Form 10-K
period 2001-12-31
SAXON CAPITAL INC
filed 2002-04-01
CIK 1160425

Commission File No. 000-33485

______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K
ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001

_____________________

SAXON CAPITAL, INC.
Incorporated in Delaware
4951 Lake Brook Drive
Suite 300
Glen Allen, Virginia 23060
(804) 967-7400

54-2036076
(I.R.S. Employer Identification No.)

_____________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, $0.01 par value

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

          The number of shares of common stock of the registrant outstanding as of February 28, 2002 was 28,080,502. The aggregate market value of common stock held by non-affiliates of the registrant as of February 28, 2002 was $236,074,922.

Documents Incorporated by Reference

          The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2001. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

TABLE OF CONTENTS

i

PART I

          Certain information contained in this Report constitutes forward-looking statements under Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, "may," "will," "expect," "intend," "should," "anticipate," "estimate," or "believe" or comparable terminology. All statements addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management's views and assumptions, as of the date of this Report, regarding future events and operating performance, and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those discussed in "Item 1. Business—Risk Factors" as well as those discussed elsewhere in this Report.

Item 1.	Business

          Saxon Capital, Inc. is a Delaware corporation organized on April 23, 2001. Our original name was Saxon Capital Acquisition Corp., and we changed our name to Saxon Capital, Inc. on October 5, 2001. We acquired all of the issued and outstanding capital stock of SCI Services, Inc. ("SCI Services" or "Predecessor"), a Virginia corporation (formerly known as Saxon Capital, Inc.), from Dominion Capital, Inc. ("Dominion Capital"), a wholly owned subsidiary of Dominion Resources, Inc. ("Dominion Resources") on July 6, 2001. We maintain our principal executive offices at 4951 Lake Brook Drive, Suite 300, Glen Allen, Virginia 23060, and our telephone number is (804) 967-7400. Our common stock is listed on the Nasdaq National Market under the symbol "SAXN."

General

          Our business is conducted through our operating subsidiaries. We conduct mortgage loan originations, purchases, and secondary marketing at Saxon Mortgage, Inc. ("Saxon Mortgage"), and retail loan origination activity at America's MoneyLine, Inc. ("America's MoneyLine"). We conduct mortgage loan servicing at Meritech Mortgage Services, Inc. ("Meritech"). Throughout our discussion of our business operations, words such as "we" and "our" are intended to include these operating subsidiaries and, for references to periods occurring prior to July 6, 2001, include our Predecessor.

          We originate, purchase, securitize, and service primarily non-conforming residential mortgage loans derived through three separate channels. These loans are secured primarily by first mortgages. We believe we deliver superior value and service to our borrowers through our disciplined credit, pricing, and servicing processes throughout the lives of their loans, which we call our Life of the Loan Credit Risk Management strategy. Our borrowers typically have limited credit histories, have high levels of consumer debt, or have experienced credit difficulties in the past. Mortgage loans to such borrowers are generally classified as "sub-prime" because they generally do not conform to or meet the underwriting guidelines of one or more of the government sponsored entities. We originate and purchase loans on the basis of the borrower's ability to repay the mortgage loan, the borrower's historical patterns of debt repayment, and the amount of equity in the borrower's property (as measured by the borrower's loan-to-value ratio or "LTV"). The interest rate and maximum loan amount are determined based upon our underwriting and risk-based pricing matrices. We have been originating and purchasing sub-prime mortgage loans since 1995, and believe the proprietary data that we have accumulated in our data warehouse enables us to analyze the characteristics that drive loan performance to ensure that we meet or exceed our return on investment requirements. We also believe our Life of the Loan Credit Risk Management strategy increases the consistency of our loan performance and financial returns.

          We originate or purchase mortgage loans through three separate origination channels. Our wholesale channel originates or purchases loans through our network of approximately 3,000 brokers throughout the country. These brokers rely on our centralized processing teams who, we believe, provide them with superior and consistent customer service. Our retail channel originates mortgage loans directly to borrowers through our wholly-owned subsidiary, America's MoneyLine, which has a retail branch network of 17 locations and uses direct mail and the Internet to originate loans. Our correspondent channel purchases mortgage loans from approximately 300 correspondents following a complete re-underwriting of each mortgage loan. We believe that exceeding the expectations of our customers, whom we view as borrowers, brokers, and correspondents, is a key to our success. For the year ended December 31, 2001, we originated or purchased approximately $2.3 billion and securitized approximately $2.0 billion of residential mortgage loans.

          We intend to access the asset-backed securitization market to provide long-term financing for our mortgage loans. We now generate earnings and cash flows primarily from the net interest income and fees that we earn from the mortgage loans we originate and purchase. We finance the loans initially under one of several different secured and committed warehouse financing facilities on a recourse basis. These loans are subsequently financed on a limited recourse basis using asset-backed securities we issue through a trust. The asset-backed securities will be repaid as the mortgage loans pay off. The trusts are required to create credit enhancement using excess cash flow (mortgage interest income, net of bond interest expenses, losses, and servicing fees) to repay the asset-backed securities of the trust faster than the underlying mortgage loans, thereby creating "overcollateralization" (that is, the outstanding balance of the mortgage loans exceeds the outstanding balance of the asset-backed securities). Once the overcollateralization meets predetermined levels, we will begin to receive the excess cash flow from the mortgage loans in the trust. Depending upon the structure of the asset-backed securities and the performance of the underlying mortgage loans, excess cash flow may not be distributed to us for 12 to 24 months or more. As a result of the overcollateralization and certain other credit enhancement features, the trust is able to issue highly rated investment grade asset-backed securities. In addition to the excess cash flow, we receive servicing and master servicing fees at annual rates equal to approximately 50 basis points and 3.5 basis points, respectively, as well as ancillary servicing-related fee income.

          Since May 1996, we have securitized approximately $11.0 billion in mortgage loans through our quarterly securitization program. As of July 6, 2001, we now structure our securitizations as financing transactions. Accordingly, following a securitization, the mortgage loans we originate or purchase remain on our balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. Also, we now record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This change to "portfolio-based" accounting will significantly impact our future results of operations compared to our historical results. Therefore, our historical results and management's discussion of such results may not be indicative of our future results. This accounting treatment, however, more closely matches the recognition of income with the receipt of cash payments on the individual loans, and is expected to decrease our earnings volatility compared to structuring securitizations as sales in accordance with accounting principles generally accepted in the United States of America ("GAAP").

          Once we originate or purchase a mortgage loan, our wholly-owned subsidiary, Meritech begins the process of performing the day-to-day administrative services for the loan. These activities are called "servicing." Meritech seeks to ensure that the loan is repaid in accordance with its terms. Beginning with an introductory call made as soon as seven days following the origination or purchase of a mortgage loan, we attempt to establish a consistent payment relationship with the borrower. In addition, our call center uses a predictive dialer to create calling campaigns for delinquent loans based upon the borrower's historical payment patterns and the borrower's risk profile to the borrower. Our Life of the Loan Credit Risk Management strategy is applied to every loan in our servicing portfolio. The inherent risk of delinquency and loss associated with sub-prime loans requires active communication with our borrowers from origination through liquidation. Our technology delivers extensive data regarding the loan and the borrower to the desktop of the individual providing service to the borrower. Contact with our borrower is tailored to reflect the borrower's payment habit, loan risk profile, and loan status. Borrower contact is initiated through outbound telephone campaigns, monthly billing statements, and direct mail. Our Website provides borrowers with access to account information and online payment alternatives.

Industry Overview

          The residential mortgage market is the largest consumer finance market in the United States. Lenders in the United States originated over $2.04 trillion in single-family mortgage loans in 2001, and are expected to originate approximately $1.41 trillion in 2002. Generally, the industry is segmented by the size of the mortgage loans and credit characteristics of the borrowers. Mortgage loans that conform to the government sponsored entity, such as Fannie Mae and Freddie Mac, guidelines for both size and credit characteristics are called "conforming mortgages." All other mortgage loans are considered "non-conforming loans" because of the size of the loans (generally referred to as jumbo mortgages) or the credit profiles of the borrowers (generally referred to as sub-prime mortgages) or both. We believe the non-conforming segment of the mortgage industry can provide higher risk-adjusted returns on investment than the traditional conforming mortgage loan market, provided the lender has a comprehensive and sophisticated process for credit evaluation, risk-based pricing, and diligent servicing.

Business Strategy

          Our primary goal is to grow, on our balance sheet, a substantial portfolio of non-conforming mortgage loans that produce stable net interest and fee income and provide a superior risk adjusted return on investment for our industry. We believe we can achieve this goal by building upon our disciplined credit, proactive collections and customer service, and strong history of managing credit risk in the sub-prime mortgage market.

          For 2002, management established the following key initiatives for our business channels. We expect that our business channels will focus appropriate resources on achieving these initiatives:

Retail:

  Expand our branch network in selected markets.
  Implement additional automation of our underwriting program for our staff.
  Increase telemarketing capabilities.
  Improve the abilities of third party sources of business to access our automated underwriting capabilities over the Internet.

Wholesale:

  Implement an automated underwriting program accessible to our broker customers.
  Implement additional automation of loan processing.
  Expand account executive sales force.

Correspondent:

  Increase the number and broaden the base of customers, while adding sales staff to handle these additional customers.
  Implement an automated underwriting program accessible to our correspondent customers.

Servicing:

  Deliver expanded loss mitigation alternatives and processes.
  Focus foreclosure and Real Estate Owned (REO) timeline refinements on decreasing seriously delinquent accounts.

Underwriting

          We originate and purchase loans in accordance with the underwriting criteria described below. The loans we originate and purchase generally do not meet conventional underwriting standards, such as the standards used by government sponsored entities, such as Fannie Mae or Freddie Mac. As a result, our loan portfolios are likely to have higher delinquency and foreclosure rates than loan portfolios based on conventional underwriting criteria. We have established six classifications with respect to the credit profile of potential borrowers, and we assign a rating to each loan based on these classifications. Our underwriting guidelines are designed to help us evaluate a borrower's credit history and capacity to repay the loan, the value of the property that will secure the loan, and the adequacy of such property as collateral for the loan. In addition, we review credit scores derived from the application of one or more nationally recognized credit scoring models. Based on our analysis of these factors, we will determine loan terms, including the interest rate and maximum loan-to-value. We generally offer borrowers with less favorable credit ratings loans with higher interest rates and lower LTVs than borrowers with more favorable credit ratings based upon our assessment of the borrower's risk or probability of default.

          Our underwriting philosophy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset certain areas of weakness. Specific compensating factors include:

  mortgage payment history;
  disposable income;
  employment stability;
  number of years at residence;
  LTV;
  income documentation type; and
  property type.

          We underwrite each loan individually. All underwriting decisions are the responsibility of each respective business channel's Vice President of Underwriting. The Vice Presidents of Underwriting generally have a minimum of ten years of industry experience and report directly to the Vice President in charge of the respective business channel. Reporting to each Vice President of Underwriting are Assistant Vice Presidents of Underwriting who have substantial industry experience. In addition to the daily supervision of all underwriting decisions, these Vice Presidents and Assistant Vice Presidents of Underwriting conduct regular training sessions on emerging trends in production, as well as provide feedback from the monthly default resolution and planning ("DRP") and risk management meetings, which some or all regularly attend. In addition to the business channels' Vice Presidents of Underwriting, the underwriting departments of the wholesale, retail, and correspondent channels have a total of 28, 21, and 18 underwriters, respectively. Our underwriting staff base their credit decisions upon the risk profile of the individual loan, even in instances where we purchase a group of mortgage loans in bulk.

          Our underwriting guidelines are determined by our credit committee ("Credit Committee"), which is composed of our Chief Executive Officer, our President, our Chief Financial Officer, our Vice President of Capital Markets, our Vice President of Quality Control, the Vice President in charge of each business channel, the Vice President of Servicing, the Vice President of Underwriting for each business channel, and our Vice President of Pricing and Analytics and is advised by our General Counsel. The Credit Committee meets frequently to review proposed changes to underwriting guidelines. To the extent an individual loan does not qualify for a loan program or credit grade, our underwriters can and will make recommendations for an approval of the loan by "underwriting exception." Our business channels' Vice Presidents and Assistant Vice Presidents of Underwriting have final approval of underwriting exceptions. Loan exceptions are tracked in our data warehouse and performance of loans with and without exceptions are monitored and reported monthly to management.

          We underwrite every loan we originate or purchase. This means we thoroughly review the borrower's credit history, income documents (except to the extent our stated income and limited documentation loan programs do not require income documentation), and appraisal for accuracy and completeness. We use our automated credit decision system to provide pre-qualification decisions over the Internet. When using this system, the loan is still underwritten by one of our underwriters before funding. While we intend to continue to expand the functionality of our automated decision system, we will continue to use our staff to review credit, income, and appraisal documentation to ensure that the loan is underwritten in accordance with our guidelines.

          Our underwriting standards are applied in accordance with applicable federal and state laws and regulations, and require a qualified appraisal of the mortgaged property conforming to Fannie Mae and Freddie Mac standards. Each appraisal includes a market data analysis based on recent sales of comparable homes in the area and a replacement cost analysis based on the current cost of building a similar home. The appraisal may not be more than 180 days old on the day the loan is originated. In most instances, we require a second field appraisal for properties that have a value of $300,000 to $500,000 and a second full appraisal for properties that have a value of more than $500,000.

          We believe that one of the primary reasons for our strong historical loss and delinquency performance is our reliance upon Saxon Mortgage's Quality Control and Risk Management Department ("QC Department"). The QC Department's primary focus is to ensure that all loans are underwritten in accordance with our underwriting guidelines. The QC Department consists of 19 employees as of December 31, 2001, including our Vice President of Quality Control.

          Each month, the QC Department reviews and re-underwrites generally 15% of all loans funded. Using a statistical based sampling system, the QC Department selects certain funded loans, re-underwrites those loans, re-verifies the sources of income, re-verifies employment, and reviews the appraisals to ensure collateral values for the loans are supported by the appraisals. In addition, the QC Department selects loans prior to funding for re-underwriting based upon collateral and borrower characteristics to further ensure that the quality of loans originated is consistent with our guidelines.

          The QC Department also reviews any loan which becomes delinquent on its first or second payment due, as well as loans that go into default later in the loan's life and which the Meritech Loss Mitigation department believes may contain borrower or seller misrepresentations. To the extent the QC Department's review indicates that a loan contains material misrepresentations, the QC Department will make recommendations regarding the exercise of remedies available to us, including, where appropriate, requiring the originator to repurchase the loan from us. In addition, the QC Department will advise our business channels on methods to ensure that we do not fund loans with similar issues in the future.

          All findings of the QC Department are reported on a monthly basis to members of senior management during the risk management meeting. During this meeting, management analyzes the results of the monthly QC Department audits as well as performance trends and servicing issues. Based upon this meeting, further analysis is undertaken and recommendations are made to the Credit Committee to modify underwriting guidelines or procedures.

          We have three loan documentation programs:

  Full Documentation—under this program, an underwriter reviews the borrower's credit report, handwritten loan application, property appraisal, and the documents that are provided to verify employment and bank deposits, such as W-2s and pay stubs, or signed tax returns for the past two years.
  Limited Documentation—loans under this program are made to self-employed borrowers; six months of personal and/or business bank statements are acceptable documentation of the borrower's stated cash flow; LTVs of 80% to 90% require two years of personal bank statements.
  Stated Income—in this program, the borrower's income as stated on the loan application must be reasonable for the related occupation, because the income is not independently verified. The audit department does, however, verify the existence of the business and employment; a self-employed borrower must have been in business for at least two years.

          Our full documentation program, which requires the highest level of credit documentation of all of our programs, is typically selected by those borrowers that are able to meet those requirements. Our limited documentation program is typically selected by self-employed borrowers, who may have encountered difficulty qualifying for Fannie Mae and Freddie Mac prime loans due to the requirements for W-2 forms, pay stubs, and similar employment-related documentation requirements associated with prime loans. Our stated income program is typically selected by borrowers who do not meet the requirements for independent verification of income associated with Fannie Mae and Freddie Mac prime loans. Both limited documentation and stated income program loans require specialized underwriting and involve higher degrees of risk; accordingly these loans generally require higher interest rates and lower loan to value ratios than would be available to borrowers that meet the requirements of our full documentation program.

          We may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending on the economic conditions of a particular market.

          As described below, we have two loan programs for first and second mortgages and several niche programs for 100% combined LTV ("CLTV"), second mortgages, and manufactured homes. The key distinguishing features of each program are the documentation required to obtain a loan, the LTV, and credit scores necessary to qualify under a particular program. Nevertheless, each program uses maximum LTVs and loan amounts to mitigate risk.

          Traditional Underwriting Program. In this program, we analyze loan risk by comparing the loan details with credit-grade-specific guidelines including mortgage history, secondary credit history, bankruptcy history, and debt-to-income ratio. Careful consideration is given to borrower trends and benefits of the loan. Traditional first lien loans are available for mortgages secured by properties of all occupancy types, and all of our loan documentation programs.

          In addition, each of our loan products has a maximum CLTV amount, which is the maximum encumbrance allowed on a specific mortgaged property. We permit three general categories of second liens that may be subordinate to a Saxon first lien. These are:

  a Saxon second lien;
  an institutional lender second lien; or
  a private second lien (including second liens retained by a seller of a mortgaged property).

          The maximum CLTV varies based on occupancy type, documentation type, credit grade, LTV, credit score, and loan amount. Our "A" credit grade second lien program allows for a maximum CLTV of 100% for fully documented loans secured by owner-occupied properties to borrowers with a minimum credit score of 640. Subordinate financing behind our traditional first lien program will allow maximum CLTVs of up to 110% for fully documented loans with a reduced first lien LTV and institutional financing on owner-occupied properties. For all products, subordinate financing on "C" and "D" credit grade first liens must be from an institutional lender.

          ScorePlus Underwriting Program. Our ScorePlus underwriting program is a product that we developed to provide a faster and simpler credit qualification process to those customers willing to forego the flexibility offered by our traditional underwriting program by limiting the basis for our underwriting decisions to the following five factors:

  mortgage history;
  credit score (in place of secondary credit review);
  bankruptcy history;
  foreclosure history; and
  debt-to-income ratio.

          These variables fit into parameters for maximum LTV and loan amount by occupancy, income documentation, and property type to assess rate and risk. This program is available for mortgage loans secured by properties of all occupancy types, and all of our loan documentation programs. Because the ScorePlus underwriting decision is based solely on the five factors listed above, the underwriting process can be more extensively automated for those customers for whom speed of decision is the paramount need. The ScorePlus program involves a lesser degree of individualized examination of traditional underwriting factors (other than the five factors listed above). To compensate this incremental credit risk, we have higher credit score and credit grade requirements in our ScorePlus program. Unlike our traditional underwriting program, ScorePlus does not offer the possibility of our allowing reasoned exceptions to any of the underwriting decision factors. For borrowers not able to meet the ScorePlus requirements, we continue to offer the traditional underwriting that allows us to examine the borrower's specific circumstances and, where we can do so prudently and at an appropriately risk-adjusted price, extend credit based on reasoned exceptions.

          We believe our ScorePlus program is our most successful product developed to date. We began development of the program during the fourth quarter of 2000 and introduced the product throughout Saxon on January 16, 2001. For the year ended December 31, 2001, ScorePlus generated $485 million in loan production or 20.79% of our total loan volume for 2001. We expect that ScorePlus's percentage of our total production will increase throughout 2002. We expect our cost to produce a loan to decrease as we use ScorePlus in conjunction with the automation of certain aspects of our underwriting process.

          We also offer a number of other loan programs. Although each program contains individual characteristics, maximum LTVs and loan amounts are designed to minimize risk within credit grade categories. These programs include:

          Second Liens. This credit score driven product, available for loans up to 100% CLTV, is concentrated on the home equity market and is available for loans secured by properties of all occupancy types and under all of our loan documentation programs. Second lien programs are most typically selected by borrowers who wish to borrow against the equity in their property without altering the provisions of their existing first lien financing.

          Manufactured Housing First Liens. This product is designed specifically for double-wide or larger manufactured homes. It is limited to homes that are classified as real estate and meet our other guidelines for construction and permanent attachment to the land on which it resides. These loans are available for primary residences or second homes (available with mortgage insurance), to a maximum loan amount of $150,000 and a minimum credit score of 550.

Mortgage Loan Production Operations

          Overview

          We originate or purchase mortgage loans through three separate origination channels. Our wholesale channel originates or purchases loans through our network of approximately 3,000 brokers throughout the country. These brokers rely on our centralized processing teams who we believe provide superior and consistent customer service. Our retail channel originates mortgage loans directly to borrowers through our wholly-owned subsidiary, America's MoneyLine, which has a retail branch network of 17 locations and uses direct mail and the Internet to originate loans. Through our correspondent channel, we purchase mortgage loans from companies among our approximately 300 approved correspondents following a complete re-underwriting of each mortgage loan. For the year ended December 31, 2001, we originated or purchased approximately $2.3 billion and securitized approximately $2.0 billion of residential mortgage loans. Further discussion of each mortgage loan production channel follows on pages 55 to 63.

          The following table sets forth selected information about our total loan originations and purchases for the years ended December 31, 2001, 2000, and 1999.

	For the Year Ended December 31
	2001	2000	1999
Average principal balance per loan	$111.9	$97.7	$99.2
Combined weighted average initial LTV	77.50%	77.46%	78.12%
Percentage of first mortgage loans owner occupied	95.54%	94.66%	93.49%
Percentage with prepayment penalty	83.46%	83.61%	76.65%
Weighted average credit score	593	580	591
Percentage fixed rate mortgages	46.45%	55.07%	53.99%
Percentage adjustable rate mortgages	53.55%	44.93%	46.01%
Weighted average interest rate:
Fixed rate mortgages	9.85%	10.98%	10.16%
Adjustable rate mortgages	9.93%	10.66%	9.98%
Margin – Adjustable rate mortgages	5.88%	6.20%	6.30%

          The following table highlights the net cost to produce loans for our total loan originations and purchases for the years ended December 31, 2001, 2000, and 1999.

	For the Year Ended December 31,
	2001	2000	1999
Fees collected(1)	75	40	38
General and administrative production costs(1)(2)	225	226	221
Premium paid(1)	170	207	243
Net cost to produce(1)(3)	320	393	426
_______________
(1)	In basis points.
(2)	Excludes corporate overhead costs and is prior to the net deferral of origination costs. Includes depreciation expense.
(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by volume.

Loan Production by Product Type

          We originate and purchase both adjustable rate mortgages ("ARMs") and fixed rate mortgages ("FRMs"). The majority of our FRMs are 30-year mortgages. In turn, our ARM production is divided into two categories: floating ARMs and hybrid ARMs. A floating ARM is a loan on which the interest rate adjusts throughout the life of the loan, either every 6 or every 12-months. A hybrid ARM is a loan on which the interest rate is fixed for the initial 24 to 60-months on the loan term, and thereafter adjusts either every 6 or every 12-months. All of our ARMs adjust with reference to a defined index rate. The interest is determined by adding the "margin" amount to the "index" rate.

          The interest rate on ARMs once the initial rate period has lapsed is determined by adding the "margin" amount to the "index" rate. The index most commonly used in our loan programs is the one-month London Inter-Bank Offered Rate ("LIBOR"). The margin is a predetermined percentage that, when added to the index, gives the borrower the rate that will eventually be due. It is common in the beginning stages of an ARM loan to allow the borrower to pay a rate lower than the rate that would be determined by adding the margin to the index. Over time, the rate adjusts upward such that eventually the interest rate the borrower pays will take into account the index plus the entire margin amount.

          A substantial portion of our loans contain prepayment penalties. Borrowers who accept the prepayment penalty receive a lower interest rate on their mortgage loan. Borrowers always retain the right to refinance their loan, but may have to pay a charge of up to six-months interest on 80% of the remaining principal when prepaying their loans.

          The following table sets forth information about our loan production based on product type (ARMs and FRMs) for the years ended December 31, 2001, 2000, and 1999.

		For the Year Ended December 31,
		2001	2000	1999
Product Type
ARMs	ARMs	0.05%	0.14%	1.84%
	Hybrids	53.50%	44.80%	44.17%
	Total ARMs	53.55%	44.94%	46.01%
FRMs	Fifteen year	4.22%	4.57%	4.51%
	Thirty year	20.43%	16.51%	21.91%
	Balloons	19.70%	33.98%	27.57%
	Other	2.10%	--	--
	Total FRMs	46.45%	55.06%	53.99%

Loan Production by Borrower Risk Classification

          The following table sets forth information about our loan production by borrower risk classification for the years ended December 31, 2001, 2000, and 1999.

	For the Year Ended December 31,
	2001	2000	1999
A+ Credit Loans(1)
Percentage of total purchases and origination	17.95%	6.63%	5.52%
Combined weighted average initial LTV	73.93%	77.46%	77.75%
Weighted average credit score	676	648	654
Weighted average interest rate:
FRMs	7.95%	9.49%	8.95%
ARMs	8.41%	9.85%	8.79%
Margin – ARMs	4.87%	4.90%	4.56%
A Credit Loans(1)
Percentage of total purchases and origination	18.51%	11.19%	14.57%
Combined weighted average initial LTV	79.85%	79.63%	78.10%
Weighted average credit score	619	620	630
Weighted average interest rate:
FRMs	9.68%	10.46%	9.37%
ARMs	8.95%	10.09%	9.51%
Margin – ARMs	5.20%	5.24%	5.27%
A- Credit Loans(1)
Percentage of total purchases and origination	35.66%	40.92%	44.48%
Combined weighted average initial LTV	81.09%	80.41%	80.83%
Weighted average credit score	578	590	598
Weighted average interest rate:
FRMs	10.33%	10.83%	10.22%
ARMs	9.77%	10.32%	9.69%
Margin – ARMs	5.75%	5.95%	6.11%

B Credit Loans(1)

Percentage of total purchases and origination	16.58%	23.05%	19.85%
Combined weighted average initial LTV	76.53%	76.81%	77.32%
Weighted average credit score	547	556	561
Weighted average interest rate:
FRMs	11.23%	11.32%	10.81%
ARMs	10.57%	10.69%	10.04%
Margin – ARMs	6.42%	6.32%	6.43%
C Credit Loans(1)
Percentage of total purchases and origination	9.34%	14.43%	12.91%
Combined weighted average initial LTV	71.45%	72.46%	73.40%
Weighted average credit score	531	539	549
Weighted average interest rate:
FRMs	12.40%	12.27%	11.53%
ARMs	11.58%	11.33%	10.58%
Margin – ARMs	6.92%	6.75%	6.81%
D Credit Loans(1)
Percentage of total purchases and origination	1.96%	3.78%	2.67%
Combined weighted average initial LTV	59.90%	62.20%	62.44%
Weighted average credit score	529	539	545
Weighted average interest rate:
FRMs	13.12%	13.49%	12.68%
ARMs	12.48%	12.26%	11.38%
Margin – ARMs	7.59%	7.37%	7.22%
_______________
(1)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

Loan Production by Income Documentation

          The following table sets forth information about our loan production based on income documentation for the years ended December 31, 2001, 2000, and 1999.

	For the Year Ended December 31,
Income documentation	2001		2000		1999
	% of Originations	Average Credit Score	% of Originations	Average Credit Score	% of Originations	Average Credit Score
Full documentation	77.79%	590	76.00%	576	75.39%	586
Limited documentation	5.36%	607	6.41%	598	7.46%	612
Stated income	16.63%	602	17.11%	593	16.77%	605
Other	0.22%	613	0.48%	598	0.38%	611

Loan Production by Borrower Purpose

          The following table sets forth information about our loan production based on borrower purpose for the years ended December 31, 2001, 2000, and 1999.

	For the Year Ended December 31,
Borrower Purpose	2001	2000	1999
Cash-out refinance	69.86%	59.49%	55.15%
Purchase	20.93%	29.94%	31.30%
Rate or term refinance	9.21%	10.57%	13.55%

Loan Production Based Upon the Borrower's Credit Score

          The following table sets forth information about our loan production based on borrowers' credit scores for the years ended December 31, 2001, 2000, and 1999.

	For the Year Ended December 31,
	2001	2000	1999
>700	7.41%	3.22%	4.72%
700 to 651	11.73%	8.39%	10.63%
650 to 601	22.98%	21.55%	23.64%
600 to 551	26.55%	31.38%	29.49%
550 to 501	24.29%	27.41%	21.35%
< 500	6.19%	5.88%	4.46%
Unavailable	0.85%	2.17%	5.71%
Average Credit Score	593	580	591

Geographic Distribution

          The following table sets forth the percentage of all loans originated or purchased by the Company by state for the periods shown.

	For the Year Ended December 31,
	2001	2000	1999
California	22.70%	22.37%	21.09%
Florida	5.24%	5.38%	5.10%
Michigan	4.25%	5.35%	3.66%
Illinois	3.74%	5.74%	4.63%
Colorado	3.25%	3.05%	3.20%
Minnesota	3.24%	2.07%	2.16%
Texas	3.13%	4.22%	5.22%
Washington	2.18%	3.23%	4.07%
Arizona	1.83%	2.36%	2.11%
Massachusetts	1.21%	0.91%	0.85%
Other	49.23%	45.32%	47.91%
Total	100.00%	100.00%	100.00%

Securitization and Financing

          As a fundamental part of our present business and financing strategy, we securitize almost all of our mortgage loans. From time to time, we may choose to sell loans rather than securitize them if we believe that market conditions present an opportunity to achieve better economic execution through such sales. We expect that such sales will continue to constitute a small percentage of our production. Since 1996, we have securitized approximately $11.0 billion of the loans we originated or purchased. We intend to continue utilizing the asset-backed securitization market to provide long-term financing for our mortgage loans. We will generate earnings and cash flows primarily from the net interest income and fees we earn from the mortgage loans we originate and purchase.

          In a typical securitization, pools of mortgage loans, together with the right to receive all payments on the loans, are assembled and transferred to a trust. The trust issues certificates that represent the right to receive a portion of the amounts collected on the loans each month. Most of the trust certificates (referred to as asset-backed securities) are offered for sale to the public, with the remainder either privately placed or retained by the company sponsoring the securitization. Many of the certificates are assigned ratings by rating agencies such as Moody's, Standard & Poor's, and Fitch. The trust agreement creating the securitization trust establishes various classes of certificates, and assigns an order of rights to priority of payment to each class. The trust agreement also provides for such administrative matters as the appointment of a trustee of the trust, the servicing of the mortgage loans, and the monthly distribution of funds and reports to the holders of the certificates.

          We finance loans initially under one of several different secured and committed warehouse financing facilities. When the loans are securitized, we receive proceeds from the securities issued by the securitization trust, and we use those proceeds to, among other uses, pay off the related warehouse financing. Generally the company sponsoring the securitization is not legally obligated to make payments on the securities issued by the securitization trust, and we do not have this legal obligation with respect to our securitizations, although under GAAP applicable to our current portfolio-based accounting, such obligations are included as liabilities on our consolidated balance sheet. We do, however, make certain customary representations and warranties to each securitization trust, which, if violated, could legally obligate us to repurchase some or all of the securitized loans from the trust. The asset-backed securities issued by the securitization trust pay down as the securitized loans pay off.

          We anticipate that the structure employed by our securitization transactions will require credit enhancement. By applying excess cash flow (mortgage interest income net of interest on the asset-backed securities, losses, and servicing fees) to pay down the asset-backed securities of the trust faster than the underlying mortgages, we are able to create any required overcollateralization. Once the overcollateralization meets predetermined levels, we will begin to receive the excess cash flow from the mortgage loans in the trust. Depending upon the structure of the asset-backed securities and the performance of the underlying loans, excess cash flow may not be distributed to us for 12 to 24 months or more. These excess amounts are derived from, and are affected by, the interplay of several economic factors:

  the extent to which the interest rates of the mortgage loans exceed the interest rates of the related asset-backed securities;
  the creation of overcollateralization;
  the level of loss and delinquencies experienced on the securitized mortgage loans; and
  the extent to which the loans are prepaid by borrowers in advance of scheduled maturities.

          We expect that our securitization trusts will also provide that, if certain delinquencies and/or losses exceed certain levels (which vary among the securitization trusts), as established by the applicable rating agencies (or the financial guaranty insurer, in the case of certain securitization trusts), the required level of overcollateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies did not exceed such levels. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive excess cash flow from a securitization transaction. We cannot assure that the performance tests will be satisfied. Nor can we assure, in advance of completing negotiations with the rating agencies or other key transaction parties, the actual terms of such delinquency tests, overcollateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net asset income to us. Failure to negotiate such terms on a favorable basis may materially and adversely affect the availability of net excess income to us.

          Generally, so long as excess cash flow is being directed to the senior securities of a securitization trust to achieve overcollateralization, we will not receive distributions from the related securitized pool. In addition, because the application of the excess cash flow to the senior securities of a securitization trust is dependent upon the performance of the related mortgage loans, there may be material variations in the amount, if any, of the excess cash flow distributed to us from period to period, and there may be extended periods when we do not receive excess cash flow. Any variations in the rate or timing of our receipt of distributions may adversely affect our financial condition.

          We cannot assure that our securitizations will generate sufficient excess cash flow to ensure that targeted levels of overcollateralization will be achieved and maintained at all times. As described above, a high rate of delinquencies and defaults, or rapid rates of prepayments experienced by a securitized pool (or an increase in LIBOR or any other benchmark which may be utilized) may cause the amount of interest received on the mortgage loans to be less than the amount of interest payable on the securities of the securitization trust on the related payment date. In this case, the principal balance of such securities would decrease at a slower rate relative to the principal balance of the securitized pool, which would lead to a reduction of overcollateralization below targeted levels and result in no excess cash flow being paid to us.

          For federal income tax purposes, we will elect to treat each of our securitizations as one or more real estate mortgage investment conduits ("REMICs"). As a result of this election, we will recognize taxable gain or loss on the sale of asset-backed securities even though we will not recognize gain or loss on securitization of mortgage loans for financial reporting purposes. For purposes of computing such gain or loss, we are required to allocate our tax basis in the mortgage loans contributed to the REMIC among the asset-backed securities issued by the REMIC, including any asset-backed securities we retain. We recognize such taxable gain or loss only with respect to the asset-backed securities we sell, utilizing the value of the retained interest as a component of the gain.

          Historically, we have typically held, and may continue in the future to hold, the residual interests in some of the REMICs we create. A portion of the income we recognize that is attributable to such residual interests, referred to as excess inclusions, is subject to special tax treatment. Specifically, our taxable income for any taxable year can never be less than the sum of our excess inclusions for the year. Thus, if we have excess inclusions for any year, we will have to pay federal income tax even if the sum of our otherwise allowable deductions and losses for the year exceed our income (computed without regard to the excess inclusion rule) for the year.

Competition

          We face intense competition in the business of originating, purchasing, securitizing, and servicing mortgage loans. Our competitors include consumer finance companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, credit card issuers, and insurance finance companies. Many traditional mortgage lenders have begun to offer products similar to those we offer to our borrowers. Fannie Mae and Freddie Mac have also expressed interest in adapting their programs to include non-conforming products, and have begun to expand their operations into the sub-prime market. We also expect increased competition over the Internet, as entry barriers are relatively low over the Internet. Many of these competitors, including large financial corporations taking advantage of consolidation opportunities in the industry, are substantially larger and have more capital, or greater access to capital at lower costs, and greater technical and marketing resources than we have. Efficiencies in the asset-backed securities market have generally created a desire for increasingly larger transactions, giving companies with greater volumes of originations a competitive advantage.

          Competition in the industry can take many forms, including interest rate and cost of a loan, convenience in obtaining a loan, customer service, amount and term of a loan, and marketing and distribution channels. Additional competition may lower the rates we can charge borrowers and potentially lower our net interest margin.

          Our competitive position may be affected by fluctuations in interest rates and general economic conditions. During periods of rising interest rates, competitors that have "locked in" low borrowing costs may have a competitive advantage. During periods of declining interest rates, competitors may solicit our borrowers to refinance their loans. During economic slowdowns or recessions, our borrowers may face new financial difficulties and may be receptive to refinancing offers by our competitors.

          We believe that our competitive strengths are:

  investment in technology to support operating efficiency, maintain credit decision consistency, and drive loss mitigation efforts;
  a disciplined approach to underwriting and servicing sub-prime mortgage loans using sophisticated and integrated risk management techniques;
  customer-focused processing and underwriting teams that are responsive to borrowers' needs;
  risk-based pricing using our historical performance databases to increase predictability of our returns; and
  low cost funding and liquidity availability through the asset-backed securities market.

We believe these strengths enable us to produce higher-quality, better performing loans than our competitors.

Regulation

          The mortgage lending industry is highly regulated. Our business is subject to extensive regulation and supervision by various federal, state, and local government authorities. As of December 31, 2001, we were licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first and second mortgages in 49 states and the District of Columbia. We do not originate loans in the State of Alabama.

          Our mortgage lending and servicing activities are subject to the provisions of various federal and state statutes, including the Equal Credit Opportunity Act of 1974, as amended, the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, the Home Ownership and Equity Protection Act of 1994, the Fair Credit Reporting Act of 1970, as amended, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, the Fair Housing Act, and state statutes governing mortgage lending. Our business is subject to the rules and regulations of various federal, state, and local regulatory agencies in connection with originating, purchasing, processing, underwriting, securitizing, and servicing mortgage loans. These rules and regulations, among other things:

  impose licensing obligations on us;
  establish eligibility criteria for mortgage loans;
  prohibit discrimination;
  provide for inspections and appraisals of properties;
  require us to adhere to certain procedures regarding credit reports on loan applicants;
  regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances, and payment features;
  mandate certain disclosures and notices to borrowers; and
  may fix maximum interest rates, fees, and mortgage loan amounts.

          Failure to comply with these requirements can lead to, among other things, loss of approved licensing status, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, administrative enforcement actions, and civil and criminal liability.

          The federal Gramm-Leach-Bliley financial reform legislation enacted in 2000 imposes additional privacy obligations on us with respect to our applicants and borrowers. We have prepared appropriate controls and procedures to comply with the law. In addition, several states are also considering adopting privacy laws that are not entirely consistent with one another. The enactment of inconsistent state privacy legislation could substantially increase our compliance costs.

          In addition, several federal, state, and local laws and regulations have been adopted or are under consideration that are intended to eliminate so-called "predatory" lending practices, such as "steering" borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, and "flipping" or repeatedly refinancing loans. Since 1999, a number of states and municipalities have adopted laws related to predatory lending. These laws, rules, and regulations, or other laws, rules, or regulations adopted in the future, could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of federal, state, and local rules, or restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

          Due to the consumer-oriented nature of the mortgage industry, there is a risk that we or other industry participants may be named as defendants in litigation involving alleged violations of federal and state laws, including consumer protection laws, or become the subject of a regulatory investigation. In recent years, several non-conforming mortgage lenders have been the subjects of class action lawsuits and regulatory actions alleging improper marketing practices, abusive loan terms and fees, disclosure violations, improper yield spread premiums and other matters. Other mortgage lenders and we now face inconsistent judicial decisions about such payments. If the adverse decisions are not overturned regarding lender payments to brokers and potential costs defending these types of claims and in paying any judgments that might result. The costs of a significant increase in litigation could have a material adverse effect on our results of operation, financial condition and business prospects.

Environmental

          In the ordinary course of our business, from time to time we foreclose on properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on these properties and we may be held liable to a governmental entity or to third parties for property damage, personal injury, and investigation and cleanup costs incurred in connection with the contamination. To date, we have not been required to perform any material investigation or clean up activities, nor have we been subject to any environmental claims. We cannot assure you, however, that this will remain the case in the future.

Employees

          We employed 899 full-time employees as of December 31, 2001. None of our employees are represented by a union or covered by a collective bargaining agreement. We believe our relations with our employees are good.

Rule 144A Offering

          On July 6, 2001, we sold 28,000,000 shares of our common stock to Friedman, Billings, Ramsey & Co., Inc. ("FBR"), at a price per share of $9.30. FBR then sold the shares to investors at a price of $10.00 per share in a transaction not requiring registration under the Securities Act or applicable state securities law. Simultaneously with the sale of the 28,000,000 shares, we sold 20,000 shares of our common stock to our CEO, 20,000 shares to our President, and 10,000 shares to our CFO at a price of $10.00 per share in a private placement not registered under the Securities Act (together with the sale of the 28,000,000 shares, referred to as the 144A Offering). In connection with the 144A Offering, we granted warrants to FBR to purchase an aggregate of 1,200,000 shares of our common stock (the FBR Warrants). We also entered into a registration rights agreement for the benefit of the holders of the 28,000,000 shares of common stock and the common stock underlying the FBR Warrants, all of which shares are now registered for resale under the Securities Act.

          Our net proceeds of the 144A Offering were approximately $260 million. We used the net proceeds as follows:

  to pay the cash component of the purchase price for the acquisition of SCI Services, Inc. which was $145.3 million, net of a $25 million note to Dominion Capital, Inc., and the remainder for general corporate and working capital purposes.

Acquisition of SCI Services, Inc.

          On July 6, 2001, we purchased all of the issued and outstanding shares of capital stock of SCI Services from Dominion Capital, Inc. The purchase occurred simultaneously with the consummation of our 144A Offering.

          We purchased SCI Services for $170.3 million, which is a price equal to SCI Services' net tangible book value as of July 5, 2001, adjusted to take into effect the distribution of assets and liabilities by SCI Services to Dominion Capital Inc. described below that we did not purchase, plus a premium of $11.7 million primarily related to loans held prior to securitization. The aggregate purchase price was paid in the form of a $25 million five-year senior subordinated promissory note, which accrues interest at 8% annually, and the remainder in cash. We did not purchase any of SCI Services' historical goodwill or tax liabilities, or any of the interest-only residual assets and related hedges, or subordinate bonds SCI Services retained in securitizations that occurred before our purchase. SCI Services distributed these assets and liabilities to Dominion Capital Inc. immediately before the closing.

Executive Officers

          Our executive officers are as follows:

          Michael L. Sawyer, Age 45. Mr. Sawyer is our Chief Executive Officer and a Director. He has served as Saxon Mortgage's President since December 1998. Before being named President, Mr. Sawyer had served as a Director and our Senior Vice President of Underwriting since 1995. Before joining Saxon, Mr. Sawyer served as Vice President and Director of Conduit Funding for Household Financial Services. From 1993 until 1994, Mr. Sawyer was general manager and director of correspondent lending for Novus Financial Corporation. From 1985 until 1993, Mr. Sawyer held various managerial positions for Ford Consumer Finance, including regional underwriting manager and manager of operations. Mr. Sawyer received his Bachelor's degree in Liberal Arts from the University of Illinois, and received his Masters of Business Administration from the University of California, Irvine.

          Dennis G. Stowe, Age 41. Mr. Stowe is our President, Chief Operating Officer, and a Director. He has served as President and Chief Executive Officer of Meritech and Senior Vice President of Saxon Mortgage since 1994. Before joining Meritech, Mr. Stowe was Vice President of Niagara Portfolio Management Corp. (Niagara), responsible for management and liquidation of Goldome Credit Corporation (GCC) pursuant to Niagara's contract with the FDIC, serving as GCC's Senior Vice President. Mr. Stowe received his Bachelors of Business Administration in Accounting with honors from the University of Texas at Arlington.

          Robert G. Partlow, Age 35. Mr. Partlow is our Executive Vice President, Chief Financial Officer, Treasurer, and a Director. Mr. Partlow has served as Saxon Mortgage's and America's MoneyLine's Executive Vice President, Chief Financial Officer, and Treasurer since 1999, Saxon's Treasurer since 1998, and Meritech's Senior Vice President, Chief Financial Officer, and Treasurer since 1998. Before this, Mr. Partlow had served in various positions, including as Vice President and Controller of Saxon, Saxon Mortgage, Meritech, and America's MoneyLine, since 1996. Before joining Saxon in 1996, Mr. Partlow served as Manager of Tax and Accounting for Dynex Capital, Inc., as a senior tax consultant at KPMG LLP, an international accounting firm, and as a bank examiner for the Federal Reserve Bank of Richmond. Mr. Partlow received a Bachelor of Science degree in Business Administration from the University of Richmond, and received his Master of Science in Accountancy from the University of Virginia. Mr. Partlow is a licensed Certified Public Accountant in the Commonwealth of Virginia.

          Bradley D. Adams, Age 36. Mr. Adams is our Vice President of Capital Markets. Mr. Adams has served as Senior Vice President of Capital Markets of Saxon Mortgage since October 1999. Prior to this, Mr. Adams had served as Vice President of Capital Markets of Saxon Mortgage since 1998 and Assistant Vice President since 1996. Before joining Saxon in 1994, Mr. Adams served in various financial positions at Dynex Capital, Inc., Best Products Corporation, Hesa Educational Corp., and Growth Capital Corp. Mr. Adams received his Bachelor of Science degree in Finance, and his Master of Business Administration degree, from Virginia Commonwealth University.

          Robert B. Eastep, Age 38. Mr. Eastep is our Vice President of Strategic Planning and our Chief Accounting Officer. Mr. Eastep has served as Saxon's Senior Vice President and Chief Accounting Officer since October 2000. Prior to this, Mr. Eastep had served as Saxon's Vice President and Controller since April 1999. Before joining Saxon, Mr. Eastep worked at Cadmus Communications, a printing company, as Director of Internal Audit from 1998 to 1999. Before that, Mr. Eastep served as Vice President-Finance for Central Fidelity Bank, NA (now Wachovia Corporation), a commercial bank, from 1996 to 1998. Before 1996, Mr. Eastep was a Senior Manager at KPMG LLP, an international accounting firm. Mr. Eastep received his Bachelor of Science in Business Administration with honors from West Virginia University. Mr. Eastep is a licensed Certified Public Accountant in the Commonwealth of Virginia.

          Bruce C. Morris, Age 56. Mr. Morris is our Vice President of Quality Control. Mr. Morris has served as Saxon Mortgage's Senior Vice President of Quality Control since 1998. Before joining us, Mr. Morris was a Senior Asset Manager for SMAI, Inc., an independent contract firm that managed the liquidation of failed financial institutions under contract with the RTC/Federal Deposit Insurance Corporation from 1993 to 1997. Before that, Mr. Morris held various senior management positions at Ritz-Cohen Joint Ventures and HomeFed Bank, SunBelt Savings FSB. Mr. Morris received his Bachelor of Business Administration degree in Finance and Economics from Stephen F. Austin University.

          Richard D. Shepherd, Age 48. Mr. Shepherd is our Vice President, General Counsel, and Secretary. Mr. Shepherd has served as Vice President, General Counsel and Assistant Secretary of Saxon and Meritech since 1997. Before being named Vice President and General Counsel, Mr. Shepherd served as Assistant General Counsel and Assistant Secretary of Saxon, Saxon Mortgage, Meritech, and America's MoneyLine. Before joining Saxon Mortgage and Meritech in 1995, Mr. Shepherd was an attorney at Ragsdale, Beals, Hooper & Seigler and Robert Musselman and Associates, concentrating in real estate finance matters. Mr. Shepherd received his Bachelor of Arts degree in Liberal Arts from the University of Maryland, and received his Juris Doctor degree from the University of Virginia.

          David L. Dill, Age 38. Mr. Dill is our Vice President of Servicing. Mr. Dill has served as Senior Vice President of Meritech since August 1999, responsible for management of the Performing Asset Division including customer service, collections, and escrow administration. Mr. Dill joined Meritech in 1998 as Vice President and Loss Mitigation Manager, responsible for outbound collection and loss mitigation activities on mortgage loans sixty or more days delinquent. Before joining Meritech, Mr. Dill held various managerial positions at North Dallas Bank and Trust from 1985 to 1998, most recently as Vice President of Consumer Lending. Mr. Dill studied at North Lake Jr. College and has completed real estate lending courses and the Texas Bankers Association Consumer Lending School.

          Thomas S. Conroy, Jr., Age 41. Mr. Conroy is our Vice President and General Manager of our Wholesale Business Channel and has served in this capacity since January 2001. Before joining Saxon, Mr. Conroy was Vice President of Consumer Lending at Flagstar Bank in 2000 and was Managing Director of the sub-prime unit of DMR Financial Services, Inc., from 1998 until 2000. From 1997 to 1998, Mr. Conroy was the Executive Vice President of Home America Financial Services, Inc. From 1995 until 1997, Mr. Conroy served as Executive Vice President, Third Party Originations for BancOne Financial Services, Inc. Prior to these positions, Mr. Conroy held various managerial positions at the CIT Group, Commercial Credit Corporation and Transamerica Financial Services, Inc. Mr. Conroy received his Bachelor of Arts degree in Business Management from Moravian College.

          Frederick R. Elflein, Jr., Age 38. Mr. Elflein is our Vice President and General Manager of our Retail Production. Mr. Elflein has served in this capacity since 1997. Before joining us, Mr. Elflein held various managerial positions at Household Finance Corporation from 1986 to 1997, most recently as Regional Vice President of the Western Sales Region. Mr. Elflein received his Bachelor of Arts degree from Creighton University.

          Jeffrey A. Haar, Age 35. Mr. Haar is our Vice President and General Manager of our Correspondent Business Channel. Before being named Senior Vice President, Mr. Haar had served as a Regional Account Manager for Saxon since 1997. Before joining Saxon, Mr. Haar was Senior Vice President of Indy Mac's Correspondent Lending Division from 1996 to 1997 and National Account Manager from 1993 to 1996. Prior to these positions, Mr. Haar was a Retail Loan Officer for First Pacific Mortgage and Commerce Security Bank from 1990 to 1993. Mr. Haar received his Bachelor of Business Administration in Finance from the University of Toledo.

Risk Factors

We have incurred significant operational losses in the year 2000 and for the year 2001.

          Our business operations resulted in net losses in the year 2000 and for the year 2001. These losses were caused primarily from charges related to the impairment of certain residual assets and goodwill. Furthermore, beginning July 6, 2001, we changed our securitization structure so that we no longer book a gain at the time of securitization, and instead record interest income and loan loss provisions over the life of the mortgage loans. Therefore, we will continue to experience operating losses until we rebuild our mortgage investment portfolio to the point that our mortgage loans generate sufficient net income to cover our operating costs.

A prolonged economic downturn or recession could adversely affect our operations and financial condition.

          The United States economy has recently undergone and may be continuing to undergo a period of slowdown, which some observers view as a recession. Although we have not operated during a period of prolonged general economic downturn or a recession, these events have historically resulted in a reduction in mortgage origination activity and an increase in the rate of mortgage defaults. A continued economic downturn or recession would have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages will adversely affect our ability to expand our mortgage portfolio, which is our principal means of increasing our earnings. In addition, because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures, and losses on these loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures, or losses could adversely affect our ability to originate, purchase, and securitize loans.

Inability to generate liquidity or access funding sources may affect our operations.

          We require substantial amounts of cash to fund our loan origination, purchase, securitization, and servicing activities. We also incur significant securitization costs, as well as a current tax liability, in connection with a securitization. Additionally, as a servicer, we are required to advance delinquent principal and interest payments to investors, tax and insurance escrow payments, and foreclosure costs on certain delinquent loans. Accordingly, our strategy of increasing the number of loans originated, purchased, and serviced will require substantial amounts of cash. A significant source of our operating cash flows was removed from our balance sheet when Dominion Capital retained the residual cash flows associated with all securitizations that occurred before our divestiture. As a result, the cash generated from our current operations is not sufficient to fund our operating activities and growth plans. While we are building our mortgage portfolio, we will fund the operating shortfall with our $132.4 million in available working capital and $1.4 billion in committed warehouse lines. We expect that we will use a substantial portion of this working capital before we reach a position of cash flow neutrality. In addition to our committed warehouse lines, there are three other main sources from which we expect to derive our liquidity:

       securitizations of acquired or originated mortgage loans and whole loan sales;
       our issuance of equity and debt securities; and

       earnings from operations.

          We cannot assure you that any of these alternatives will be available to us, or if available, that we will be able to negotiate favorable terms. If we cannot generate sufficient liquidity, we will be unable to continue our operations, grow our loan portfolio, and maintain our hedging policy.

Dependence on financing facilities and securitizations may create liquidity risks.

          Liquidity risks associated with credit and warehouse facilities.

          Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms. The availability of these financing sources depends to some extent on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If we are unable to extend or replace any of these facilities, we will have to curtail our loan production activities and/or sell a substantial portion of our loan originations, which would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

          Liquidity risks associated with securitizations.

          Since May 1996, we have relied, and expect to continue to rely, upon our ability to securitize our mortgage loans to generate cash for repayment of short-term credit and warehouse facilities, and to finance the mortgage loan for the remainder of the mortgage loan's life. We cannot assure you, however, that we will continue to be successful in securitizing mortgage loans that we accumulate. Our ability to complete securitizations of our loans will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, and the performance of our portfolio of securitized loans. If it is not possible or economical for us to complete the securitization of all the loans that we accumulate, we may exceed our capacity under our warehouse financing. This could require us to sell the accumulated loans at a time when the market value of the loans is low, and potentially to incur a loss in the sale transaction. In a securitization, securities are issued with various ratings and are priced at a spread over a certain benchmark, such as the yield on United States Treasury bonds, swaps, or LIBOR. If the spread that investors are willing to pay over the benchmark widens and the rates we charge on our mortgage loans are not increased accordingly, we may experience a material adverse impact on our ability to execute securitizations.

We face additional risks by securitizing our loans.

          Our securitizations require credit enhancement.

          Since 1997, all of our securitizations have utilized credit enhancement primarily in the form of senior subordinate bonds. The market for these senior subordinate bonds could become more illiquid or trade at steep discounts, thereby affecting our ability to securitize our loans. In addition, we have, from time to time, used financial guaranty insurance policies to provide credit enhancement for our securitizations instead of using senior subordinate structures. While we plan to use these credit enhancement features in the future, we cannot assure you that these features will be available at costs that would allow us to finance mortgage loans economically.

          Our securitizations place demands on the interest we collect on our mortgage loans that must be satisfied before we can use that source of cash for current operations.

          Once we securitize loans, interest income on those loans is used first to pay interest on the issued securities. In addition, many of our securitizations require that all funds that would otherwise become payable to us as holders of the residual interests in the securitization trust must be used to repay principal on the issued securities until the aggregate balance of the loans exceeds the aggregate balance of the issued securities by a specified amount. Such requirements are generally known as "overcollateralization."

          Overcollateralization tends to have a positive effect on the ratings assigned by rating agencies to the securities issued by the securitization trust; however it also prevents us from using the cash required to be devoted to overcollateralization to fund our current business operations.

          Our cash flow from our securitization program is subject to senior claims, and to the effects of loan defaults, loan prepayments, and fluctuations in interest rates.

          Net cash flow that we receive from our securitizations generally represents the excess of amounts, if any, generated by the mortgage loans in a securitized pool over the amounts required to be paid to the holders of related asset-backed securities used to finance loans, after deduction for servicing fees and other expenses related to the securitization, such as trustee's fees, registration fees, underwriting fees, rating agency fees, and attorneys fees. We cannot assure you that there will be any such excess. These excess amounts are derived from, and are affected by, the interplay of several economic factors:

  the extent to which the interest rates of the mortgage loans exceed the interest rates of the related asset-backed securities;
  the creation of overcollateralization, as described above;
  the level of losses and delinquencies experienced on the related loans; and
  the extent to which the loans are prepaid by borrowers in advance of scheduled maturities.

          A significant factor affecting the net interest income we will receive from a securitization is the extent to which the interest rates of the loans in a securitized pool (net of expenses) exceed the interest rate required to be paid on the related asset-backed securities used to finance loans. This difference is expected to change from time to time, and may be reduced or, in extreme cases, extinguished by, among other factors:

  a significant amount of defaults (particularly on loans with higher interest rates);
  a rapid level of prepayments (particularly on loans with higher interest rates); and

  the extent to which the interest rate index on the asset-backed securities (for example, LIBOR) adjusts significantly upwards.

          The combination of any of the factors listed above may materially and adversely affect the amount of net interest income available to be distributed to us. We cannot assure you of the level and timing of delinquencies and prepayments that will be experienced at any time, the value of any applicable interest rate index, or the amount of interest income that will be generated by a securitization.

          We expect that our securitizations will also provide that, if delinquencies or losses exceed certain levels (which will vary among the securitizations), as established by the applicable rating agencies (or the financial guaranty insurer, in the case of certain securitizations), the required overcollateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses or delinquencies did not exceed such levels.

          Occasionally we purchase, and may purchase from time to time, outstanding mortgage-backed bonds that we have previously issued, and may deploy funds, encumber assets, or otherwise take appropriate steps to support outstanding mortgage-backed bonds.

          Generally, so long as excess cash flow is being directed to the senior securities of a securitization to achieve overcollateralization, we will not receive distributions from the related securitized pool. In addition, because the application of the excess interest to the senior securities of a securitization is dependent upon the performance of the related loans, there may be material variations in the amount, if any, of the excess cash flow distributed to us from period to period, and there may be extended periods when we receive no excess cash flow.

          We cannot assure you that interest from the loans in excess of that required to pay the interest on the issued securities in a securitization will be sufficient to ensure that the required overcollateralization will be achieved and maintained at all times. As described above, a high rate of delinquencies and defaults or rapid rates of prepayments on the mortgages in a securitized pool (or an increase in the applicable interest rate index on the related asset-backed securities) may cause the amount of interest received on the mortgage loans to be less than the amount of interest payable on the securities of the securitization on the related payment date. In this case, the principal balance of the securities would decrease at a slower rate relative to the principal balance of the securitized pool, which would reduce the overcollateralization below targeted levels and no excess cash flow would be paid to us.

          We may be required to remove or substitute mortgage loans if we breach representations and warranties.

          In connection with the approximately $5.6 billion of mortgage loans securitized by us since May 1996 and which are still outstanding, we made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, we may be required to remove loans from a securitization and replace them with cash or substitute loans. While we may have recourse to the sellers of loans we purchased, we cannot assure you that the sellers will be able to honor their respective obligations to us.

          We may fail to satisfactorily perform our servicing obligations.

          We retain servicing rights upon the securitization of a pool of mortgage loans, and also provide mortgage loan servicing for third parties. In addition, we retain master servicing rights that entitle us to monitor the servicing of loans in our securitizations. If we fail to fulfill our obligations under the related agreements or to make required advances, or become insolvent or subject to bankruptcy proceedings, our servicing or master servicing rights may be terminated.

          Additionally, our servicing rights may be terminated upon the occurrence of certain events, generally if delinquencies or losses on the pool of loans in that securitization exceed certain levels once the appropriate amount of time has lapsed. Delinquencies or losses with respect to seven securitizations for which we are servicer currently exceed the prescribed levels, of which one securitization's time has lapsed. As a result, our servicing rights with respect to those securitizations may be terminated, resulting in our loss of the related servicing fees. As of December 31, 2001, the aggregate principal balance of the mortgage loans in the affected mortgage pools was approximately $875.9 million. Our servicing fee is approximately 0.50% of the principal balance of the loan serviced per annum. We cannot assure you that our servicing rights will not be terminated with respect to those seven securitizations in the future or that delinquencies or losses with respect to pools of loans in other securitizations will not exceed the prescribed levels and subject us to termination of our servicing rights with respect to those other securitizations.

          We may be required to find a new subservicer.

          If within three years of our purchase of SCI Services, we are acquired by a third-party that does not either (1) have a sub-prime mortgage loan residential primary servicer rating of "2" or better from Fitch, Inc., an "Above Average" or better rating from Standard & Poor's, or a comparable rating from another nationally recognized statistical rating agency, or (2) make certain agreements with respect to Meritech's operations for the period ending on the third anniversary of our purchase of SCI Services, including an agreement to conduct Meritech's servicing operations in compliance with our servicing guide and maintain Meritech's then current primary servicing systems, then Dominion Capital will have the option to require us to solicit bids from other sub-prime mortgage loan servicers to service, as a subservicer, the mortgage loans securitized in connection with SCI Services's prior securitizations. A subservicer is a mortgage loan servicing company that performs some, or all, of the loan servicing functions for a particular pool of loans as a contractor for the servicer initially designated by the owner of that pool of loans. Typically the original servicer retains ultimate responsibility for the subservicer's performance of the servicing obligations in the event the subservicer fails to perform any material function in a timely manner.

Our borrowings and substantial indebtedness may adversely affect our financial health.

          Cost of borrowings may exceed return on assets.

          The cost of borrowings under our financing facilities corresponds to a referenced interest rate plus or minus a margin. The margin varies depending on factors such as the nature and liquidity of the underlying collateral and the availability of financing in the market. We will experience net interest losses if the returns on our assets financed with borrowed funds fail to cover the cost of our borrowings.

          Default risks under financing facilities.

          Our credit and warehouse facilities contain extensive restrictions and covenants, and have required us to maintain or satisfy specified financial ratios and tests, including maintenance of asset quality and portfolio performance tests. Failure to meet or satisfy any of these covenants, financial ratios, or financial tests could result in an event of default under these agreements. These agreements also contain cross-default provisions, so that if a default occurs under any agreement, the lenders could elect to declare all amounts outstanding under all of our agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings under these agreements. Our ability to meet those financial ratios and satisfy financial tests may be affected by general economic conditions. For example: an overall decline in residential mortgage interest rates may tend to accelerate refinancings of our loans, tending to reduce the value and performance of our residual interests in our securitization trusts; an economic recession or increase in unemployment levels may adversely affect the performance of our loan portfolio; or an overall decline in the value of mortgage loan collateral within the capital markets of the United States may reduce or eliminate the amount of credit available to us through these facilities. We cannot assure you that we will continue to be able to meet those financial ratios and satisfy those financial tests.

          Risks associated with restrictive covenants.

          Our credit and warehouse facilities restrict our ability to, among other things:

  incur additional debt;
  pay dividends;
  make certain investments or acquisitions;
  repurchase or redeem capital stock; and
  engage in mergers or consolidations.

          These restrictions may interfere with our ability to obtain financing or to engage in other business activities.

  We are subject to risks related to mortgage loans we originate or purchase.

We are subject to substantial risks associated with lending to lower credit grade borrowers.

          We specialize in originating, purchasing, securitizing, and servicing sub-prime mortgage loans. Sub-prime mortgage loans generally have higher-than-average delinquency and default rates. Delinquency, foreclosures and losses generally increase during economic slowdowns or recessions. The actual risk of delinquencies, foreclosures and losses on loans made to non-conforming borrowers could be higher under adverse economic conditions than those currently experienced in the mortgage lending industry in general. Further, any material decline in real estate values increase the LTV ratios of loans previously made by us, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a borrower default. No assurance has been given that our underwriting criteria or methods will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. In the past, certain of these factors have caused revenues and net income of many participants in the mortgage industry, including us, to fluctuate from quarter to quarter.

          Risk of default on our mortgage loans.

          We accumulate mortgage loans until we have a sufficient quantity for securitization. We are subject to risks of borrower defaults and bankruptcies, fraud losses, and losses to property securing mortgages caused by earthquake, acts of war and other hazards not covered by customary hazard insurance. In the event of any default under our loans, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral securing the loan and the principal amount of the mortgage loan. Also, the costs of financing the loans through warehouse lines of credit or repurchase facilities could exceed the interest income we receive on the loans.

          Potential losses related to loan delinquency and default.

          Generally, the agreements related to our securitization transactions contain specified limits on the delinquency, default, and loss rates on the loans. If, at the measuring date, the delinquency, default, or loss rate with respect to any securitization were to exceed the specified rates, excess cash flow from the securitization, if any, may be used to fund the increased overcollateralization target instead of being distributed to us, which could have a material adverse effect on our business, financial condition, liquidity, and results of operation. Also, when borrowers are delinquent in making monthly payments on loans included in a securitization, we are required to advance interest payments, insurance premiums, property taxes, and property protection costs with respect to the delinquent loans to the extent that we believe the advances are ultimately recoverable. These advances have priority of repayment from the succeeding month's collections.

          Our business may be significantly affected by the economy of California, where we conduct a significant amount of business.

          For the year ended December 31, 2001, approximately 23% of the mortgage loans we originated or purchased were secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners' insurance policies, such as an earthquake, in California could adversely affect the value of mortgaged premises in California and increase the risk of delinquency, foreclosure, bankruptcy, or loss on mortgage loans in our portfolio. This would negatively affect our ability to originate, purchase, and securitize mortgage loans, which could have a material adverse effect on our business, financial condition, liquidity, and result of operation.

We are exposed to environmental liabilities with respect to properties to which we take title.

          In the course of our business, we may foreclose and take title to residential properties, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation, and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. Moreover, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

          Our balance sheet contains certain assets for which the fair market value may not be easily determined.

          The fair market value of the mortgage loans and loan servicing-related assets on our balance sheet may not be easily determined, because the market for these types of assets is not highly liquid. Accordingly, in determining the value of these assets, we must make economic assumptions and projections concerning future events, such as the extent to which the related mortgage loans will go into default and generate losses, the rate at which refinancing and prepayment of mortgage loans will occur, and the possibility of future fluctuations in interest rates. Each of those assumptions can have a significant effect on the value at which these assets are carried on our balance sheet. We cannot assure you that our assumptions and projections will reflect the actual future performance of these assets. As a result, the actual value of these assets may be less than the amount carried on our books. If the actual value were to differ materially from that on our balance sheet, our future cash flows and liquidity could be negatively affected.

  We are subject to legislative and litigation risks.

          New legislation may restrict our ability to make loans, negatively impeding our revenues.

          Several federal, state, and local laws and regulations have been adopted, or are under consideration, that are intended to eliminate so-called "predatory" lending practices, such as "steering" borrowers into loans with high interest rates and away from more affordable products, selling unnecessary insurance to borrowers, and "flipping" or repeatedly refinancing loans. Many of these laws and rules extend beyond curbing "predatory" lending to restricting accepted lending activities and would impose additional costly and burdensome compliance requirements on us.  See "Business—Regulation."

          A recent federal circuit court decision regarding the legality of yield spread premiums could increase litigation against us and other mortgage A recent federal circuit court lenders.

          A recent federal circuit court decision regarding the legality of yield spread premiums could increase litigation against other mortgage lenders and us. In June 2001, the Eleventh Circuit Court of Appeals issued a decision in Culpepper v. Irwin Mortgage Corp. in which the court revisited the legality of certain payments that lenders commonly make to mortgage brokers, often referred to as yield spread premiums, under the federal Real Estate Settlement Procedures Act ("RESPA"). A "yield spread premium" is an amount paid by a mortgage lender to a mortgage broker for the origination of a loan, typically measured by the difference, or spread, between the amount the lender is willing to pay with respect to a given loan based on the loan's specific characteristics, such as interest rate, LTV ratio, and credit grade, and the amount of the lender's baseline or par price that the lender offers to pay for loans with certain baseline or par characteristics. For example, if a broker produces a $100,000 loan meeting the requirements that a lender specifies in order to pay 101% (1% above the lender's par price) then the lender will pay that broker a yield spread premium of $1,000 ($100,000 x 1%). In 1999, the Department of Housing and Urban Development ("HUD") issued a policy statement taking the position that lender payments to mortgage brokers, including yield spread premiums, are not per se illegal, and it reiterated this basic position in a statement issued in October, 2001. The Culpepper decision is inconsistent with the position taken by HUD and reiterated in October, 2001. While HUD statements do not have the binding effect of a statute or regulation, in March 2002, the Eighth Circuit Court of Appeals issued a favorable decision in Glover v. Standard Federal Bank, another case similarly challenging the payment of yield spread premiums, and, in direct conflict with the Culpepper court, paid deference to HUD's interpretations that yield spread premiums are not per se illegal under RESPA. Other mortgage lenders and we now face inconsistent judicial decisions about such payments. If the adverse decisions are not overturned or otherwise superseded by law or regulation, there could be a substantial increase in litigation regarding lender payments to brokers and potential costs defending these types of claims and in paying any judgments that might result. RESPA imposes severe penalties, including damages equal to three times the amount of the illegal payment, with respect to any yield spread premiums or other payments in the event such payments were determined to have violated the law, in addition to exposing the violating party to substantial amounts of attorney's fees.

Our mortgage assets are susceptible to prepayment risk.

          Prepayment rates on mortgage loans vary from time to time and may cause changes in the amount of our net interest income. Prepayments tend to increase during periods of declining interest rates. We seek to minimize prepayment risk through a variety of means, including structuring a diversified portfolio with a variety of prepayment characteristics, and originating a significant portion of loans containing prepayment penalties with terms of two to five years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise.

Interest rate levels and fluctuations may adversely affect our business.

          Our business, financial condition, liquidity, and results of operations may be materially and adversely affected in many ways as a result of interest rate levels and fluctuations. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. The following are some of the interest rate related risks we face:

  Our profitability may be directly affected by the level of, and fluctuations in, interest rates, which affect our ability to earn a spread between interest received on mortgage loans and the cost of our borrowings, which is tied to yields on United States Treasury obligations, swaps, and LIBOR.
  The cost of our borrowing is a function of various benchmark rates plus a spread which represents compensation to the holders of our asset-backed securities. This spread may increase at any time due to concerns that may be specific to our industry or due to more generic credit concerns. An increase in this spread will increase our cost of borrowing.

  A substantial and sustained increase in interest rates could adversely affect our ability to purchase or originate loans, because borrowers will be less likely to obtain, or refinance existing, mortgage loans; and
  Certain classes of securities issued to investors in our securitizations pay a variable rate of interest based on one-month LIBOR. Many of the mortgage loans in those securitizations pay a fixed rate of interest for two, three, or five years after origination before converting to a variable rate of interest and are referred to as hybrid loans. During the period when the hybrid loans pay a fixed rate of interest, we are exposed to the risk that one-month LIBOR may increase to levels that cause the interest rates payable on the issued securities to exceed the fixed-rate payable on the hybrid loans.

          We use various hedging strategies to provide a level of protection against interest rate risks, but no hedging strategy can completely protect us.

          We cannot assure you that our hedging transactions will offset the risks of changes in interest rates, and it is possible that there will be periods during which we will incur losses after accounting for our hedging activities. In addition, if the counterparties to our hedging transactions are unable to perform according to the terms of the contracts, we may incur losses.

Changes in accounting principles related to the implementation of SFAS 133 could have a material effect on our reported results of operations.

          We utilize several types of derivative instruments to manage various operating risks. Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as required. SFAS No. 133, as amended, standardizes the accounting for derivative instruments and hedging activities and requires that all derivative instruments be recognized as assets and liabilities at fair value. In accordance with SFAS No. 133, all derivative instruments are recognized on our balance sheet at fair value effective January 1, 2001. The impact of accounting for our risk management activities according to SFAS No. 133 may create a level of ongoing volatility due to the periodic revaluation of derivative instrument positions which could cause significant fluctuations in our reported results of operations.

          The Financial Accounting Standards Board, or FASB, is evaluating a number of mortgage banking industry-related issues concerning the implementation of SFAS No. 133. The ultimate conclusions reached concerning these issues could result in material changes to the recorded carrying values of our derivative instruments, or may have a significant impact on our reported earnings.

Changes in the volume and cost of loans originated by our wholesale and correspondent channels may decrease our loan production and our cash flow.

          We depend, to a large extent, on brokers and correspondents for our originations and purchases of mortgage loans. Moreover, our total loan purchases from correspondents, historically, have been highly concentrated. Our top three correspondents accounted for approximately 32% of our correspondent loan volume and 12% of our total volume through the year ended December 31, 2001. Our brokers and correspondents are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and correspondents, and actively compete with us in our efforts to expand our broker and correspondent networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker and correspondent networks which could negatively impact the volume and pricing of our loans, which could have a material adverse effect on our results of operation.

We may be required to pay federal and state income taxes even though we produce a loss for financial reporting purposes.

          We now classify our securitizations as financings for the purposes of financial reporting. For tax purposes, the securitizations will be treated as a sale of the loans to one or more REMICs. As a result, we may recognize a gain on the sale of the loans for tax purposes even though for financial reporting purposes we will recognize income and expense over the lives of the related mortgages. The result of the differing tax and financial reporting requirements will result in the creation of a deferred tax asset and may result in the creation of a tax liability in periods where, for financial reporting purposes, we report a net loss.

          As a result of securitizing our mortgage loans in a REMIC, for tax purposes, we may own interests in residuals that generate "excess inclusion income." According to Internal Revenue Service regulations, all excess inclusion income related to securitization residual interests retained by us will be subject to federal tax in the current period regardless of other current period losses or net operating loss carryovers otherwise available to offset regular taxable income. Accordingly, due to our receipt of "excess inclusion income", we may be required to pay income taxes in periods where we are operating at a loss for financial reporting purposes or for tax purposes.

There are few barriers to new entrants to the sub-prime mortgage business, and government-sponsored businesses are expanding into the sub-prime mortgage business.

          We face intense competition from finance and mortgage banking companies and, to a growing extent, from traditional bank and thrift lenders who have entered the non-conforming mortgage market. Government sponsored entities such as Fannie Mae and Freddie Mac, are also expanding their participation in the non-conforming mortgage market. We also expect increased competition over the Internet, where entry barriers are relatively low. As we seek to expand our business further, we will face a significant number of competitors, many of whom will be well established in the markets we seek to penetrate. The nature of the mortgage banking industry, and the way business is conducted, is changing. Some of our competitors are much larger than we are, have better name recognition than we do, and have far greater financial and other resources.

          The intense competition in the non-conforming mortgage market has also led to rapid technological developments, evolving industry standards, and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail structure and information systems to compete effectively. Our inability to develop a successful Internet operation, or to adapt to other technological changes in the industry, could have a material adverse effect on our business.

          The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the mortgage industry. Competition in the industry can take many forms, including interest rates and costs of a loan, convenience in obtaining a loan, customer service, amount and term of a loan, and marketing and distribution channels. Price competition would lower the interest rates that we are able to charge borrowers, which would lower our interest income. Price-cutting or discounting reduces profits and will depress earnings if sustained for any length of time. Increased competition may also reduce the volume of our loan originations, purchases, and securitizations. Any increase in these pricing pressures could have a material adverse effect on our business.

Some provisions of our certificate of incorporation and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

          Some of the provisions of our amended and restated certificate of incorporation (our charter), and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then market price.

          Three Classes of Directors. Additionally, our board of directors is divided into three classes. The term of the first class expires at the 2002 annual meeting, the term of the second class expires the following year, and the third class's term expires in 2004. At each annual meeting, the terms of approximately one-third of the directors will expire, and new directors will be elected to serve three years. It will take at least two annual meetings to effectuate a change in control of the board of directors because a majority of the directors cannot be elected at a single meeting. This extends the time required to effect a change in control of the board of directors and may discourage hostile takeover bids.

          We may issue preferred stock without stockholder approval, with rights and preferences adverse to the voting power or other rights of holders of our common stock. Our charter authorizes the board of directors to issue up to 1,000,000 shares of preferred stock. The preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. These terms may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No shares of preferred stock are currently outstanding and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could materially adversely affect the rights of holders of our common stock, and therefore could reduce its value. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders' control.

          Advanced Notice Bylaw. Our bylaws contain provisions regulating the introduction of business at annual stockholders' meetings by anyone other than the board of directors.

Possible Volatility of Stock Price; Effect of Future Offerings on Market Price of Common Stock.

          The market price of the our common stock may experience fluctuations that are unrelated to our operating performance. In particular, the price of the common stock may be affected by general market price movements as well as developments specifically related to the consumer finance industry and the financial services sector such as, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the consumer finance industry. This volatility may make it difficult for us to access the capital markets through a secondary offering of common stock, regardless of our financial performance.

Future sales of our common stock could have an adverse effect on our stock price.

          Future sales of common stock by our stockholders or us could adversely affect the market price of our common stock. As of February 28, 2002, 28,080,501 shares of our common stock are outstanding. We also have warrants and options outstanding to purchase up to 4,405,500 shares of our common stock as of December 31, 2001. All of the shares of common stock underlying these options and warrants are being registered pursuant to the registration statement of which this Annual Report is a part, and will be freely tradable without restriction under the Securities Act, assuming they are not held by our affiliates. On January 15, 2002, we filed a registration statement under the Securities Act on Form S-8 registering the 3,262,000 shares to be issued pursuant to our 2001 Stock Incentive Plan, the 1,000,000 shares of our common stock to be issued pursuant to our 2001 Employee Stock Purchase Plan, and the 1,000,000 shares of our common stock to be issued as matching contributions for our 401(k) plan.

Item 2.	Properties

          Our principal executive headquarters is located at 4951 Lake Brook Drive in Glen Allen, VA and contains 14,594 square feet. Our principal mortgage loan origination headquarters is located at 4880 Cox Road in Glen Allen, VA and contains 59,948 square feet. Our principal mortgage loan servicing headquarters is located at 4708 Mercantile Drive, Forth Worth, TX and contains approximately 60,000 square feet. The leases for these premises expire on April 30, 2007, July 31, 2005 and September 30, 2009, respectively. We also lease property in the following metropolitan areas: Phoenix, AZ; Foothill Ranch, CA; Denver, CO; Ft. Lauderdale, FL; Atlanta, GA; Chicago, IL; Kansas City, KS; New Orleans, LA; Raleigh, NC; Cherry Hill, NJ; Buffalo, NY; Nashville, TN; Dallas, TX; Richmond, VA; and Virginia Beach, VA. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.

Item 3.	Legal Proceedings

          Johnson. In January, 2002 Kim Johnson filed a complaint, seeking class action status, against Saxon Mortgage, Inc., Meritech Mortgage Services, Inc., and other defendants in the U.S. District Court for the Northern District of Georgia. The complaint alleges, among other claims that payments we make to mortgage brokers, referred to as yield spread premiums, violate the federal Real Estate Settlement Procedures Act. We have filed a motion to compel arbitration of the plaintiff's claim pursuant to the arbitration agreement contained in the plaintiff's loan documents. We intend to assert our position that the payments at issue in the plaintiff's loan were legal, and that the case is not appropriate for treatment as a class action, for reasons including but not limited to the fact that the plaintiff's claim is governed by the arbitration agreement contained in the plaintiff's loan documents.

          Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various other legal proceedings in the ordinary course of business. We do not believe that the resolution of these lawsuits, individually or in the aggregate, will have a material adverse effect on our business, financial position or our results of operations.

Item 4.	Submision of Matters to a Vote of Stockholders

          None.

PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

          Our common stock has been listed for trading on the Nasdaq National Market under the symbol "SAXN" since January 16, 2002. Prior to that time, including during the period covered by this report, there was no public market for our common stock. On February 28, 2002, the last reported price of our common stock on the Nasdaq National Market was $11.10 per share. Based upon information supplied to us by the registrar and transfer agent for our common stock, the number of common stockholders of record on February 28, 2002 was 133, not including beneficial owners in nominee or street name. We believe that a significant number of shares of our common stock are held in nominee name for beneficial owners.

          We have never declared or paid any cash dividends on our common stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. In addition, we are prohibited from paying dividends and making distributions under certain of our credit facilities without the prior approval of our lenders.

Ongoing Registered Offering

          Pursuant to the registration rights agreement related to our 144A Offering, we filed a Registration Statement on Form S-1 (Registration Statement No. 333-71052) that was declared effective by the SEC on January 14, 2002. We registered for resale a total of 32,463,100 shares of our common stock, including 50,000 shares owned by certain senior executives and 4,413,000 shares of common stock that may be issued to certain of the selling stockholders upon exercise of options and warrants. All of these shares were registered at our expense for sale by selling stockholders and may be sold by them from time to time on an ongoing basis. We have not received (and will not receive in the future) any proceeds from the sale of common stock by the selling stockholders. Through February 28, 2002, we have incurred expenses in connection with the offering totaling approximately $2.9 million.

Recent Sales of Unregistered Securities

          The following information relates to the securities we have issued or sold within the past three years that were not registered under the Securities Act of 1933, as amended (the "Securities Act"). Each of these transactions was completed without registration of the relevant security under the Securities Act in reliance upon the exemptions provided by Section 4(2) for transactions not involving a public offering.

(i)
April 23, 2001, we issued and sold 100 shares of our common stock to our founding stockholder, Michael L. Sawyer, for $0.01 per share.
(ii)
July 6, 2001, we issued and sold 28,000,000 shares of our common stock to Friedman, Billings, Ramsey & Co., Inc. as the initial purchaser in our 144A Offering for a price of $9.30 per share.
(iii)
July 6, 2001, we issued and sold 50,000 shares of our common stock to certain senior executives for a price of $10.00 per share.
(iv)
July 6, 2001, we issued warrants to purchase 1,200,000 shares of our common stock with an exercise price of $10.00 per share to Friedman, Billings, Ramsey & Co., Inc. in connection with our 144A offering. These warrants are immediately exercisable.
(v)
July, 2001, we issued options to purchase 400,000 shares of common stock with an exercise price of $10.00 per share to our non-employee directors. Each option vests pro rata over a four-year period.
(vi)
July, 2001, we issued options to purchase 2,225,000 shares of common stock, with an exercise price of $10.00 per share to certain of our employees pursuant to our Stock Plan. Each option vests pro rata over a four-year period.
(vii)
October, 2001, we issued options to purchase 75,000 shares of common stock, with an exercise price of $10.10 per share to Thomas Wageman, a non-employee director. The options vest pro rata over a four-year period.
(viii)
October, 2001, we issued options to purchase 566,500 shares of common stock, with an exercise price of $10.10 per share to certain of our employees pursuant to our Stock Plan. Each option vests pro rata over a four-year period.
(ix)
December, 2001, we issued options to purchase 7,500 shares of common stock with an exercise price of $10.10 per share to certain of our employees pursuant to our Stock Plan. Each option vests pro rata over a four-year period.

Item 6.	Selected Financial Data

          The following selected financial data as of December 31, 2000 and 1999, for the period January 1, 2001 to July 5, 2001, and for the years ended December 31, 2000, 1999, and 1998 have been derived from SCI Services, Inc.'s ("Predecessor") consolidated financial statements, which have been audited. The selected financial data as of December 31, 1998, as of December 31, 1997 and for the year then ended, have been derived from our audited financial statements, which have been audited by independent auditors.

          The following selected financial data for Saxon Capital, Inc. for the period July 6, 2001 to December 31, 2001 and as of December 31, 2001 have been derived from our audited consolidated financial statements, which have been audited by independent auditors, and are included elsewhere herein.

          You should read the information below along with all other financial information and analysis presented in this Annual Report, including the sections captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere herein.

          Historically, we sold our mortgage loans, while retaining certain residual interests, through securitizations structured as sales, with a corresponding one-time recognition of gain or loss, under GAAP. After July 6, 2001, we structure our securitizations as financing transactions. See "Critical Accounting Policies—Securitizations." These securitizations do not meet the qualifying special purpose entity criteria under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, Replacement of FASB Statement No. 125 (SFAS No. 140) and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us. We, as servicer, subject to applicable contractual provisions, have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization, the mortgage loans remain on our balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, and do not recognize a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the actual receipt of cash payments, and is expected to decrease our earnings volatility compared to those companies that structure their securitizations as sale transactions for GAAP purposes. This change may significantly impact our future results of operations compared to our historical results. Therefore, SCI Services, Inc.'s and Saxon Capital, Inc.'s historical results and management's discussion of such results may not be indicative of our future results.

	Saxon Capital, Inc.(1)	SCI Services, Inc. (Predecessor)
	December 31, 2001	December,)
		2000	1999	1998	1997
		($ in thousands)
Balance Sheet Data:
Mortgage loans held prior to securitization, net	$ 366,997	$105,214	$123,609	$139,283	$89,088
Securitized loans, net	1,352,698	—	—	—	—
Interest-only residual assets	—	298,415	346,675	281,898	189,123
Mortgage servicing rights, net	33,847	47,834	40,416	34,523	23,132
Subordinate bonds	—	13,597	27,019	41,019	—
Servicing related advances(2)	101,378	30,847	28,735	15,735	6,621
Total assets	1,899,349	572,408	640,432	600,321	397,536
Warehouse financing	283,370	88,225	110,465	137,123	95,742
Limited recourse securitization financing	1,329,568	—	—	—	—
Total liabilities	1,647,351	228,871	294,775	311,410	186,844
Stockholders' equity	$ 251,998	$343,537	$345,657	$288,927	$210,692

	Saxon Capital, Inc.(1)	SCI Services, Inc. (Predecessor)
		Year Ended December 31,
	July 6- December 31, 2001	January 1- July 5, 2001	2000	1999	1998	1997
	(amounts in thousands)
Operating Data:
Interest income	$ 50,328	$ 15,331	$ 34,444	$ 45,818	$ 35,794	$ 34,128
Interest expense	(23,457)	(11,524)	(24,875)	(21,342)	(18,817)	(20,975)
Net interest income	26,871	3,807	9,569	24,476	16,977	13,153
Provision for loan losses	(11,861)	(8,423)	(6,403)	(9,107)	(4,363)	(1,912)
Net interest income after provision for loan losses	15,010	(4,616)	3,166	15,369	12,614	11,241
Gain on sale of loans	—	32,892	79,234	98,369	76,277	69,749
Servicing income, net of amortization	11,681	16,550	24,885	15,984	10,237	6,893
Total net revenues	26,691	44,826	107,285	129,722	99,128	89,920
General and administrative, payroll and other expenses	36,935	43,678	71,444	63,538	51,116	41,763
Impairment of residual assets, net	—	7,301	108,445	8,308	28,596	457
Impairment of SCI Services, Inc. goodwill	—	44,963	—	—	—	—
Total expenses	36,935	95,942	179,889	71,846	79,712	42,220
Income (loss) before taxes	(10,244)	(51,116)	(72,604)	57,876	19,416	47,700
Income tax (benefit) expense	(3,957)	(21,609)	(24,084)	21,228	7,398	17,654
Net income (loss)	$ (6,287)	$ (29,507)	$(48,520)	$ 36,648	$ 12,018	$ 30,046
Basic and diluted earnings per common share(3)	$ (.22)	$ (1.05)	$ (1.73)	$ (1.31)	$ 0.43	$ 1.07
Shares outstanding	28,050	28,050	28,050	28,050	28,050	28,050

Saxon Capital, Inc.(1)		SCI Services, Inc. (Predecessor)
		Year Ended December 31,
July 6- December 31, 2001		January 1- July 5, 2001	2000	1999	1998	1997
($ in thousands)
Other Data:
Total mortgage loan originations(4)	$1,112,661	$1,220,575	$2,088,503	$ 2,234,512	$ 2,137,958	$1,826,691
Wholesale originations(4)	501,780	463,607	712,746	1,011,652	801,634	520,451
Retail originations(4)	252,819	194,703	233,753	174,611	106,544	22,845
Correspondent originations(4)	358,062	562,265	1,142,004	1,048,249	1,229,780	1,283,395
Mortgage loans securitized	1,352,698	661,456	2,098,659	2,679,556	2,349,035	2,300,180
Total serviced assets at period end	6,355,304	6,286,078	5,588,598	4,803,812	3,578,946	2,482,385
Average principal balance per loan serviced at period end	$ 96	$ 95	$ 93	$ 100	$ 104	$ 104
Number of retail branches at period end	17	16	16	14	14	2
Average number of wholesale account executives(5)	99	100	99	115	91	43
Ratios:
Average equity to average assets	15.4%	36.9%	56.8%	51.1%	50.1%	48.4%
Return on average equity(6)(7)	(6.0)%	17.9%	17.4%	14.2%	16.3%	20.3%
Return on average assets(6)(7)	(0.9)%	6.6%	9.9%	7.2%	8.1%	9.8%
Operating expenses as a percentage of total serviced assets(6)	1.2%	1.4%	1.3%	1.3%	1.4%	1.7%
Asset Quality Data (Serviced Portfolio):
Total seriously delinquent(8)	12.2%	N/A	10.1%	8.0%	6.3%	4.4%
Annual losses on serviced portfolio as a percentage of total serviced assets	1.28%	N/A	0.8%	0.7%	0.4%	0.5%
Total portfolio prepayment speed CPR(9)	31.7%	N/A	25.1%	32.8%	38.4%	43.8%
_______________
(1)	We acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital on July 6, 2001.
(2)	During 2001, we had a one-time change in the method of recording advances and recoveries from the securitizations from a net basis to a gross basis.
(3)	Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued were outstanding for all periods presented.
(4)	Principal balance only.
(5)	Includes area and regional sales management positions.
(6)	Data for incomplete years have been annualized.
(7)	Excludes impairment of residual assets and impairment of SCI Services, Inc. goodwill.
(8)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.
(9)	The constant prepayment rate (CPR) means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.
N/A Information not available.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          Management's discussion and analysis of financial condition and results of operations contained within this Annual Report is more clearly understood when read in conjunction with our consolidated financial statements and the related notes. The notes to the consolidated financial statements provide information about us and the basis of presentation used in this Annual Report.

Acquisition of SCI Services, Inc.

          We purchased all of the issued and outstanding shares of capital stock of SCI Services, Inc. on July 6, 2001. We accounted for the acquisition as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141). Historical results on or prior to July 5, 2001 are those of SCI Services, Inc. ("Predecessor") and results subsequent to July 5, 2001 are those of Saxon Capital, Inc. ("Successor"). For the purpose of management's discussion and analysis, we have combined the results of Saxon Capital, Inc. and SCI Services, Inc. and unless the context requires otherwise, reference to "we," "us" and "our" refer to the combined results of Saxon Capital, Inc. and SCI Services, Inc. See "—Consolidated Results—Comparability of Saxon Capital, Inc. and SCI Services, Inc."

General

          We originate or purchase loans through three separate origination channels. Our wholesale channel originates or purchases loans through our network of approximately 3,000 brokers throughout the country. Our retail channel originates mortgage loans directly to borrowers through our retail branch network of 17 locations. Our correspondent channel purchases mortgage loans from approximately 300 correspondents following a complete re-underwriting of each mortgage loan. Once a loan is purchased or originated, our wholly-owned subsidiary, Meritech, begins the process of performing the day-to-day administrative services for the loan. These activities are called "servicing" in the industry. Meritech seeks to ensure that the loan is repaid in accordance with its terms.

          Initially, we finance each of our mortgage loans under one or more of several different secured and committed warehouse financing facilities. We then securitize our mortgage loans and pay off the associated warehouse borrowings. Historically our securitizations were structured as a sale of the loans, with a corresponding one-time recognition of gain or loss, under GAAP. As a result of this accounting treatment, the mortgage loans were removed from our balance sheet except for certain residual interests retained in our securitizations. See "Critical Accounting Policies—Securitizations." Since May 1996, we have securitized approximately $11.0 billion in mortgage loans through our quarterly securitization program. Beginning July 6, 2001, we structure our securitizations as financing transactions. These securitizations do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us. We, as servicer, subject to applicable contractual provisions, have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization, the mortgage loans remain on our balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. We now record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This change to "portfolio-based" accounting will significantly impact our future results of operations compared to our historical results. Therefore, our historical results and management's discussion of such results may not be indicative of our future results. This accounting treatment, however, more closely matches the recognition of income with the actual receipt of cash payments on individual loans, and is expected to decrease our earnings volatility compared to structuring securitizations as sales for GAAP purposes.

Critical Accounting Policies

          Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For additional discussion on the application of these and other accounting policies, see Note 1 in the notes to the consolidated financial statements.

          We believe the following represent our critical accounting policies and are discussed in detail below:

  Securitizations;
  Reserve for Loan Losses;
  Mortgage Servicing Rights Valuation;
  Revenue Recognition;
  Hedging; and
  Deferred Taxes.

Securitizations

          Accounting for Securitizations Structured as Sales

          We engage in securitization activities in connection with our business. Gains and losses from securitizations are recognized in the consolidated statements of operations when we relinquish control of the transferred financial assets in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125 and other related pronouncements. The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale. Prior to July 6, 2001, we recognized any interests in the transferred assets and any liabilities incurred in securitization transactions on our consolidated balance sheets at fair value. Subsequently, changes in the fair value of such interests were recognized in the consolidated statements of operations. The use of different pricing models or assumptions could produce different financial results.

          Specifically, we sold our mortgage loans, while retaining certain residual interests, through securitizations structured as sales of the mortgage loans, with a corresponding one-time recognition of gain or loss under GAAP. In these securitizations, we sold our loans to a special-purpose corporation for a cash purchase price. The special-purpose corporation, in turn, financed the purchase of the pool of loans by selling securities or bonds, which represented undivided ownership interests in a trust. Holders of the securities were entitled to receive monthly distributions of all principal received on the underlying mortgages and a specified amount of interest, as determined at the time of the trust offering.

          When we sold a pool of loans to a securitization trust, we received the following economic interests in the trust: (1) the difference between the interest payments due on the mortgage loans sold to the trust, net of realized losses on the loans, other trust-related fees, and the interest payments made to the security-holders, represented by interest-only residual assets (I/Os); and (2) the right to service the loans on behalf of the trust and to earn a servicing fee paid out of interest collections, as well as to earn other ancillary servicing-related fees directly from the borrowers on the underlying loans. I/Os represent the right to future cash flows, excluding principal collected from the interest payments, net of interest expense, losses, and other trust expenses, made on the mortgage loans securitized.

          Our net investment in the pool of loans sold at the date of securitization represented the amount originally paid to originate or purchase the loans, adjusted for the principal payments received during the period we held the loans before their securitization. Any corresponding derivatives used to hedge these loans are recorded as distinct assets and liabilities with changes in the fair value recorded in the consolidated statement of operations. See "—Interest Rate Risk Management."

          Upon securitization of a pool of loans, we have historically recognized a gain on sale of loans equal to the difference between cash received from the trust and the investment in the loans remaining after the allocation of portions of that investment to record retained interests from the securitization in the form of I/Os or mortgage servicing rights (MSRs).

          The I/Os we retained upon the securitization of a pool of loans were accounted for as trading investments. The amount initially allocated to the I/Os at the date of a securitization reflected the allocated original basis of the relative fair values of those interests. The amount recorded for the I/Os was reduced for distributions on I/Os, which we received from the related trust, and was adjusted for changes in the fair value of the I/Os, which were reflected in our consolidated statements of operations. Because there is not a highly liquid market for these assets, we estimated the fair value of the I/Os primarily based upon discount, prepayment and default (frequency and severity) rates we estimated that another market participant would use to purchase the I/Os. The estimated market assumptions were applied based upon the underlying loan portfolio grouped by loan types, terms, credit quality, interest rates, geographic location, and value of loan collateral, which are the predominant characteristics that affect prepayment and default rates.

          In recording and accounting for I/Os, we made assumptions, which we believed reasonably reflected economic and other relevant conditions that affect fair value which were then in effect, about rates of prepayments, and defaults and the value of collateral. Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of the collateral generally differed from our initial estimates, and these differences were sometimes material. If actual prepayment and default rates were higher than previously assumed, the value of the I/Os would be impaired and the declines in fair value were recorded in our consolidated statements of operations. Conversely, if actual prepayment and default rates were lower than previously assumed, the value of the I/Os would be higher and the increases in fair value were recorded in our consolidated statements of operations.

          MSRs were initially recorded by similarly allocating the carrying amount of the initial loan asset, based on estimated fair value of the MSRs, I/Os, and the sold loans. To determine estimated fair value for MSRs, we used market assumptions that we believed another industry participant would use to purchase the MSR, including discount, prepayment and default rates, servicing costs and ancillary fees. The estimates of MSR fair value are also based on the stated terms of the serviced loans.

          The I/Os and related hedges, and subordinate bonds we had recorded at July 5, 2001 were assigned to Dominion Capital and will no longer be included on our balance sheet. We retained the MSRs, which will continue to be accounted for in the manner described in the Mortgage Servicing Rights Valuation section.

          Accounting for Securitizations Structured as Financings

          After July 6, 2001, our securitizations continued to be structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us. We, as servicer, subject to applicable contractual provisions, have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, the loans will remain on our balance sheet, retained interests are not created, and securitization indebtedness will replace warehouse debt originally associated with the securitized mortgage loans. We record the principal balance of our loans on a scheduled basis as compared to the loan's actual balance. Accordingly, principal or interest that is delinquent is included as a component of Servicing Advances on our consolidated balance sheet. Our historical losses are reported on a scheduled basis, which includes, interest advanced on a scheduled basis (commonly referred to as accrued interest). Therefore, a component of the reported losses is advanced interest. The amount of advanced interest is evaluated as a component of our allowance for loan loss valuation. A separate provision out of interest income is made for all uncollected accrued interest greater than three months. See "Revenue Recognition - Interest Income."

          We record interest income on the mortgage loans and interest expense on the issued securities, as well as contract servicing fees and ancillary fees related to servicing, over the life of the securitization, and we will not recognize a gain or loss upon completion of the securitization. This may result in material differences in expected future results from operations as compared to our historical results.

Reserve for Loan Losses

          The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated existing losses in outstanding loan balances and for uncollected and advanced interest. The allowance for loan losses is a significant estimate and is regularly evaluated by management for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower's ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses.

Mortgage Servicing Rights Valuation

          The recorded value of the MSRs are amortized in proportion to, and over the period of the anticipated net cash flows from servicing the loans. MSRs are assessed periodically to determine if there has been any impairment to the recorded balance, based on the fair value at the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including the year of capitalization.

          Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral generally differed from our initial estimates, and these differences were sometimes material. If actual prepayment and default rates are higher than those assumed, less mortgage servicing income would be expected, which would adversely affect the value of the MSRs. Significant changes in prepayment speeds, delinquencies, and losses may result in impairment of most MSRs, and would be recorded in our consolidated statements of operations.

Revenue Recognition

          Interest Income

          The Company earns interest income on mortgage loans held prior to securitization and securitized loans as contractually due on the mortgage loan. The Company does not accrue more than three months of interest on mortgage loans at any given point of time.

          Servicing Income

          Mortgage loans serviced require regular monthly payments from borrowers. Income on loan servicing is generally recorded as payments are collected and is based on a percentage of the principal balance of loans serviced. Loan servicing expenses are charged to operations when incurred.

Hedging

          We may use a variety of financial instruments to hedge our exposure to changes in interest rates. We may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage our sensitivity to changes in market interest rates. The Interest Rate Agreements we use have an active secondary market, and none are obtained for a speculative nature, for instance, trading. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, at trade date, these instruments and their hedging relationship are identified, designated, and documented.

          For Interest Rate Agreements designated as hedge instruments, we evaluate the effectiveness of these hedges periodically against the financial asset being hedged to ensure there remains adequate correlation in the hedge relationship. Since our concern with interest rates is the potential change in fair market value of the loans, we are treating these as fair market value hedges per SFAS 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and financial asset are recognized in the consolidated statement of operations in the period in which the changes occur. The net amount recorded in our consolidated statement of operations is referred to as hedge ineffectiveness.

          The impact of accounting for our risk management activities according to SFAS No. 133 may create a level of ongoing non-economic volatility to reported earnings not experienced in the past due to the application of the hedge accounting requirements.

Deferred Taxes

          We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Saxon Capital regularly reviews its deferred tax assets for recoverability and establishes a valuation allowance, if required, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Consolidated Results

          Comparability of Saxon Capital, Inc. and SCI Services, Inc.

          Due to the varying time periods caused by our divestiture from Dominion Capital, Inc. and the nuances of changes in securitization structures more fully discussed above, direct comparison of net earnings for Saxon Capital, Inc. versus SCI Services, Inc. will be difficult. Specifically, the following line items from our statement of operations are impacted by the divestiture or change in securitization structure:

  Net interest income before provision for loan loss;
  Provision for loan loss;
  Gain on securitization;
  Impairment of residual assets, net; and
  Impairment of SCI Services, Inc. goodwill.

          We have added the results of SCI Services, Inc. and Saxon Capital, Inc. for their respective periods during 2001 to determine the results for the year ended December 31, 2001 for comparison purposes with the year ended December 31, 2000. However, because of the limited comparability as a result of the divestiture and the change in securitization structure, as discussed above, the pro-forma combined results of Saxon Capital, Inc. and SCI Services, Inc. for the year ended December 31, 2001 is not indicative of what the results of Saxon Capital, Inc. would have been assuming our divestiture would have happened on January 1, 2001.

Results of Operations

Saxon Capital, Inc.(1)	SCI Services, Inc.		SCI Services, Inc.
For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December 31, 2001 Pro-Forma Combined	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999
(amounts in thousands, except per share data)
Revenues:
Interest income	$ 50,328	$ 15,331	$ 65,659	$ 34,444	$ 45,818
Interest expense	(23,457)	(11,524)	(34,981)	(24,875)	(21,342)
Net interest income	26,871	3,807	30,678	9,569	24,476
Provision for loan loss	(11,861)	(8,423)	(20,284)	(6,403)	(9,107)
Net interest income after provision for loan losses	15,010	(4,616)	10,394	3,166	15,369
Gain on sale of loans	—	32,892	32,892	79,234	98,369
Servicing income, net of amortization	11,681	16,550	28,231	24,885	15,984
Total net revenues	26,691	44,826	71,517	107,285	129,722
Expenses:
Payroll and related expenses	19,531	25,220	44,751	32,445	29,871
General and administrative expenses	15,662	16,684	32,346	27,681	27,264
Depreciation and amortization	503	3,736	4,239	7,308	7,255

Impairment of residual assets, net	—	7,301	7,301	108,445	8,308
Impairment of SCI Services, Inc. goodwill	—	44,963	44,963	—	—
Other expense (income)	1,239	(1,962)	(723)	4,010	(852)
Total expenses	36,935	95,942	132,877	179,889	71,846
(Loss) income before taxes	(10,244)	(51,116)	(61,360)	(72,604)	57,876
Income tax (benefit) expense	(3,957)	(21,609)	(25,566)	(24,084)	21,228
Net (loss) income	$ (6,287)	$ (29,507)	$ (35,794)	$ (48,520)	$ 36,648
Other comprehensive income (loss):
Unrealized gain (loss) on residuals assets, net of tax of $-0-,$-0-, $-0-, $2,496, and $(2,439)	—	—	—	6,400	(6,418)

Total comprehensive (loss) income	$ (6,287)	$ (29,507)	$ (35,794)	$ (42,120)	$ 30,230

Earnings per common share:(2)
Average common shares (basic and diluted)	28,050	28,050	28,050	28,050	28,050
Basic and diluted earnings per common share	$ (.22)	$ (1.05)	$ (1.28)	$ (1.73)	$ 1.31
_______________
(1)	Saxon Capital, Inc. acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital, Inc. on July 6, 2001.
(2)	Earnings per common share was calculated based upon the assumption that the shares issued were outstanding for all periods presented.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000

General

          We reported a net loss of $35.8 million for 2001 compared to a net loss of $48.5 million for 2000. The net loss in 2001 was primarily the result of the impairment of SCI Services, Inc. goodwill of $45.0 million leading up to the divestiture of Saxon and the move away from gain on sale of loans to portfolio accounting. The net loss in 2000 was primarily the result of the impairment of retained interests in ABS securitizations, or residuals, of $108.4 million.

Net Revenues

          Net revenues decreased $35.8 million to $71.5 million for 2001, from $107.3 million for 2000. The decrease in net revenues was primarily attributable to our change in securitization structure subsequent to July 5, 2001, as discussed above. After July 5, 2001, we no longer record a gain at the time of securitization and we record interest income and loan loss provision over the life of the mortgage loans.

          Net interest income after provision for loan losses. Interest income primarily represents the sum of interest earned on mortgage loans securitized and held prior to securitization, and interest earned on cash collection balances. Interest expense includes the borrowing costs to finance mortgage loan originations and purchases from our securitizations and from our credit facilities used to finance our mortgage loans prior to securitization. For the periods prior to July 6, 2001, the provision for mortgage loan loss includes expenses recorded for losses we incurred for defaults on loans held for sale before their securitization, and for losses incurred on certain defaulted loans repurchased from a securitization due to either noncompliance with certain representations and warranties or to decrease the level of delinquent loans in a securitization to release excess cash flow. For the period July 6, 2001 to December 31, 2001, the provision for mortgage loan loss includes expenses recorded for losses we incurred for defaults on loans held prior to securitization and for estimated losses on securitized mortgage loans. See "-Critical Accounting Policies - Allowance for Loan Loss."

          Net interest income after provision for loan losses increased $7.2 million to $10.4 million for 2001, from $3.2 million for 2000. This increase was due to the following:

          Interest Income

          Interest income increased $31.3 million to $65.7 million for 2001, from $34.4 million for 2000. The increase in interest income is due primarily from a result of our change in securitization structure, which requires portfolio accounting, as discussed above. We are now recording interest income on our securitized loans and loans held prior to securitization. Prior to July 5, 2001, we only recorded interest income on loans held prior to securitization. Table 1 below represents the average yield on our interest-earning assets for the years ended December 31, 2001 and 2000, respectively.

Table 1 – Interest Income Yield Analysis Fiscal Year 2001 compared to Fiscal Year 2000

	Year Ended December 31, 2001			Year Ended December 31, 2000
	Average Balance	Interest(1)	Average Yield	Average Balance	Interest(1)	Average Yield
	($ in thousands)
Loans held prior to securitization	$350,475	$33,508	9.56%	$235,191	$27,520	11.70%
Securitized loans	$382,822	$37,459	9.78%	—	—	—
Total interest-earning assets	$733,297	$70,967	9.68%	$235,191	$27,520	11.70%
_______________
(1)	Amount excludes provision for advanced interest and residual income.

          Interest Expense

          Interest expense increased $10.1 million to $35.0 million for 2001, from $24.9 million for 2000. The increase in interest expense is primarily related to our change in securitization structure, which requires portfolio accounting, as discussed previously. We are now recording interest expense on non-recourse debt used to finance our securitized loans and on recourse warehouse financing prior to securitization. Prior to July 5, 2001, we only recorded interest expense to finance loans held prior to securitization. Table 2 below represents the average yield on our interest-bearing liabilities for the years ended December 31, 2001 and 2000, respectively.

Table 2 – Interest Expense Yield Analysis Fiscal Year 2001 compared to Fiscal Year 2000

	Year Ended December 31, 2001			Year Ended December 31, 2000
	Average Balance	Interest(1)	Average Yield	Average Balance	Interest(1)	Average Yield
	($ in thousands)
Warehouse financing	$231,566	$14,355	6.20%	$235,379	$16,180	6.87%
Limited recourse securitization financing	$453,339	$17,000	3.75%	—	—	—
Note payable	$ 12,283	$ 985	8.00%	—	—	—
Due to Dominion Capital	$ 61,575	$ 3,650	5.93%	$119,170	$ 8,044	6.75%
Total interest-bearing liabilities	$758,763	$35,990	4.74%	$354,549	$24,224	6.83%
_______________
(1)	Amount excludes loan buydown and legal fees associated with the facility.

Provision for Loan Losses

          Provision for loan losses increased $13.9 million to $20.3 million for 2001, from $6.4 for 2000. The increase is a result of our change in securitization structure and required use of portfolio accounting. We are now recording provisions for loan losses on securitized loans for likely losses in the retained portfolio in addition to likely losses in loans held prior to securitization. Before July 5, 2001, we only recorded provision for loan losses for mortgage loans held prior to securitization. Before July 5, 2001, estimated losses for securitized loans were accounted for as a component of our gain on sale of loans.

          Our reserve at December 31, 2001, as a percentage of our securitized mortgage loan balance, was 1.3%, which is comparable to our historical losses on securitizations. We did not make any significant changes in our reserve methodologies or assumptions during the period July 6, 2001 to December 31, 2001. There has not been any significant changes in our loan quality or loan concentrations during the period July 6, 2001 to December 31, 2001. As expected, we did see a slight increase in our delinquent account levels at December 31, 2001, and increased our provision accordingly. We have determined that the increase was due, in part, to the downturn in the economy as well as the aging of the loan portfolio, as expected. We do expect that future delinquencies will increase primarily as a result of the aging of our loan portfolio. Therefore, we expect our future provision for loan losses to increase.

Gain on Securitization

          The information relating to the gain on sale of loans is shown on Table 3 below:

Table 3—Gain on sale of loans Fiscal Year 2001 compared to Fiscal Year 2000

	SCI Services, Inc.
	Period Ended July 5, 2001(1)	Year Ended December 31, 2000
	($ in thousands)
Principal balance of loans securitized	$661,456	$2,098,659
Gain on sale of loans	$ 32,892	$ 79,234
Weighted average gain on securitization (2)	497	378
Premiums on loans securitized (3)	208	229
Securitization related costs (2)(3)	60	29
_______________
(1)	Because of our change in securitization structure, which requires portfolio accounting, we did not record any gains from securitizations for the period July 6, 2001 to December 31, 2001.
(2)	In basis points.
(3)	Includes, for example, underwriting, accounting, and legal costs, and Securities and Exchange Commission registration fees directly related to the securitizations and net hedge activity.

          The weighted average net gain on securitization increased in 2001 compared to 2000 due to lower premiums on loans securitized, more effective pricing of the 2001 securitization, and a more favorable interest rate environment during 2001. Our lower premiums on loans securitized in 2001 was a direct result of lower mortgage loan originations in our correspondent channel which typically carry higher premiums. Our more effective pricing of the 2001 securitizations was a result of a declining interest rate environment during the accumulation period for that securitization.

          Servicing Income

          Servicing income, net of servicing rights amortization, represents all contractual and ancillary servicing revenue (primarily late fees and electronic payment processing fees) for loans we sold prior to July 6, 2001. Beginning July 6, 2001, servicing income relating to loans securitized thereafter is a component of interest income due to the move to portfolio accounting. Servicing income, net of servicing rights amortization, increased $3.3 million to $28.2 million for 2001, from $24.9 million for 2000. The increase was due primarily to a higher average servicing portfolio balance. The information relating to the servicing income is shown on Table 4 below:

Table 4—Servicing Income Fiscal Year 2001 compared to Fiscal Year 2000

	Year Ended December 31,
	2001	2000
	($ in thousands)
Average servicing portfolio	$5,971,951	$5,233,423
Servicing income	$ 49,059	$ 47,217
Amortization of MSRs and prepayment penalties	$ 20,828	$ 22,332
Servicing fees (1)(2)	53	48
Prepayment penalty income (1)(3)	15	27
Other servicing income (1)(4)	14	14
Total servicing income (1)	82	89
Amortization of MSRs and prepayment penalties (1)	35	43
_______________
(1)	In basis points.
(2)	Includes master servicing fees.
(3)	Prepayment penalty income decreased during the period July 6, 2001 to December 31, 2001 as the right to prepayment penalty income related to loans securitized prior to July 6, 2001 was retained by Dominion Capital, Inc.
(4)	Includes primarily late fees and electronic processing fees.

          Our mortgage loan servicing portfolio, including loans recorded on the consolidated balance sheet, increased $0.8 billion to $6.4 billion at December 31, 2001, from $5.6 billion at December 31, 2000. The increase was due primarily to the origination and purchase of mortgage loans, and acquisition of $602.4 million of third party servicing, with the remainder of the increase due to higher mortgage originations during 2001 of $244.7 million, partially offset by decreases caused by prepayments and losses.

Expenses

          Total expenses decreased $47.0 million to $132.9 million for 2001, from $179.9 million for 2000. The items that impacted this decrease were primarily 2000's impairment of residual assets and 2001's impairment of SCI Services, Inc.'s goodwill. These items are discussed in greater detail below.

          Payroll and Related Expenses. Payroll and related expenses include salaries, benefits, and payroll taxes for all employees. Payroll and related expenses increased $12.4 million to $44.8 million for 2001, from $32.4 million for 2000. The increase was primarily due to the increase in employees in 2001 versus 2000. In addition, certain management received retention bonuses in 2001 which totaled $1.1 million.

          We expect payroll and related expenses to increase in the future as we increase the number of employees based on loan origination growth and for additional employees needed for being a public company. We employed 899 full-time employees as of December 31, 2001, compared to 843 full-time employees as of December 31, 2000.

          General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, license fees, legal and accounting fees, travel and entertainment expenses, and advertising and promotional expenses. General and administrative expenses increased $4.6 million to $32.3 million for 2001, from $27.7 million for 2000. The increase was primarily due to increased costs associated with higher mortgage originations. In addition, we incurred $1.0 million due to costs associated with becoming an independent company. We expect general and administration expenses to increase in future periods as we incur additional costs of being a publicly traded company and to some extent in proportion to future loan origination growth.

          Impairment of Residual Assets. Impairment of residual assets decreased to $7.3 million for 2001 from $108.4 million for 2000. The decrease was primarily due to the impairment charge taken in June of 2000 related to our increase of the discount rate on our residual and servicing investments from 12% to 17% and the increase of the discount rate on our MSR's from 12% to 15% to reflect changes in the estimates for the long term market discount rates. We do not expect to incur any future impairment of residual asset charges since we account for our securitizations under portfolio accounting and do not record residual assets in accordance with SFAS No. 140.

          Impairment of SCI Services, Inc. Goodwill. Impairment of SCI Services, Inc. goodwill of $45.0 million for 2001, was due to the pending sale of SCI Services, which resulted in the estimated proceeds from the transaction being substantially the same as the adjusted book value of SCI Services, excluding SCI Services, Inc.'s historical goodwill. SCI Services, Inc.'s historical goodwill related to Dominion's acquisition of Saxon in May 1996. No impairment of goodwill occurred in 2000. We do not expect to incur future goodwill impairment charges.

          Income Taxes. We recorded tax benefits of $25.6 million and $24.1 million for the years ended December 31, 2001 and 2000, respectively. We experienced a 41.7% effective tax benefit rate for 2001, compared to a 33.2% effective tax benefit rate for 2000. During the quarter ended March 31, 2001, Dominion Resources Inc., the parent company of Dominion Capital, Inc., recorded a state income tax benefit at the consolidated tax return level that was related to the recognition of net operating losses attributable to impairment writedowns of our assets. We recorded a state income tax benefit of approximately $3.0 million in the first six months of 2001. Due to our divestiture from Dominion Capital, Inc., the aforementioned effective tax rates may not be indicative of future tax rates. If we had not been subject to a consolidated tax return filing with Dominion Resources, Inc. our tax benefit would have been reduced by $3.1 million and our effective tax rate for 2001 and 2000 would have been 36.6% and 37.5%, respectively.

Year Ended December 31, 2000 compared to Year Ended December 31, 1999

General

          Our net loss for the year ended December 31, 2000 was $48.5 million, compared to net income of $36.6 million for the year ended December 31, 1999.

Net Revenues

          Net revenues decreased $22.4 million, to $107.3 million for the year ended December 31, 2000, from $129.7 million for 1999. The decrease in net revenues was primarily a result of a decline in gain on sale of loans, as discussed below.

          Net Interest Income after provision for loan losses. Net interest income after provision for loan losses decreased $12.2 million, to $3.2 million for the year ended December 31, 2000, from $15.4 million for 1999. This decrease was due to the following:

          Interest Income

          Interest income decreased $11.4 million during 2000 compared to 1999 primarily as a result of lower mortgage loan originations. Loan originations decreased $0.6 billion to $2.1 billion in 2000 from $2.7 million in 1999.

          Interest Expense

          Interest expense increased $3.6 million during 2000 compared to 1999 primarily as a result of higher borrowing costs offset slightly by lower loan originations in 2000. Our higher borrowing costs resulted in approximately $5.3 million in additional interest expense and the effect of our lower loan originations resulted in lower interest expense of $1.7 million.

          Provision for Loan Losses

          Provision for loan losses decreased $2.7 million during 2000 compared to 1999 primarily as a result of higher charge-offs of delinquent loans held for sale in 1999. At December 31, 2000, our loan loss reserve as a percentage of mortgage loans held for sale was 3.4% compared to 0.8% at December 31, 1999. The primary result for the increase was a higher percentage of delinquent loans held for sale at December 31, 2000 compared to December 31, 1999. We completed a sale of $20.7 million in delinquent loans in December 1999 which reduced the balance of delinquent loans held for sale.

          Gain on Securitization

          Our gain on sale of loans decreased from $98.4 million to $79.2 million, primarily as a result of lower principal balance of loans securitized. The information relating to gain on sale of loans is shown on Table 5 below.

Table 5—Gain on sale of loans 2000 compared to 1999

	Year Ended December 31,
	2000	1999
	($ in thousands)
Principal balance of loans securitized	$2,098,659	$2,679,556
Gain on sale of loans	$ 79,234	$ 98,369
Weighted average gain on securitization(1)	378	367
Premiums on loans securitized(2)	229	214
Securitization related costs(1)(2)	29	57
_______________
(1)	In basis points.
(2)	Includes, for example, underwriting, accounting, and legal costs, and Securities and Exchange Commission registration fees directly related to the securitizations and net hedge activity.

Servicing Income

          Servicing income, net of servicing rights amortization, increased $8.9 million, to $24.9 million for the year ended December 31, 2000, from $16.0 million for 1999. The increase in net servicing income was due primarily to an increase in our servicing portfolio and lower amortization of MSRs due to slower prepayment rates in 2000 compared to 1999 due to a rising interest rate environment in 2000. The information relating to our servicing income is shown on Table 6 below:

Table 6—Servicing Income 2000 compared to 1999

	Year Ended December 31,
	2000	1999
	($ in thousands)
Average servicing portfolio	$5,233,423	$4,202,953
Servicing income	$ 47,217	$ 35,494
Amortization of MSRs and prepayment penalties	$ 22,332	$ 19,510
Servicing fees(1)(2)	48	47
Prepayment penalty income(1)	27	25
Other servicing income(1)(3)	14	12
Total servicing income(1)	89	84
Amortization of MSRs and prepayment penalties (1)	43	46
_______________
(1)	In basis points.
(2)	Year ended December 31, 2000 includes master servicing fees.
(3)	Includes primarily late fees and electronic payment processing fees.

          Our increase in total servicing portfolio was a result of our $2.1 billion of securitizations during 2000, and the prepayment, payoff, or foreclosure of $1.1 billion of serviced mortgage loans in 2000.

Expenses

          Total expenses increased $108.1 million to $179.9 million for the year ended December 31, 2000, from $71.8 million for 1999. The increase in expenses was primarily attributable to impairment of our residual asset, as discussed below.

          Payroll and Related Expenses. Payroll and related expenses increased $2.5 million to $32.4 million for the year ended December 31, 2000, from $29.9 million for 1999. The increase was due primarily to an increase of $1.3 million in salary costs from annual merit increases and an increase of $1.2 million from a net increase in the number of our employees. We employed 843 full-time employees as of December 31, 2000, compared to 799 full-time employees as of December 31, 1999.

          Impairment On Residual Assets. Impairment of residual assets increased to $108.4 million for the year ended December 31, 2000 from $8.3 million for 1999. The increase in impairment was primarily due to the increase in the discount rate on our residual and servicing investments from 12% to 17% and the discount rate on our MSRs from 12% to 15% to reflect changes in the estimates for the long term market discount rates. In addition, we transferred these investments from our available-for-sale portfolio to our trading portfolio because of Dominion Resource's intention to divest its interest in SCI Services. We reflected the impairment loss of $106.5 million, combined with $1.9 million in losses on trading securities, in our consolidated statements of operations for 2000. During 1999, we recognized a permanent impairment of $8.3 million on our residual and servicing investments. In addition, during 1999, we recognized a $6.4 million unrealized loss, net of tax, on our residual and servicing investments due to an increase in the discount rate from 11% to 12% that was recorded as other comprehensive loss.

          Income Taxes. We recorded a tax benefit of $24.1 million and a tax provision of $21.2 million for the years ended December 31, 2000 and 1999, respectively. We experienced a 33.2% effective tax rate for the year ended December 31, 2000 compared to a 36.7% effective tax rate for the year ended December 31, 1999.

Business Segment Results

          The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

          Segment revenues and operating income amounts are evaluated and include the economic value of mortgage loans originated, servicing income, other income and expense, and general and administrative expenses. Economic value of mortgage loans originated represents the amount in excess of the segment's basis in its loan originations that generate a required after tax return of capital.

          Certain amounts are not evaluated at the segment level and are included in the segment net operating income (loss) reconciliation below. The unallocated gain (loss) on securitizations represents the difference between the segment's economic value of mortgage loans originated and the actual gain on securitization. For the period July 6, 2001 to December 31, 2001, the segment's economic value of mortgage loans originated was required to be eliminated since we now structure our securitizations as financing transactions.

          Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

			Predecessor
	2001 Combined	July 6 to December 31, 2001	January 1 to July 5, 2001	2000	1999
		($ in thousands)
Segment Revenues:
Wholesale	$ 51,829	$ 27,760	$ 24,069	$ 24,309	$ 29,587
Correspondent	18,113	9,229	8,884	12,047	30,878
Retail	24,717	13,845	10,872	14,551	12,554
Servicing	28,231	11,681	16,550	25,208	15,984
Total Segment Revenues	$122,890	$ 62,515	$ 60,375	$ 76,115	$ 89,003

Segment Operating Income (Loss):
Wholesale	$ 36,985	$ 21,128	$ 15,857	$ 8,918	$ 4,540
Correspondent	12,110	6,504	5,606	5,558	24,861
Retail	6,416	4,292	2,124	(1,225)	751
Servicing	8,283	1,171	7,112	10,836	2,588
Total Segment Net Operating Income	$ 63,794	$ 33,095	$ 30,699	$ 24,087	$ 32,740

Segment Net Operating Income Reconciliation
Total segment operating income	$ 63,794	$ 33,095	$ 30,699	$ 24,087	$ 32,740
Net interest income	30,678	26,871	3,807	9,569	24,476
Provision for loan losses	(20,284)	(11,861)	(8,423)	(6,403)	(9,107)
Unallocated gain (loss) on securitizations	(8,518)	—	(8,518)	23,994	26,202
Elimination of segment economic value of mortgage loans originated	(50,604)	(50,604)	—	—	—
Unallocated shared general and administrative expenses	(24,162)	(7,745)	(16,417)	(15,406)	(8,127)
Residual losses	(7,301)	—	(7,301)	(108,445)	(8,308)
Impairment of SCI Services, Inc. goodwill	(44,963)	—	(44,963)	—	—
Total consolidated (loss) income before taxes	$ (61,360	$ (10,244)	$ (51,116)	$ (72,604)	$ 57,876

Wholesale

          Our wholesale channel purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies and mortgage brokers. We provide a variety of mortgage products to help our brokers better service their borrowers. Mortgage brokers identify applicants, help them complete loan application paperwork, gather required information and documents, and act as our liaison with the borrower during the lending process.

We review and underwrite an application submitted by a broker, accept or reject the application, determine the range of interest rates and other loan terms and, upon acceptance by the borrower and satisfaction of all conditions to the loan, fund the loan. In some instances, brokers will close the loan using their sources of funds, and then sell us the closed loan after we underwrite it. By relying on brokers to market our products and assist the borrower throughout the loan application process, we can increase loan volume through the wholesale channel without increasing marketing, labor, and other overhead costs incurred in connection with retail loan production.

          New brokers enter our wholesale network from various sources. Our account executives and our Website are the main sources for new brokers. Brokers must meet various requirements and must complete the broker application package, provide evidence of a state license, articles of incorporation, financial statements, resumes of key personnel, and other information as needed. The wholesale channel's management reviews this information to determine if the broker should be approved. When appropriate, the application may be reviewed and investigated by the QC Department before final approval.

          Through the implementation of ScorePlus and our Website, we are able to provide our brokers with the ability to obtain online loan approvals and pricing in seconds. We believe the power and convenience of online loan approvals increases loan volume for the broker and us. In addition, our Website provides brokers with loan status reports, product guidelines, loan pricing and lock-ins, and many added features. We expect to continue to adapt Web-based technologies to enhance our one-on-one relationships with our brokers.

          For 2002, management established the following key initiatives for our Wholesale business channel. We expect the wholesale business channel will focus appropriate resources on achieving their respective initiatives:

  Implement an automated underwriting program accessible to our broker customers.
  Implement additional automation of loan processing.
  Expand account executive sales force.

          The following table sets forth selected information about our wholesale loan originations for the years ended December 31, 2001, 2000, and 1999:

For the Year Ended December 31,
2001	2000		1999
Average principal balance per loan	$107.3	$92.2	$93.3
Combined weighted average initial LTV	79.47%	78.94%	79.26%
Percentage of first mortgage loans owner occupied	94.86%	94.15%	93.41%
Percentage with prepayment penalty	82.38%	83.04%	71.34%
Weighted average credit score	588	583	592
Percentage FRMs	37.81%	70.12%	70.35%
Percentage ARMs	62.19%	29.88%	29.65%
Weighted average interest rate:
FRMs	10.40%	11.31%	10.14%
ARMs	9.94%	11.12%	10.09%
Margin – ARMs	5.65%	5.89%	6.05%

          The following table highlights the net cost to produce loans for our wholesale channel for the years ended December 31, 2001, 2000, and 1999:

For the Year Ended December 31,
2001		2000	1999
Fees collected(1)	44	35	35
General and administrative costs(1)(2)	246	317	303
Premium paid(1)	122	169	167
Net cost to produce(1)(3)	323	451	435
_______________
(1)	In basis points.
(2)	Excludes corporate overhead costs and the impact of net deferred origination costs. Includes depreciation expense.
(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by volume.

          We have been able to increase the profitability of our wholesale channel by successfully increasing the amount of underwriting fees we collect, and reducing our general and administrative costs by consolidating three processing centers into two. Additionally, we anticipate that premiums paid to brokers will continue to decline as we generate more of our wholesale production through our ScorePlus system.

          December 31, 2001 Compared to December 31, 2000

          Wholesale segment revenues increased $27.5 million to $51.8 million for 2001 compared to $24.3 million in 2000. The increase was due primarily to an increase in mortgage loan originations of $965.4 million in 2001 compared to $712.7 million in 2000.

          Wholesale segment net operating income increased $28.1 million to $37.0 million for 2001 compared to $8.9 million in 2000. The increase was due to higher segment revenues of $27.5 million and $0.6 million overall lower general and administrative costs. Our overall general and administrative costs decreased primarily by the consolidation of our three processing centers into two.

          December 31, 2000 Compared to December 31, 1999

          Wholesale segment revenues decreased $5.3 million to $24.3 million for 2000 compared to $29.6 million in 1999. The decrease was due primarily to a decrease in mortgage loan originations of $712.7 million in 2000 compared to $1,012.7 million in 1999.

          Wholesale segment net operating income increased $4.4 million to $8.9 million for 2000 compared to $4.5 million in 1999. The increase was due to a decrease in overall general and administrative expenses of $9.6 million since 1999 related to lower mortgage loan originations, offset by a decrease in segment revenues of $5.3 million.

Correspondent

          We enter into loan purchase and sale agreements with mortgage bankers, banks, thrifts, and credit unions to sell non-conforming residential mortgage loans to us through our correspondent channel. Our correspondents close their loans through their own financing. After the loans are closed, the correspondent sells them to us through either flow or bulk delivery. We had approximately 300 approved correspondents as of December 31, 2001.

          We seek to buy most of the loans we purchase from correspondents on an individual basis. That is, we re-underwrite and review the collateral for each loan on an individual basis. This "flow-delivery" method of purchasing loans is the most profitable, and, therefore, our preferred, option. We also make bulk purchases of loans in which our correspondents close the loans and hold them until they have several loans ready to be sold at one time. We still re-underwrite each loan and review all collateral before purchasing but, in this case, the pool of loans is put up for bid by the correspondent and typically sold to the purchaser offering the highest price. For the year ended December 31, 2001, our correspondent flow loan volume accounted for approximately 39% of our total correspondent channel loan production.

          New correspondents become our customers from various sources. Our account executives and our Website are the main sources for new correspondents. Generally, to become one of our approved correspondents, a correspondent must meet the following eligibility requirements:

  a minimum GAAP tangible net worth (defined as GAAP total net worth minus goodwill) of at least $500,000;
  three years experience in conventional mortgage loan originations or a viable business plan;
  $25 million in conventional mortgage loan originations in the 12 months immediately preceding application; and
  delinquency rates in line with industry standards and acceptable to us.

          Correspondents meeting these requirements must complete the seller application package, provide evidence of state license, articles of incorporation, financial statements, evidence of insurance and regulatory compliance, a copy of quality control procedures, resumes of key personnel, and other information as needed. Our QC Department reviews this information for final approval.

          For 2002, management established the following key initiatives for our Correspondent business channel:

  Increase the number and broaden the base of customers, while adding sales staff to handle the additional customers.
  Implement an automated underwriting program accessible to our correspondent customers.

          In 2000, we implemented our new Website and online pre-qualification tools. These tools have given our correspondents the ability to communicate and work with us more directly and responsively. Correspondents can pre-qualify loans online, and e-mail information directly to the loan processors instead of using faxes, overnight mail, or telephones. In 2001, we have also continued to increase our flow production. Furthermore, we have enhanced the efficiency of our correspondent channel by consolidating both the flow and bulk funding operations to allow for a more efficient process and better utilization of resources, since bulk and flow fundings tend to occur at different times of the month, while maintaining consistent loan volume levels.

          The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the years ended December 31, 2001, 2000, and 1999:

For the Year Ended December 31,
	2001	2000	1999
Average principal balance per loan	$109.5	$105.8	$107.1
Combined weighted average initial LTV	76.65%	76.58%	76.87%
Percentage of first mortgage loans owner occupied	94.07%	94.15%	93.30%
Percentage with prepayment penalty	84.80%	87.97%	84.37%
Weighted average credit score	589	580	584
Percentage FRMs	37.66%	29.20%	30.45%
Percentage ARMs	62.34%	70.80%	69.55%
Weighted average interest rate:
FRMs	10.21%	10.72%	10.04%
ARMs	10.16%	10.50%	9.92%
Margin – ARMs	6.53%	6.34%	6.45%

          The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the years ended December 31, 2001, 2000, and 1999:

	For the Year Ended December 31,
	2001	2000	1999
Average principal balance per loan	$124.8	$98.5	$106.3
Combined weighted average initial LTV	72.56%	76.73%	77.92%
Percentage of first mortgage loans owner occupied	97.03%	96.33%	94.17%
Percentage with prepayment penalty	86.76%	81.37%	71.10%
Weighted average credit score	607	579	588
Percentage FRMs	59.47%	70.57%	67.86%
Percentage ARMs	40.53%	29.43%	32.14%
Weighted average interest rate:
FRMs	9.74%	11.20%	10.35%
ARMs	9.96%	10.69%	9.98%
Margin – ARMs	5.51%	5.81%	5.94%

          The following table highlights the net cost to produce loans for our correspondent channel for the years ended December 31, 2001, 2000, and 1999:

	For the Year Ended December 31,
	2001	2000	1999
Fees collected(1)	5	3	2
General and administrative costs(1)(2)	65	57	57
Premium paid(1)	302	274	358
Net cost to produce(1)(3)	363	328	413
_______________
(1)	In basis points.
(2)	Excludes deferred origination costs and corporate overhead costs. Includes depreciation expense.
(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by volume.

          To increase the profitability of our correspondent channel, we are currently assessing methods to increase our underwriting fee income. Our general and administrative costs, as measured in basis points, increased during the year ended December 31, 2001 due to lower bulk purchase volume. The decreased volume of bulk purchases was a result of a strategic decision to reduce the bulk production since volume in the more profitable flow production and wholesale and retail channels increased significantly in 2001. The premiums paid on correspondent loans we purchase fluctuate year to year based on market conditions. As we increase our flow business and reduce our level of bulk purchases, we expect to see the profitability of our correspondent channel increase.

          December 31, 2001 Compared to December 31, 2000

          Correspondent segment revenues increased $6.1 million to $18.1 million for 2001 compared to $12.0 million in 2000. The increase was due primarily to higher flow purchases, which have higher profit margins.

          Correspondent segment net operating income increased $6.5 million to $12.1 million for 2001 compared to $5.6 million in 2000. The increase was due to higher segment revenues of $6.1 million offset by a decrease in general and administrative expenses of $0.4 million, primarily due to lower originations.

          December 31, 2000 Compared to December 31, 1999

          Correspondent segment revenues decreased $18.9 million to $12.0 million for 2000 compared to $30.9 million in 1999. The decrease was due primarily to higher bulk purchases, which have higher premium costs than flow production.

          Correspondent segment net operating income decreased $19.3 million to $5.6 million for 2000 compared to $24.9 million in 1999. The decrease was due to lower segment revenues of $18.9 million combined with an overall increase of $0.5 million in general and administrative expenses associated with an increase in originations since 1999.

Retail

          Our retail channel is operated by our wholly-owned subsidiary, America's MoneyLine Inc. We originate non-conforming mortgage loans directly to borrowers through America's MoneyLine's 17 branch offices. These branches are located in the following metropolitan areas: Phoenix, AZ; Foothill Ranch, CA; Denver, CO; Ft. Lauderdale, FL; Atlanta, GA; Kansas City, KS; New Orleans, LA; Raleigh, NC; Cherry Hill, NJ; Buffalo, NY; Nashville, TN; Dallas, TX; Ft. Worth, TX; Glen Allen, VA (Internet / Direct Unit); Richmond, VA; Virginia Beach, VA; and Chicago, IL.

          We interact with our borrowers through loan officers in our branch locations and direct-to-the-borrower tools such as the Internet, telemarketing, or direct mailings. As part of our efforts to manage credit risk, all loan underwriting, closing, funding, and shipping is done centrally out of our headquarters in Glen Allen, VA. A typical retail branch consists of approximately twelve employees: a branch manager, nine loan officers, and two loan processors.

          In 2000, we automated our mortgage loan pre-qualification process through our internal automated underwriting system and an unaffiliated Internet-based company. Loan volume increased by 34% in 2000 compared to 1999 primarily as a result of these changes. While most of our capital expenditures for our retail division in 2000 were focused on the Internet, we also opened our 15th branch office in New Orleans, LA, transformed our Glen Allen, VA branch into an Internet specialty office and renovated our Ft. Worth, TX office. The Ft. Worth branch can effectively cross-sell to customers that have requested payoff or refinancing information from our servicing division. This helps maintain our relationship with our customers by offering them new retail loans that meet their current needs.

          During the year ended December 31, 2001, we made progress on our key retail initiatives. We held focused sales training, which resulted in an increase in our sales and customer service levels. We also invested in new marketing campaigns that led to an increased number of loan originations. Additionally, our fees (in basis points) increased from 238 for the year ended December 31, 2000 to 283 for the year ended December 31, 2001, because we were able to control our fixed costs to produce a retail loan. We have automated some of our critical functions within the loan process in an effort to make our underwriting and funding more efficient. During the year ended December 31, 2001, we funded approximately $141 of loans for every dollar of marketing expense. In 2001, we re-opened our branch office in Phoenix, AZ and opened a new branch office in Chicago, IL. to bring our total number of branch offices to 17, and plan to open additional branches in selected markets.

          For 2002, management established the following key initiatives for our Retail business channel:

  Expand our branch network in selected markets.
  Implement additional automation of our underwriting program for our staff.
  Increase the number of internet alliances.
  Increase our telemarketing capabilities.
  Improve the abilities of third party sources of business to access our automated underwriting capabilities over the Internet.

          We intend to grow our retail channel and increase market share by opening offices in selected markets. We review the top 40 metropolitan statistical areas to identify our target markets based on the following initial statistics: number of households; homeownership rates; home price ranges; unemployment rates; delinquency rates; median household income; and available equity. In addition, we review competitors' performance in those markets to identify strategic opportunities for growth.

          The following table sets forth selected information about our retail loan originations for the years ended December 31, 2001, 2000, and 1999:

	For the Year Ended December 31,
	2001	2000	1999

Average principal balance per loan	$117.3	$87.1	$85.8
Combined weighted average initial LTV	78.04%	77.13%	79.13%
Percentage of first mortgage loans owner occupied	97.82%	96.70%	94.60%
Percentage with prepayment penalty	81.59%	70.66%	66.00%
Weighted average credit score	611	601	592
Percentage FRMs	67.02%	94.44%	88.46%
Percentage ARMs	32.98%	5.56%	11.54%
Weighted average interest rate:
FRMs	8.98%	10.39%	10.36%
ARMs	9.26%	10.91%	10.06%
Margin – ARMs	5.57%	6.38%	5.73%

          The following table highlights the net cost to produce loans for our retail channel for the years ended December 31, 2001, 2000, and 1999:

	For the Year Ended December 31,
	2001	2000	1999
Fees collected(1)	283	238	268
General and administrative costs(1)(2)	509	776	726
Net cost to produce(1)(3)	226	538	458
_______________
(1)	In basis points.
(2)	Excludes deferred origination costs and corporate overhead costs. Includes depreciation expense.
(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by volume.

          Fees collected from our retail channel include origination, discount, underwriting, and processing fees. As part of our strategic initiative to increase profitability, we have increased the fees we charge our borrowers. As volume continues to increase, our general and administrative costs per loan are expected to continue to decrease due to the increased utilization of our fixed retail infrastructure. We expect profitability to increase as our net cost to produce decreases, fixed costs remain stable, and our fee income and loan volume increase.

          December 31, 2001 Compared to December 31, 2000

          Retail segment revenues increased $10.1 million to $24.7 million for 2001 compared to $14.6 million in 2000. The increase was primarily due to an increase in mortgage loan originations of $447.5 million in 2001 compared to $233.8 million in 2000.

          Retail segment net operating income increased $7.6 million to $6.4 million for 2001 compared to $(1.2) million in 2000. The increase was due to higher segment revenues of $10.1 million offset by $2.5 million in higher general and administrative costs related to the expansion of the branch network and call center.

          December 31, 2000 Compared to December 31, 1999

          Retail segment revenues increased $2.0 million to $14.6 million for 2000 compared to $12.6 million in 1999. The increase was primarily due to an increase in mortgage loan originations of $233.8 million in 2000 compared to $174.6 million in 1999.

          Retail segment net operating income decreased $2.0 million to $(1.2) million for 2000 compared to $0.8 million in 1999. The decrease was due to higher general and administrative costs of $4.0 million since 1999 related to an increase in mortgage loan originations and expansion of the branch network, offset by higher segment revenues of $2.0 million.

Servicing

          Once we originate or purchase a mortgage loan, our wholly-owned subsidiary, Meritech, begins the process of servicing the loan, seeking to ensure that the loan is repaid in accordance with its terms. Beginning with an introductory call made as soon as seven days following the origination or purchase of a mortgage loan, we attempt to establish a consistent payment relationship with the borrower. In addition, our call center uses a predictive dialer to create calling campaigns for delinquent loans based upon the borrower's historical payment patterns and the borrower's risk profile. Our Life of the Loan Credit Risk Management strategy is applied to every loan in our servicing portfolio. The inherent risk of delinquency and loss associated with sub-prime loans requires active communication with our borrowers from origination through liquidation. Our technology delivers extensive data regarding the loan and the borrower to the desktop of the individual providing service. Contact with our borrower is tailored to reflect the borrower's payment habit, loan risk profile, and loan status. Borrower contact is initiated through outbound telephone campaigns, monthly billing statements, and direct mail. Our Website provides borrowers with access to account information and online payment alternatives.

          To enhance our relationship with our borrowers, we upgraded our call management system to support more intuitive customer service strategies, increased our loss mitigation capabilities by implementing an online decision support system, and launched an advanced customer service Website delivering a full range of service and up-to-date information to our customer's desktop. Immediate access to information regarding the borrower's situation and desktop delivery of this information to our employees within a decision support framework (Asset Planner and our DRP system) remain critical to our success. In addition, we have invested in technology for our payment processing department that will not only allow quicker processing of payments, but, more importantly, will also improve our ability to handle payment exceptions quickly—a key to successful sub-prime mortgage servicing.

          We intend to continue to develop our Website to improve customer service and expand business-to-business initiatives to enhance performance in default and timeline management. We are now able to deliver online access to selected loan documents and an online interview guiding our borrower through alternatives to foreclosure.

          Once an account becomes thirty days delinquent, the borrower receives a breach notice allowing thirty days, or more if required by applicable state law, to cure the default before the account is referred for foreclosure. The call center continues active collection campaigns and may offer the borrower relief through a forbearance plan designed to resolve the delinquency in ninety days or less.

          Accounts moving from thirty days delinquent to sixty or more days delinquent are transferred to the Loss Mitigation department, which is supported by the predictive dialer, as well as the Asset Planner system, our third generation loss mitigation decision support engine. Asset Planner supports the loss mitigation representatives in choosing a collection strategy that is designed to minimize the loss on the defaulted loan. Asset Planner considers updated property value information, the borrower's current credit profile, and foreclosure and real estate marketing timelines to determine the best alternative to foreclosure. The Loss Mitigation department continues to actively attempt to resolve the delinquency while our foreclosure department refers the file to local counsel to begin the foreclosure process.

          Delinquent accounts not resolved through collection and loss mitigation activities are foreclosed in accordance with state and local laws. Foreclosure timelines are managed through an event planner built into the loan servicing system. The event planner schedules key dates throughout the foreclosure process, enhancing our ability to monitor and manage foreclosure counsel. Properties acquired through foreclosure are transferred to the Real Estate Owned department to manage eviction and marketing of the properties.

          Once the properties are vacant, they are listed with one of four national asset management firms who develop a marketing strategy designed to ensure the highest net recovery upon liquidation. The Real Estate Owned department monitors asset managers. Property listings are reviewed monthly to ensure the properties are properly maintained and actively marketed.

          Our Delinquency and Loss Experience

          The following tables set forth information about the delinquency and loss experience of the mortgage loans we service (which are primarily loans we have originated or purchased and have been or will be securitized for the periods indicated.)

	Years Ended December 31,
	($ in thousands)
Total Delinquencies and Loss Experience(1)	2001	2000	1999
Total outstanding principal balance (at period end)	$6,355,304	$5,588,598	$4,803,812
Delinquency (at period end):
30-59 days:
Principal balance	$ 648,986	$381,574	$ 260,731
Delinquency percentage	10.21%	6.83%	5.43%
60-89 days:
Principal balance	$ 126,723	$ 92,011	$ 73,518
Delinquency percentage	1.99%	1.65%	1.53%
90 days or more:
Principal balance	$ 78,121	$ 31,287	$ 17,195
Delinquency percentage	1.23%	0.60%	0.36%
Bankruptcies(2):
Principal balance	$215,213	$168,074	$115,128
Delinquency percentage	3.39%	3.01%	2.40%
Foreclosures:
Principal balance	$277,742	$223,617	$152,761
Delinquency percentage	4.37%	4.00%	3.18%
Real Estate Owned:
Principal balance	$115,605	$ 77,479	$ 51,136
Delinquency percentage	1.82%	1.39%	1.06%
Total Seriously Delinquent(3)	12.18%	10.10%	8.00%
Net losses on liquidated loans	$ 81,363	$ 44,086	$ 31,344
Percentage of losses on liquidated loans	1.28%	0.84%	0.75%
_______________
(1)	Includes all loans serviced by Saxon Capital, Inc.
(2)	Bankruptcies include certain loans that are contractually current.
(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

For the Year Ended December 31,
Bankruptcy Delinquencies and Loss Statistics(1)	2001	2000	1999
	($ in thousands)
Contractually current bankruptcies:
Principal balance	$ 31,641	$ 23,816	$24,104
Delinquency percentage	0.50%	0.43%	0.50%
Bankruptcy delinquency (at period end):
30-59 days:
Principal balance	$ 7,848	$ 4,750	$ 3,974
Delinquency percentage	0.12%	0.09%	0.08%
60-89 days:
Principal balance	$ 10,981	$ 6,218	$ 4,509
Delinquency percentage	0.17%	0.11%	0.09%
90 days or more:
Principal balance	$164,743	$133,290	$82,541
Delinquency percentage	2.59%	2.39%	1.72%
Total bankruptcy delinquencies:
Principal balance	$183,572	$144,258	$91,024
Delinquency percentage	2.89%	2.58%	1.89%
_______________
(1)	Includes all loans serviced by Saxon Capital, Inc.

          In addition to servicing mortgage loans that we originate or purchase, we service mortgage loans for other lenders and investors. Our loan servicing portfolio as of December 31, 2001 is summarized below:

	Number of Loans	Principal Balance
	($ in thousands)
Private Investors(1)	44,408	$4,065,199
Saxon Capital, Inc.(2)	13,179	1,537,309
Credit Suisse First Boston	3,350	432,720
Dynex Capital, Inc.	1,413	154,297
Greenwich Capital, Inc.	1,246	88,600
Fannie Mae, Freddie Mac, and Ginnie Mae	1,668	49,525
Various government entities and other investors	690	27,654
Total	65,954	$6,355,304
_______________
(1)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.
(2)	Includes loans securitized by Saxon Capital, Inc. from July 6, 2001 to December 31, 2001.

          We believe we can increase our servicing portfolio because competition in the sub-prime mortgage loan industry has been adversely affected by limited access to capital, lower than anticipated performance of seasoned portfolios, and industry consolidation. Competitors with limited access to capital have shifted their operations to selling loans, along with the related servicing rights, or have entered into strategic alliances with investment banks to increase their liquidity and access to the capital markets. Accordingly, an increasing number of asset-backed securities are being issued by entities that do not perform servicing, presenting opportunities for us to increase the size of our portfolio of loans serviced for others.

          Our Delinquency and Loss Experience

Delinquency by Credit Grade by Year Funded(1)(2)

			Percentage 60+ Days Delinquent(3)
Year	Original Balance	Current Balance	A+/A	A-	B	C	D
	($ in thousands)
1996	$ 741,645	$ 72,793	8.88%	20.95%	11.88%	25.02%	16.49%
1997	$1,769,538	$ 264,997	7.17%	14.48%	17.21%	30.26%	21.37%
1998	$2,084,718	$ 626,544	7.23%	15.00%	23.07%	27.13%	34.44%
1999	$2,381,387	$1,236,162	8.14%	15.85%	21.56%	29.07%	33.98%
2000	$2,078,637	$1,474,178	7.67%	13.55%	19.39%	29.79%	40.80%
2001	$2,364,234	$1,926,776	1.80%	5.32%	7.82%	12.60%	14.51%

Delinquency by Product—FRM(1)(2)

Year	Original Balance	Current Balance	Percentage 60+ Days Delinquent(4)	Cumulative Loss Percentage(5)
	($ in thousands)
1996	$ 252,994	$ 49,478	13.02%	2.07%
1997	$ 628,956	$172,760	10.93%	2.84%
1998	$1,146,291	$492,386	12.51%	2.09%
1999	$1,287,740	$762,007	14.48%	1.72%
2000	$1,145,798	$818,196	17.13%	0.78%
2001	$1,148,697	$856,256	5.73%	0.02%

Delinquency by Product—ARM(1)(2)

Year	Original Balance	Current Balance	Percentage 60+ Days Delinquent(4)	Cumulative Loss Percentage(5)
	($ in thousands)
1996	$ 488,651	$ 23,316	12.13%	1.25%
1997	$1,140,582	$ 92,237	18.66%	2.20%
1998	$ 938,427	$ 134,158	21.93%	2.77%
1999	$1,093,647	$ 474,155	21.33%	1.62%
2000	$ 932,839	$ 655,982	16.79%	0.47%
2001	$1,215,537	$1,070,520	5.13%	0.07%
_______________
(1)	Includes loans originated by Saxon Capital, Inc.
(2)	As of December 31, 2001.
(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.
(4)	60+ days delinquent comprises both securitized and unsecuritized loans. Includes loans foreclosed, REO, or held by a borrower who has declared bankruptcy.
(5)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.

December 31, 2001 Compared to December 31, 2000

          Servicing segment revenues increased $3.0 million to $28.2 million for 2001 compared to $25.2 million in 2000. The increase was due primarily to an increase in the servicing portfolio of $6.4 billion in 2001 compared to $5.6 billion in 2000.

          Servicing segment net operating income decreased $2.5 million to $8.3 million for 2001 compared to $10.8 million in 2000. The decrease was due to an overall increase of $5.5 million in general and administrative expenses related to the increase in the servicing portfolio offset by an increase in segment revenues of $3.0 million.

          December 31, 2000 Compared to December 31, 1999

          Servicing segment revenues increased $9.2 million to $25.2 million for 2000 compared to $16.0 million in 1999. The increase was due primarily to an increase in the servicing portfolio of $5.6 billion in 2000 compared to $4.8 billion in 1999.

          Servicing segment net operating income increased $8.2 million to $10.8 million for 2000 compared to $2.6 million in 1999. The increase was due to higher segment revenues of $9.2 million offset by an increase in general and administrative expenses of $1.0 million relating to the increase in the servicing portfolio.

Financial Condition

          December 31, 2001 Compared to December 31, 2000

          Mortgage loans held prior to securitization increased to $369.2 million at December 31, 2001, from $108.8 million at December 31, 2000. This increase was the result of the timing of our securitizations.

          Securitized loans increased to $1.4 billion at December 31, 2001 from $0.0 billion at December 30, 2000. This increase was the result of the change in securitization structures from sale to financing and the related change to portfolio-based accounting in accordance with SFAS 140.

          Interest-only residual assets (I/Os) decreased from $298.4 million at December 31, 2000 to $0.0 million at December 31, 2001. This decrease was the result of our divestiture from Dominion on July 6, 2001. Under the stock purchase agreement, our former parent company retained all interest-only residuals. In addition, under portfolio accounting, we no longer record residual assets at the time of securitization.

          MSRs decreased to $33.8 million at December 31, 2001, from $47.8 million at December 31, 2000. The decrease was due to amortization of servicing rights of $23.0 million during 2001, the addition of $5.4 million in servicing rights from our securitization recorded during the period January 1, 2001 to July 5, 2001 and the purchase of $3.6 million in servicing rights. After July 6, 2001 our securitizations are structured as financing, and in accordance with SFAS 140, servicing assets are not recorded related to those transactions.

          Subordinate bonds decreased to $0.0 million at December 31, 2001, from $13.6 million at December 31, 2000. The decrease was due to our divestiture from Dominion. Under the stock purchase agreement, Dominion retained all subordinate bonds.

          SCI Services, Inc. goodwill decreased to $0.0 million at December 31, 2001 from $46.1 million at December 31, 2000. SCI Services, Inc. goodwill of $46.1 was impaired due to the terms of the sale of SCI Services, which resulted in the proceeds from the transaction being substantially the same as the adjusted book value of SCI Services, excluding historical goodwill. SCI Services, Inc.'s goodwill was a result of Dominion's acquisition of Saxon in May 1996.

          Servicing related advances increased $70.6 million to $101.4 million at December 31, 2001, from $30.8 million at December 31, 2000. An increase of $61.0 million was due to a change in the method of reporting the advances and recoveries from the securitization on a gross basis and $9.6 million was due to an increase in our servicing portfolio of $766.7 million.

          Warehouse financing increased $195.2 million to $283.4 million at December 31, 2001, from $88.2 million at December 31, 2000. This increase was the result of the timing of our securitizations.

          Limited recourse securitization financing increased to $1.3 billion at December 31, 2001 from $0.0 billion at December 31, 2000. This increase was due to the new structuring of our securitizations as financing in accordance with SFAS 140.

          Amounts due to Dominion Capital decreased to $0.0 million at December 31, 2001, from $99.8 million at December 31, 2000. The decrease was due to Predecessor's divestiture from Dominion on July 6, 2001.

          Notes payable increased to $25.0 million at December 31, 2001 from $0.0 million at December 31, 2000. This increase was due to a note from Dominion related to the divestiture of Saxon.

          Stockholders' equity decreased $91.5 million to $252.0 million at December 31, 2001, from $343.5 million at December 31, 2000. The decrease in stockholders' equity is due primarily to the divestiture and subsequent recapitalization of Saxon Capital, Inc. in connection with the divestiture.

Liquidity and Capital Resources

          As a mortgage lending company, we need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. Currently, our primary cash requirements include the funding of:

  mortgage originations and purchases pending their pooling and securitization, the points and expenses paid in connection with the acquisition of correspondent and wholesale loans, ongoing general and administrative expenses,
  overcollateralization requirements on our ABS securitzations, servicing advances,
  interest expense on our warehouse lines of credit,
  fees, expenses, and tax payments incurred in connection with our securitization program, hedge losses,
  margin requirements on hedging instruments.

          We fund these cash requirements with cash received from:

  borrowings secured by our mortgage loan portfolio and servicing advances, principal and interest collections on our mortgage loan portfolio,\
  cash distributions from our securitizations after July 6, 2001 (in conjunction with our divestiture, Dominion Capital will receive all residual cash flows from prior securitizations, excluding servicing fees),\
  servicing fees and other servicing income,
  points and fees collected from the origination of retail and wholesale loans, and our issuance of equity and debt securities.

Liquidity Strategy

          Our liquidity strategy is to finance our mortgage portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset backed securities provides us a low cost method of financing our mortgage portfolio. In addition, our strategy allows us to reduce our interest rate risk on our fixed rate loans by securitizing them. An integral part of our liquidity strategy is our requirement to have sufficient committed warehouse financing, with a diverse group of counterparties. This provides us with the ability to issue our asset-backed securities at optimal points in time. Our ability to issue asset-backed securities depends on the overall performance of our assets, as well as the strength of the capital markets. We seek to have committed financing facilities that approximate six months of our mortgage production, even though we expect to issue asset-backed securities on a quarterly basis. If it is not possible or economical for us to complete the securitization at optimal points in time, we may exceed our capacity under our warehouse financing. This could require us to sell the accumulated loans at a time when the market value of the loans is low, and potentially to incur a loss in the sale transaction. If we cannot generate sufficient liquidity, we will be unable to continue our operations, grow our loan portfolio, and maintain our hedging policy.

          Another component of our liquidity strategy is to have sufficient working capital to enable us to fund operating cash flow requirements until our mortgage portfolio generates sufficient cash flows to cover our daily operating requirements. As of December 31, 2001, we have approximately $132.4 million of working capital. We anticipate using a substantial portion of this working capital to build our mortgage portfolio so that it generates sufficient cash flows to cover our operating requirements. We cannot be certain as to the amount or timing of the working capital that we will require for us to build our portfolio so that it will generate sufficient cash flows, as this can be impacted by several issues, including a prolonged economic downturn or recession, fluctuations in interest rates, and management's short-term and long-term planning horizons.

          As of December 31, 2001, the United States economy was undergoing a period of slowdown, which some observers view as a recession. This economic condition was worsened by the September 11th terrorist attacks in New York City and Washington, D.C. Although we have not operated during a period of prolonged general economic downturn or a recession, these events have historically resulted in a reduction in mortgage origination activity and an increase in the rate of mortgage defaults. A continued economic downturn or recession would have a significant adverse impact on our operations and our financial condition. For example, a reduction in new mortgages will adversely affect our ability to expand our mortgage portfolio, which is our principal means of increasing our earnings. In addition, because we make a substantial number of loans to credit-impaired borrowers, the actual rates of delinquencies, foreclosures, and losses on these loans could be higher during economic slowdowns. Any sustained period of increased delinquencies, foreclosures, or losses could adversely affect our ability to originate, purchase, and securitize loans.

          During the December 2001 monthly period for which we report to securitization trusts the performance of the related pools of securitization mortgage loans, certain pools of securitized loans, primarily those from our securitizations of 1998 and early 1999, experienced a significant increase in realized losses as compared to losses in prior periods for these pools. We believe that this increase in realized losses resulted primarily from our decision to sell in December 2001, on behalf of the securitization trusts, a number of delinquent loans on a whole-loan basis. This had the effect of accelerating into a single month all of the losses with respect to the related loans that otherwise would have been spread over several future months had the loans been liquidated through foreclosure instead of being sold. We believe that this will have no material effect on our financial results or the execution of our securitizations going forward.

          Our business, financial condition, liquidity, and results of operations may be materially and adversely affected in many ways as a result of interest rate levels and fluctuations. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. The following are some of the interest rate related risks we face:

  Our profitability may be directly affected by the level of, and fluctuations in, interest rates, which affect our ability to earn a spread between interest received on mortgage loans and the cost of our borrowings, which is tied to yields on United States Treasury obligations, swaps, and LIBOR.
  The cost of our borrowing is a function of various benchmark rates plus a spread which represents compensation to the holders of our asset-backed securities. This spread may increase at any time due to concerns that may be specific to our industry or due to more generic credit concerns. An increase in this spread will increase our cost of borrowing.
  A substantial and sustained increase in interest rates could adversely affect our ability to purchase or originate loans, because borrowers will be less likely to obtain, or refinance existing, mortgage loans; and
  Certain classes of securities issued to investors in our securitizations pay a variable rate of interest based on one-month LIBOR. Many of the mortgage loans in those securitizations pay a fixed rate of interest for two, three, or five years after origination before converting to a variable rate of interest and are referred to as hybrid loans. During the period when the hybrid loans pay a fixed rate of interest, we are exposed to the risk that one-month LIBOR may increase to levels that cause the interest rates payable on the issued securities to exceed the fixed-rate payable on the hybrid loans.

          We use various hedging strategies to provide a level of protection against interest rate risks, but no hedging strategy can completely protect us. We cannot guarantee that our hedging transactions will offset the risks of changes in interest rates, and it is possible that there will be periods during which we will incur losses after accounting for our hedging activities. Additionally, the change in the fair market value of our hedges may require immediate payment of cash for margin requirements while the hedged cash flows will not generate cash until the future.

Liquidity Resources

          We need to borrow substantial sums of money each quarter in order to accumulate loans for securitization. We have relied upon several lenders to provide us with credit facilities to fund our loan originations and purchases, as well as fund a portion of our servicing advances. We must be able to securitize loans and obtain adequate credit facilities and other sources of funding to be able to continue to originate and purchase loans. Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms. The availability of these financing sources depends to some extent on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If we are unable to extend or replace any of these facilities, we will have to curtail our loan production activities, which would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

          To accumulate loans for securitization, we borrow money on a short-term basis through secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans that are not securitized, we also use committed facilities to finance the advances required by our servicing contracts. As of December 31, 2001, we had $101.4 million of servicing advances, of which $6.0 million was financed.

          When we acquired SCI Services, we entered into new credit agreements and re-negotiated the terms and conditions of four of our old credit agreements. These agreements require us to comply with various customary operating and financial covenants and cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. We believe that we were in compliance with all such covenants under these agreements as of December 31, 2001. Failure to meet or satisfy any of these covenants, financial ratios, or financial tests could result in an event of default under these agreements. These agreements also contain cross-default provisions, so that if a default occurs under any agreement, the lenders could elect to declare all amounts outstanding under all of our agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings under these agreements. Our ability to meet those financial ratios and satisfy financial tests may be affected by general economic conditions. For example: an overall decline in residential mortgage interest rates may tend to accelerate refinancings of our loans, tending to reduce the value and performance of our residual interests in our securitization trusts; an economic recession or increase in unemployment levels may adversely affect the performance of our loan portfolio; or an overall decline in the value of mortgage loan collateral within the capital markets of the United States may reduce or eliminate the amount of credit available to us through these facilities. We cannot assure you that we will continue to be able to meet those financial ratios and satisfy those financial tests. The material terms and features of our secured credit facilities in place are as follows:

          JPMorgan Chase Bank Warehouse Facility. We have a $140 million, expandable to $150 million, warehouse line of credit led by the JPMorgan Chase Bank. The facility contains a sub-limit for "Wet Collateral" (loans funded by us but for which the collateral custodian has not yet received the related loan documents) that can reach 40% of the facility amount and a sub limit for servicing advances for 20% of the facility amount. The facility expires December 10, 2002. The facility allows us to borrow against (1) the lesser of 98% of the principal balance of the mortgage loans or 95% of the fair market value of the mortgage loans, and (2) generally 90% of the servicing advance receivables pledged to the facility. In all circumstances, we are only able to borrow against the mortgage loan or servicing advance asset provided the asset meets certain credit and documentation characteristics as reviewed by the custodian, Bankers Trust Company.

          Greenwich Capital Warehouse Facility. We have a $350 million committed and secured warehouse facility with Greenwich Capital Financial Products, Inc. The facility provides for both the ability to borrow at the lesser of 97% of fair market value and 100% of the par amount of the mortgage loans 0-59 days delinquent. Mortgage loans 60-180 days delinquent may be financed at lower borrowing percentages. The facility expires on June 27, 2002.

          Wachovia Warehousing Facility. We have a $350 million committed and secured warehouse facility with Wachovia Bank, N.A. that provides us with the ability to borrow against the lesser of 95% of the fair market value or 98% of the par amount of our mortgage loans, including wet loans up to $50 million. The facility expires on June 27, 2002.

          CSFB Warehouse Facility. We have a $250 million committed and secured warehouse facility with Credit Suisse First Boston Mortgage Capital, LLC. The facility provides us with the ability to borrow against mortgage loans, including wet collateral, at the lesser of 97.5% of the fair market value of the mortgage loans and 100% of the par amount of the mortgage loans. The facility expires March 1, 2003.

          CSFB Servicing Advance Facility. We have a $30 million committed and secured facility with Credit Suisse First Boston Mortgage Capital, LLC. The facility provides us with the ability to borrow against a portion of the Company's servicing advances. The facility allows us to borrow from 85% to 90% of the balance of the eligible servicing advances. The facility expires on July 2, 2002.

          Merrill Lynch Warehouse Facility. We have a $250 million committed, secured warehouse facility with Merrill Lynch Mortgage Capital, Inc. which provides us with the ability to borrow against the lesser of 97% of the fair market value or 98% of the principal amount of the pledged mortgage loans. The facility expires on March 21, 2003.

Contractual Obligations and Commercial Commitments

          The following tables summarize our contractual obligations by payment due date and commercial commitments by expiration dates.

Payments Due by Period ($ in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Warehouse financing facility – line of credit	$ 64,980	$ 64,980	$ —	$ —	$ —
Warehouse financing facility - repurchase agreements	218,390	69,890	148,500	—	—
Limited recourse securitization financing(1)	1,329,568	322,811	489,722	247,334	269,701
Note payable	25,000	—	—	25,000	—
Capital lease obligations	81	41	40	—	—
Operating leases	18,083	4,694	6,980	3,992	2,417
Total contractual cash obligations	$1,656,102	$462,416	$645,242	$276,326	$272,118
________________
(1)	Amounts listed are bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

Other Commercial Commitments	Amount of Commitment Expiration Per Period ($ in thousands)
	Total Amount Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years
Warehouse financing facility - line of credit	$ 140,000	$140,000	$ —	$ —	$ —
Warehouse financing facility – repurchase agreements	1,230,000	730,000	500,000	—	—
Total commercial commitments	$1,370,000	$870,000	$500,000	$ —	$ —

Cash Flows

          For the year ended December 31, 2000, we had operating cash flows of $26.1 million, compared to operating cash flows of $12.5 million for the year ended December 31, 1999. For the period July 6, 2001 to December 31, 2001, we had negative operating cash flows of $50.6 million, due primarily to the increase in servicing related advances and net loss for the period. For the period January 1, 2001 to July 5, 2001, we had negative operating cash flows of $583.3 million due to the delay in the timing of our 2001-2 securitization until August 2001. Operating cash flows, as presented in our consolidated statements of cash flows, exclude the net proceeds from or repayments of mortgage warehouse financing.

          Because Dominion Capital retained the residual cash flows associated with all securitizations which occurred prior to our sale, a significant source of our operating cash flows was removed from our balance sheet with our divestiture. Accordingly, our sources of cash from operations will not be sufficient to fund our operating cash flow requirements in the future until we rebuild our mortgage investment portfolio, through our monthly mortgage originations and purchases, to such a point whereby the cash flows from the securitized loans are sufficient to balance our net cash flow requirements, net of warehouse financing proceeds.

          Historically, we have funded our working capital requirements, with an unsecured facility with Dominion Capital. With the 144A Offering we raised $118.6 million of additional working capital to provide the company with a source of working capital until such time that the cash flow requirements, net of warehouse financings, are stabilized. At December 31, 2001 we had $132.4 million of working capital. Working capital is defined as un-restricted cash on hand and borrowing availability under committed lines of credit on assets eligible for borrowing under the facilities and certificated but unissued and unrecorded AAA ABS bonds retained by the Company. We anticipate that we will use a substantial portion of this working capital as we build our mortgage portfolio and balance sheet to a cash flow neutral position. We can not be certain as to the amount or timing of the working capital that we will require for us to reach the point of cash flow neutrality.

Off Balance Sheet Items

          As a fundamental part of our business and financing strategy we securitize our mortgage loans. Prior to July 6, 2001, we sold loans to an unconsolidated special purpose loan securitization trust in exchange for cash proceeds and an interest in the loans securitized. When we sold receivables through specific securitizations of mortgage loans we would retain various interests in the securitizations. Subsequent to July 6, 2001, we continue to securitize our mortgage loans through the use of a special purpose entity; however these entities are included in our consolidated financial statements, and we no longer record retained interests.

          In connection with the approximately $5.6 billion of mortgage loans securitized by us since May 1996 and which are still outstanding, we made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, we may be required to remove loans from a securitization and replace them with cash or substitute loans. While we may have recourse to the sellers of loans we purchased, we cannot assure you that the sellers will be able to honor their respective obligations to us.

Other Matters

Related Party Transactions

          At December 31, 2001 and 2000, the Company had $10.9 million and $7.3 million, respectively, of unpaid principal balances, related to first mortgage loans originated for employees of the Company and certain officers of Dominion Resources. These mortgage loans were underwritten to our underwriting guidelines. When making loans to our employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 basis points from the market rate.

          During 2001, the Company paid $0.4 million to OIC Design, Inc. ("OIC") for marketing and printing materials.  Of this amount, $0.1 million represented design fees and $0.3 million were primarily for printing and postage fees incurred by OIC on behalf of the Company. No amounts were paid during 2000. The owner and principal officer of OIC is the spouse of the Company's Vice President of Capital Markets. Payments made to OIC for services rendered are not in excess of fair market prices for similar services.

Impact of New Accounting Standards

          In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on our financial statements.

          In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets after their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. For the acquisition of SCI Services, we will apply the purchase method of accounting and any related goodwill will not be amortized. Accordingly, we will not amortize the $4.8 million of goodwill recorded from the acquisition of SCI Services.

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

          The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

Effect of Inflation

          Inflation affects us most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation. See " Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk Management."

Summary of Selected Quarterly Results (unaudited)

	SCI Services, Inc. (Predecessor)
	Saxon Capital, Inc.(1) 2001		2001		2000
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	($ in thousands)
Net interest income	$17,787	$ 9,434	$ 2,090	$ 1,367	$(1,999)	$4,953	$ 3,127	$3,488
Provision for loan losses	(6,431)	(6,108)	(2,993)	(4,752)	(3,459)	(620)	(1,404)	(920)
Net interest income after provision for loan losses	11,356	3,326	(903)	(3,385)	(5,458)	4,333	1,723	2,568
Net (loss) income	(1,348)	(6,910)	(37,692)	10,156	5,235	8,213	(62,120)	152
Basic and diluted earnings per common share(2)	$ (.05)	$ (.25)	$ (1.34)	$ .36	$ .19	$ .29	$ (2.21)	$ .01
_______________
(1)	Saxon Capital, Inc. acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital on July 6, 2001.
(2)	Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued were outstanding for all periods presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Credit Risk Management

We seek to reduce credit risk through

  the review of each mortgage loan before origination or purchase to ensure that it meets our underwriting guidelines, use of early intervention, proactive collection, and loss mitigation techniques in the servicing process, maintenance of appropriate capital and reserve levels,
  obtaining representations and warranties, to the extent possible, from our correspondents, and analysis of performance trends of our portfolio and our peers to ensure the underwriting guidelines are consistent with our risk tolerances and rate of return requirements.

          Although we do not set specific geographic diversification requirements, we monitor the geographic dispersion of the property securing mortgage loans and make decisions on a portfolio-by-portfolio basis about adding to specific concentrations.

Interest Rate Risk Management

          The objective of interest rate risk management is to minimize the effects that interest rate fluctuations have on the net present value of our assets, liabilities, and derivative instruments. Interest rate risk is measured using asset/liability net present value sensitivity analyses. Simulation tools serve as the primary means to gauge interest rate exposure. The net present value sensitivity analysis is the means by which our long-term interest rate exposure is evaluated. These analyses provide an understanding of the range of potential impacts on net interest revenue and portfolio equity caused by interest rate movements.

          Interest rate risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument due to fluctuations in interest rates. Interest rate risk is inherent to both derivative and non-derivative financial instruments, and accordingly, the scope of our interest rate risk management extends beyond derivatives to include all interest risk sensitive financial instruments.

          Our profitability may be directly affected by the level of, and fluctuations in, interest rates, which affect our ability to earn a spread between interest received on our loans and the cost of our borrowings, which are tied to yields on various United States Treasury obligations, interest rate swaps, or LIBOR. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect our ability to purchase and originate loans. A significant decline in interest rates could increase the level of loan prepayments, thereby adversely affecting our net interest income. Declining interest rates, which often lead to an increase in the rate of loan prepayment, could also adversely impact our servicing income. In an effort to mitigate the effect of interest rate risk, we have reviewed our various mortgage products and have identified and modified those that have proven historically more susceptible to prepayments. We cannot assure you, however, that such modifications to our product line will effectively mitigate prepayment risk in the future.

          Fluctuating interest rates may affect the net interest income earned by us resulting from the difference between the yield to us on loans held pending securitization and the interest paid by us for funds borrowed under our warehouse facilities, although we undertake to hedge our exposure to this risk by using Eurodollar futures, options on futures, interest rate swaps, and swaptions. We monitor the aggregate cash flow, projected net yield, and market value of our investment portfolio under various interest rate and loss assumptions.

          We use several tools and risk management strategies to monitor and address interest rate risk. Such tools allow us to monitor and evaluate our exposure to these risks and to manage the risk profile of our investment portfolio in response to changes in the market risk. We cannot assure you, however, that we will adequately offset all risks associated with our investment portfolio.

          The measurement of interest rate risk is meaningful only when all related risk items are aggregated and the net positions are identified. Financial instruments that we use to manage interest rate sensitivity include: interest rate swaps, caps and floors; financial futures and forwards; and financial options (called hedges). Historically, we measured the sensitivity of the current fair value of our mortgage loans held prior to securitization, mortgage loan commitments, securitized mortgage loans, and all hedge positions to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained interest rate movements in 50 basis point increments across the yield curve. We estimated the fair value of our collateral assuming there would be no changes in interest rates from those at period end. Once we established the base case, we projected cash flows for each of the defined interest rate scenarios. Those projections were then compared with the base case to determine the estimated change to the fair value of our collateral and hedges. The table below illustrates the simulation analysis of the impact of a 50, 100, and 200 basis point parallel shift in the yield curve upward or downward in interest rates on the fair value of our collateral and hedges at December 31, 2001.

Interest rate simulation sensitivity analysis

          Changes in fair value that are stated below are derived based upon immediate and parallel shifts in the yield curve. The base yield curve used in this analysis is the forward curve posted upon the close of business December 31, 2001:

	Increase			Decrease
	+50 Bp	+100 Bp	+200 Bp	-50 Bp	-100 Bp	-200 Bp
Change in fair value of fixed rate mortgage loans held prior to securitization	$(3,225,109)	$(6,450,218)	$(12,900,436)	$3,225,109	$6,450,218	$12,900,436
Change in fair value of hedges related to fixed rate mortgage loans held prior to securitization	800,000	1,600,000	3,200,000	(800,000)	(1,600,000)	(3,200,000)
Change in fair value of securitized mortgage loans	(14,053,100)	(28,106,200)	(56,212,400)	14,053,100	28,106,200	56,212,400
Change in fair value of hedges related to securitized mortgage loans	6,640,624	13,860,624	25,285,624	(5,060,828)	(10,625,966)	(20,983,299)
Net change	$(9,837,585)	$(19,095,794)	$(40,627,212)	$11,417,381	$22,330,452	$44,929,537

         The simulation analysis reflects our efforts to balance the repricing characteristics of our interest-earning assets and supporting funds.

Managing Interest Rate Risk With Derivative Instruments

         We do not intend to implement any new derivative activity that, when aggregated into our total interest rate exposure, would cause us to exceed our established interest rate risk limits. We will use financial futures, forwards, and options contracts provided that:

  the transactions occur in a market with a size that reasonably ensures sufficient liquidity;
  the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with credit-appointed counterparty; and
  the types of contracts have been authorized for use by our hedge committee.

         These instruments provide us flexibility in adjusting our interest rate risk position without exposure to principal risk and funding requirements. By using derivative instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower funding requirement and a higher return on assets and net interest margin, but with a comparable level of net interest revenue and return on equity. Use of derivative instruments for speculative purposes is not permitted.

Item 8. Financial Statements and Supplementary Data

         The consolidated financial statements of the Company and the related notes, together with the Independent Auditors' Report thereon are set forth on pages F-1 through F-35 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure

         None.

PART III

Item 10. Directors and Executive Officers of the Registrant

         The names and ages of the executive officers of the Company and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3). The information required by this item regarding the Company's directors will be included in the Company's definitive proxy statement relating to the registrants, 2002 Annual Meeting of Stockholders to be held May 16, 2002, to be filed with the Commission within 120 days of December 31, 2001, under the caption "Board of Directors and Committees of the Board" and "Section 16(a) Beneficial Ownership Compliance" and is incorporated herein by this reference as if set forth in full herein.

         The information required by this item regarding the Company's directors will be included in the Company's Proxy Statement with respect to its 2002 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2001, under the caption "Board of Directors and Committees of the Board" and is incorporated herein by this reference as if set forth in full herein.

Item 11. Executive Compensation

         The information called for by this item is incorporated by reference to "Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Board Report on Compensation Committee Executive Compensation" in the definitive proxy statement, relating to the registrant's 2002 Annual Meeting of Stockholders to be held May 16, 2002, to be filed within 120 days of December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information called for by this item is incorporated by reference to "Security Ownership of Principal Stockholders and Management" in the registrant's definitive proxy statement, relating to its 2002 Annual Meeting of Stockholders to be held May 16, 2002, to be filed within 120 days of December 31, 2001.

Item 13. Certain Relationships and Related Transactions

         The information called for by this item is incorporated by reference to "Certain Relationships and Related Transactions" in the registrant's definitive proxy statement relating to its Annual Meeting of Stockholders to be held May 16, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)          The following documents are filed as part of this report:

  Consolidated Financial Statements—See "Index to Consolidated Financial Statements"
  Exhibits—See "Exhibit Index"

            (b)          The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Richmond, Commonwealth of Virginia, on March 28, 2002.

SAXON CAPITAL, INC.

By: /s/ MICHAEL L. SAWYER Name: Michael L. Sawyer Title: Chief Executive Officer

         Each person whose signature appears below hereby authorizes Michael L. Sawyer and Robert G. Partlow or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below and to file all amendments and/or supplements to the Annual Report on Form 10-K.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in which to Sign	Date

/s/ Edward G. Harshfield Edward G. Harshfield	Chairman of the Board of Directors	March 28, 2002

/s/ Richard A. Kraemer Richard A. Kraemer	Vice Chairman of the Board of Directors	March 28, 2002

/s/ Michael L. Sawyer Michael L. Sawyer	Chief Executive Officer and Director (principal executive officer)	March 28, 2002

/s/ Robert G. Partlow Robert G. Partlow	Chief Financial Officer and Director (principal financial officer)	March 28, 2002

/s/ Dennis G. Stowe Dennis G. Stowe	President and Director	March 28, 2002

/s/ David D. Wesselink David D. Wesselink	Director	March 28, 2002

/s/ Thomas J. Wageman Thomas J. Wageman	Director	March 28, 2002

/s/ Robert B. Eastep Robert B. Eastep	Chief Accounting Officer (principal accounting officer)	March 28, 2002

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors' Report	F-1

Consolidated Balance Sheets as of December 31, 2001 (Saxon Capital, Inc.) and December 31, 2000 (SCI Services, Inc.)	F-2

Consolidated Statements of Operations for the period July 6, 2001 to December 31,
      2001 (Saxon Capital, Inc.), for the period January 1, 2001 to July 5, 2001 (SCI
Services, Inc.), and for the years ended December 31, 2000 and 1999 (SCI Services, Inc.)	F-3

Consolidated Statements of Stockholders' Equity for the period July 6, 2001 to
      December 31, 2001 (Saxon Capital, Inc.), for the period January 1, 2001 to
      July 5, 2001 (SCI Services, Inc.), and for the years ended December 31, 2000 and
1999 (SCI Services, Inc.)	F-4

Consolidated Statements of Cash Flows for the period July 6, 2001 to December 31,
      2001 (Saxon Capital, Inc.), for the period January 1, 2001 to July 5, 2001 (SCI
      Services, Inc.), and for the years ended December 31, 2000 and 1999
(SCI Services, Inc.)	F-5
Notes to Consolidated Financial Statements	F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Saxon Capital, Inc.
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of SCI Services, Inc. and subsidiaries ("Predecessor") as of December 31, 2000 and of Saxon Capital, Inc. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 2000 (Predecessor), the period ended July 5, 2001 (Predecessor), and the period from July 6, 2001 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Predecessor and its subsidiaries as of December 31, 2000 and of the Successor and its subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 1999 and 2000 (Predecessor), the period ended July 5, 2001 (Predecessor), and the period from July 6, 2001 through December 31, 2001 (Successor), in conformity with accounting principles generally accepted in the United States of America.

Richmond, Virginia
January 28, 2002

Consolidated Balance Sheets
(Dollars in thousands, except for share data)

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	December 31, 2001	December 31, 2000
Assets:
Cash	$ 5,629	$ 435
Accrued interest receivable	1,958	443
Income tax receivable	—	4,759

Mortgage loan portfolio:
Mortgage loans held prior to securitization	369,206	108,821
Securitized loans	1,371,816	—
Gross mortgage loan portfolio	1,741,022	108,821
Loan loss reserve	(21,327)	(3,607)
Net mortgage loan portfolio	1,719,695	105,214

Interest-only residual assets and subordinate bonds	—	312,012
Servicing related advances	101,378	30,847
Mortgage servicing rights, net	33,847	47,834
SCI Services, Inc. goodwill, net	—	46,095
Deferred tax asset	11,772	—
Other assets	25,070	24,769
Total assets	$1,899,349	$572,408

Liabilities and stockholders' equity:
Liabilities:
Accrued interest payable	$ 289	$ 1,324
Warehouse financing	283,370	88,225
Limited recourse securitization financing	1,329,568	—
Note payable	25,000	—
Due to Dominion Capital	—	99,847
Deferred tax liability	—	31,539
Other liabilities	9,124	7,936
Total liabilities	1,647,351	228,871
Commitments and contingencies	—	—
Stockholders' equity:
Common stock, no par value, stated value $1 per share and 100 shares, authorized, issued and outstanding (SCI Services, Inc.)	—	—
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 28,050,100 shares issued and outstanding (Saxon Capital, Inc.)	281	—
Additional paid-in capital	258,004	294,113
(Accumulated deficit) retained earnings	(6,287)	49,424
Total stockholders' equity	251,998	343,537
Total liabilities and stockholders' equity	$1,899,349	$572,408

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Operations
(Dollars in thousands, except for share data)

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)

	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999
Revenues:
Interest income	$ 50,328	$ 15,331	$ 34,444	$ 45,818
Interest expense	(23,457)	(11,524)	(24,875)	(21,342)
Net interest income	26,871	3,807	9,569	24,476
Provision for loan losses	(11,861)	(8,423)	(6,403)	(9,107)
Net interest income after provision for loan losses	15,010	(4,616)	3,166	15,369
Gain on sale of loans	—	32,892	79,234	98,369
Servicing income, net of amortization	11,681	16,550	24,885	15,984
Total net revenues	26,691	44,826	107,285	129,722
Expenses:
Payroll and related expenses	19,531	25,220	32,445	29,871
General and administrative expenses	15,662	16,684	27,681	27,264
Depreciation and amortization	503	3,736	7,308	7,255
Impairment of residual assets, net	—	7,301	108,445	8,308
Impairment of SCI Services, Inc. goodwill	—	44,963	—	—
Other expense (income)	1,239	(1,962)	4,010	(852)
Total expenses	36,935	95,942	179,889	71,846
(Loss) income before taxes	(10,244)	(51,116)	(72,604)	57,876
Income tax (benefit) expense	(3,957)	(21,609)	(24,084)	21,228
Net (loss) income	$ (6,287)	$ (29,507)	$ (48,520)	$ 36,648
Earnings per common share:(1)
Average common shares	28,050,100	28,050,100	28,050,100	28,050,100
Basic and diluted earnings per common share	$ (.22)	$ (1.05)	$ (1.73)	$ 1.31
________________
(1)	Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued were outstanding for all periods presented.

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Stockholders' Equity
(Dollars in thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
SCI Services, Inc. (Predecessor)
Balance at December 31, 1998	$—	$ 227,613	$18	$61,296	$288,927
1999 Capital infusions from Dominion Capital	—	26,500	—	—	26,500
Unrealized loss on mortgage securities, net of tax of ($2,439)	—	—	(6,418)	—	(6,418)
Net income	—	—	—	36,648	36,648
Balance at December 31, 1999	—	254,113	(6,400)	97,944	345,657
2000 Capital infusions from Dominion Capital	—	40,000	—	—	40,000
Unrealized gain on mortgage securities, net of tax of $2,496	—	—	6,400	—	6,400
Net loss	—	—	—	(48,520)	(48,520)
Balance at December 31, 2000	—	294,113	—	49,424	343,537
Net loss	—	—	—	(29,507)	(29,507)
Disposition of SCI Services, Inc. on July 5, 2001.	—	(294,113)	—	(19,917)	(314,030)
Balance at July 5, 2001	—	—	—	—	—

Saxon Capital, Inc.
Balance at July 6, 2001	—	—	—	—	—
Common stock issued in purchase acquisition	281	260,619	—	—	260,900
Costs associated with issuance of common stock	—	(2,615)	—	—	(2,615)
Net loss	—	—	—	(6,287)	(6,287)
Balance at December 31, 2001	$281	$ 258,004	$ —	($6,287)	$251,998

The accompanying notes are an integral part of these financial statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999
Operating Activities:
Net (loss) income from operations	$ (6,287)	$ (29,507)	$ (48,520)	$ 36,648
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,602	16,117	29,640	26,805
Deferred income tax (benefit) expense	(11,772)	(20,492)	(24,576)	8,938
Permanent impairment on assets	—	51,987	—	—
Purchase and origination of mortgage loans, including premiums	—	(1,224,885)	(2,103,228)	(2,711,126)
Proceeds from sale of mortgage loans	—	661,456	2,098,659	2,679,556
Principal collections and liquidations on mortgage loans	—	4,959	15,057	38,862
Interest-only residual assets retained from securitizations	—	(32,365)	(107,824)	(161,395)
Cash received from residuals	—	25,542	51,461	78,463
Subordinate bonds retained from securitizations	—	—	—	(12,683)
Subordinate bonds sold	—	—	14,770	28,300
Fair value adjustments on interest-only residual assets	—	—	100,697	22,955
Payments received on subordinate bonds	—	462	—	—
Provision for loan losses	11,861	8,423	6,403	9,107
Provision for advanced interest losses	3,400	—	—	—
Increase in fair value of mortgage loans and related derivative instruments	(17,100)	—	—	—
Increase in servicing related advances	(23,806)	(49,398)	(4,222)	(13,000)
Increase in accrued interest receivable on securitized loans	(10,823)	—	—	—
Increase in accrued interest payable on limited recourse securitization debt	2,908	—	—	—
Net change in other assets and other liabilities	(6,556)	4,447	(2,181)	(18,952)
Net cash provided by (used in) operating activities	(50,573)	(583,254)	26,136	12,478
Investing Activities:
Origination of mortgage loans	(1,151,498)	—	—	—
Principal payments on securitized loans	39,948	—	—	—
Proceeds from the sale of mortgage loans	69,580	—	—	—
Acquisition of Predecessor	(170,325)	—	—	—
Capitalization of mortgage servicing rights	(797)	(8,229)	(18,575)	(16,040)
Net capital expenditures	(1,518)	(4,064)	(3,285)	(4,331)
Net cash used in investing activities	(1,214,610)	(12,293)	(21,860)	(20,371)
Financing Activities:
Limited recourse debt:
Proceeds from issuance of limited recourse debt	1,374,983	—	—	—
Principal payments on limited recourse debt	(45,404)	—	—	—
Repayment of (proceeds from) warehouse financing, net	(347,666)	552,311	(12,740)	(26,658)
Proceeds received from issuance of stock	260,900	—	—	—
Proceeds received from note payable	25,000	—	—	—
Repayment of Dynex Capital, Inc. note	—	(9,500)	(9,500)	—
Contributions from Dominion Capital	—	55,300	17,983	34,254
Net cash provided by (used in) financing activities	1,267,813	598,111	(4,257)	7,596
Net (decrease) increase in cash	2,630	2,564	19	(297)
Cash at beginning of period	2,999	435	416	713
Cash at end of period	$ 5,629	$ 2,999	$ 435	$ 416
Supplemental Cash Flow Information:
Cash paid for interest	$ 24,456	$ 11,420	$ 25,478	$ 21,162
Cash paid (refunds received) for taxes	5,762	(2,475)	(6,818)	7,153
Non-Cash Financing Activities:
Conversion of intercompany borrowings from parent to capital	$ —	$ —	$ 40,000	$ 26,500
Securitization of mortgage loans	$1,394,971	$ —	$ —	$ —

The accompanying notes are an integral part of these financial statements.

Notes to Consolidated Financial Statements

(1)      Organization and Summary of Significant Accounting Policies

(a)     The Company and Principles of Consolidation

          Saxon Capital, Inc. (the "Company") was formed April 23, 2001. The Company acquired all of the issued and outstanding capital stock of SCI Services, Inc. ("Predecessor") from Dominion Capital, Inc. ("Dominion Capital") on July 6, 2001. The Company had no activities between April 23, 2001 and the acquisition of SCI Services, Inc. In connection with the acquisition of Saxon Capital, Inc., the Company sold 28.1 million shares in a private placement offering. See Note 21 for further discussion.

          The acquisition of SCI Services, Inc. was recorded as a purchase. As such, the consolidated financial statements include the results of operations for the Company from July 6, 2001 to December 31, 2001 and for SCI Services, Inc. from January 1, 2001 to July 5, 2001.

          The Company, through its wholly-owned subsidiaries Saxon Mortgage, Inc. ("Saxon Mortgage") and America's MoneyLine, Inc. ("America's MoneyLine") is licensed to originate loans or is exempt from licensing requirements, in 49 states. Its activities consist primarily of originating and purchasing single-family residential mortgage loans and home equity loans through three production channels—brokers, correspondents, and direct consumers. In addition, the Company, through its wholly-owned subsidiary Meritech Mortgage Services, Inc. ("Meritech"), services and sub-services single-family mortgage loans throughout the country that primarily have been purchased or originated by the Company. The Company, headquartered in Richmond, Virginia, has operation centers in Fort Worth, Texas and Foothill Ranch, California and 17 branch offices located throughout the country at December 31, 2001. The focus of the Company is on originating, purchasing and securitizing loans to homebuyers who generally do not meet the underwriting guidelines of one of the government-sponsored agencies such as Freddie Mac, Fannie Mae, and Ginnie Mae. Loans originated or purchased by the Company are extended on the basis of equity in the borrower's property and the creditworthiness of the borrower. The Company accumulates such loans in its warehouse until a sufficient volume has been reached to securitize into an asset-backed security.

          The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

(b)     Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c)     Mortgage Loans Held Prior to Securitization

          Mortgage loans held prior to securitization are held for sale and consist of mortgage loans secured by single-family residential properties. Loan origination fees and certain direct loan origination costs, as well as any premiums or discounts from acquiring mortgage loans are deferred as an adjustment to the cost basis of the loans. These fees and costs are amortized over the life of the loan on a level yield. Mortgage loans held for sale are carried at the lower of cost or fair value in the aggregate.

          The Company records the principal balance of the loans on a scheduled basis as compared to the loans actual balance. Accordingly, principal or interest that is delinquent is included as a component of Servicing Advances on the consolidated balance sheet. The amount of advanced interest is evaluated as a component of the allowance for loan loss valuation.

          Provision for Loan Loss. The Company periodically evaluates the need for or the adequacy of reserves for credit losses on its loans. Any loan not eligible for securitization is reserved for separately. In addition, the Company reviews the overall delinquency of the loans and determines the need for additional reserves. Reserve amounts are charged as a current period expense to operations. Provision for loan losses on mortgage loans is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal, interest and fees in the existing portfolio of mortgage loans and for uncollected and advanced interest. The Company defines a loan as impaired at the time the loan becomes contractually delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status and applying our historical loss experience. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of our control and due to the granularity on the portfolio and migration into various credit risks, such as mortgagee payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. Carrying values are written down to net realizable value when the loan is foreclosed or deemed uncollectible.

          Nonaccrual Loans. Nonaccrual loans are loans on which accrual of interest has been suspended. Interest income is suspended on all mortgage loans when principal or interest payments are more than three months contractually past due. Accrual of income on nonaccrual mortgage loans is resumed if the receivable becomes less than three months contractually past due.

(d)     Securitization and Sale of Mortgage Loans

          The Predecessor structured its securitizations as a sale of the loans, with a corresponding one-time recognition of gain or loss. As a result of this accounting treatment, the mortgage loans were removed from our balance sheet except for certain residual interests we retained in our securitizations (see footnote 4).

          After July 6, 2001, the Company structures securitizations as financing transactions because these securitizations do not meet the qualifying special purpose entity criteria because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by the Company. Also, the Company, as servicer, subject to applicable contractual provisions, has sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization in accordance with provisions in SFAS 140, the mortgage loans remain on the balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. The Company now records interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization.

(e)     Interest Income

          The Company earns interest income on mortgage loans held prior to securitization and securitized loans as contractually due on the mortgage loan. The Company does not accrue more than three months of interest on mortgage loans at any given point of time.

(f)     Interest-only Residual Assets and Subordinate Bond Investments

          Residual assets at December 31, 2000 consist of subordinate bonds and interest-only ("I/O") strips retained at securitization of the mortgage loans. As a result of Dominion Capital's intent to sell the company during the second quarter of 2000, these instruments were reclassified as trading investments. As part of the divestiture from Dominion, the I/Os were retained by Dominion Capital and are not recorded on Saxon Capital, Inc.'s balance sheet as of December 31, 2001.

          The amount initially allocated to the I/Os at the date of a securitization reflected the allocated original basis of the relative fair values of those interests. The amount recorded for the I/Os was reduced for distributions on I/Os, which the Company received from the related trust, and was adjusted for changes in the fair value of the I/Os, which were reflected in the consolidated statements of operations. Because there is not a highly liquid market for these assets, the Company estimated the fair value of the I/Os primarily based upon discount, prepayment and default (frequency and severity) rates the Company estimated that another market participant would use to purchase the I/Os. The estimated market assumptions were applied based upon the underlying loan portfolio grouped by loan types, terms, credit quality, interest rates, geographic location, and value of loan collateral, which are the predominant characteristics that affect prepayment and default rates.

          In recording and accounting for I/Os, the Company made assumptions, which were believed to reasonably reflected economic and other relevant conditions that affect fair value, which were then in effect, about rates of prepayments, and defaults and the value of collateral. Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of the collateral generally differed from the initial estimates, and these differences were sometimes material. If actual prepayment and default rates were higher than previously assumed, the value of the I/Os would be impaired and the declines in fair value were recorded in the consolidated statements of operations for the period January 1, 2001 to July 5, 2001 and for the year ended December 31, 2000. For the year ending December 31, 1999 declines in fair value were recorded in other comprehensive income. Conversely, if actual prepayment and default rates were lower than previously assumed, the value of the I/Os would be higher and the increases in fair value were recorded in the consolidated statements of operations.

          The Bond and Certificate holders and their securitization trusts have no recourse to the Company for failure of mortgage loan borrowers to pay when due. The Company's residuals were subordinate to the Bonds and Certificates until the Bond and Certificate holders are fully paid.

(g)     Mortgage Servicing Rights

          The Company recognizes as a separate asset the rights to service mortgage loans for others once such rights are contractually separated from the underlying loans. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income and are recorded at the lower of amortized cost or fair value on the consolidated balance sheets. Mortgage servicing rights are assessed periodically to determine if there has been any impairment to the recorded balance, based on fair value at the date of the assessment and by stratifying the mortgage servicing rights based on underlying loan characteristics, including the year of capitalization.

(h)     Servicing Revenue Recognition

          Mortgage loans serviced require regular monthly payments from borrowers. Income on loan servicing is generally recorded as payments are collected and is based on a percentage of the principal balance of loans serviced. Loan servicing expenses are charged to operations when incurred.

(i)     Federal Income Taxes

          The Company accounts for certain income and expense items differently for income tax purposes than for financial reporting purposes. Deferred taxes represent temporary differences between GAAP and tax basis of assets and liabilities. Saxon Capital, Inc. and its subsidiaries file consolidated federal income tax returns. Before July 6, 2001, the Company's results of operations were included in the consolidated Federal income tax return of Dominion Resources.

          The Company measures and records deferred tax assets and liabilities for all temporary differences. Temporary differences occur when events and transactions recognized for financial reporting result in taxable or tax deductible amounts in future periods.

(j)     Derivative Financial Instruments

          The Company may use a variety of financial instruments to hedge the exposure to changes in interest rates. The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures ("Interest Rate Agreements") to manage the sensitivity to changes in market interest rates. The Interest Rate Agreements used have an active secondary market, and none are obtained for a speculative nature; for instance, trading. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, at trade date, these instruments and their hedging relationship are identified, designated and documented.

          For Interest Rate Agreements designated as hedge instruments, the Company evaluates the effectiveness of these hedges periodically against the financial asset being hedged to ensure there remains adequate correlation in the hedge relationship. Since the Company's concern with interest rates is the potential change in fair market value of the loans, the Company is treating these as fair market value hedges per SFAS 133. Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and financial asset are recognized in the consolidated statement of operations in the period in which the changes occur. The net amount recorded in the consolidated statement of operations is referred to as hedge ineffectiveness.

(k)     Furniture, Fixtures and Equipment

          Furniture, fixtures and equipment are stated at cost. Depreciation is computed using the straight-line method over a period of three to five years. Additions to equipment, leasehold improvements, and major replacements or improvements are capitalized at cost. Maintenance, repairs and minor replacements are expensed when incurred.

          Capital leases are classified as furniture, fixtures and equipment in the accompanying consolidated balance sheet. The amounts representing capital lease obligations are amortized using the interest method to allocate payments between principal reduction and interest expense. The initial carrying amounts represent the present value of the future rental payments discounted at the lower of the incremental borrowing rate of the lessee or the interest rate implicit in the lease.

(l)     Goodwill

          Goodwill is the excess of the cost of net identifiable assets acquired in business combinations over their fair value. SCI Services, Inc. goodwill was amortized on a straight-line basis over 40 years and was evaluated for impairment at least annually. See Note 17 for a discussion of SCI Services, Inc. goodwill impairment.

          The acquisition of Saxon Capital, Inc. resulted in goodwill ("new goodwill") of $4.8 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which was issued in June 2001, new goodwill, which is included in other assets, will be not be amortized but will be evaluated periodically for impairment.

(m)     Reclassification

          Certain amounts for 2000 and 1999 have been reclassified to conform to the presentation for 2001.

(n)     Recently Issued Accounting Standards

          In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets after their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Accordingly, the Company will not amortize the $4.8 million of goodwill recorded from the acquisition of the Predecessor.

          In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management has not yet determined the impact, if any, of adoption of SFAS No. 143.

          In August 2001, FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

          The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

(2)     Net Loss Per Share

          Net loss per common share is presented for the period July 6, 2001 to December 31, 2001 on both a basic and diluted net loss per common share basis. Diluted net loss per common share assumes the conversion of stock options and warrants, using the treasury stock method, but only if these items are dilutive. For the period July 6, 2001 to December 31, 2001, 3.2 million stock options and 1.2 million warrants are excluded from the calculation of diluted earnings per share because their effect is anti-dilutive. Thus, basic and diluted net loss and weighted average shares are the same.

(3)     Mortgage Loans Held Prior to Securitization

          The Company purchases and originates fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years. These loans are secured by single-family residential, condominium and one-to-four unit properties, and are being recorded at the lower of cost or estimated fair value, adjusted for any hedge activity. Certain of these mortgages are pledged as collateral for a portion of the warehouse financing and other borrowings.

          Approximately 24% and 16% of the property securing our mortgage loan portfolio is located in the state of California at December 31, 2001 and 2000, respectively. No other state comprised more than 8% of our mortgage loan portfolio at December 31, 2001 and 2000.

          Mortgage loans held prior to securitization as of December 31, 2001 and 2000 were as follows:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	December 31, 2001	December 31, 2000
	($ in thousands)
Mortgage loan principal balance, including hedge basis adjustments	$366,658	$105,160
Unamortized basis adjustments, net(1)	2,548	3,661
Ending balance	369,206	108,821
Reserve for losses	(2,209)	(3,607)
Mortgage loan held prior to securitization, net	$366,997	$105,214
________________
(1)	Included in the unamortized basis adjustments are premiums, discounts, and net deferred origination costs.

          During December 2001 and 1999, the Company sold $5.1 and $20.7 million in delinquent loans resulting in a loss of $1.1 and $5.3 million, respectively. There were no delinquent loan sales in 2000.

(4)     Securitized Loans

          During the period July 6, 2001 to December 31, 2001, the Company securitized $1.4 billion in principal balances of mortgage loans. The components of securitized loans at December 31, 2001 are as follows:

Saxon Capital, Inc.
December 31, 2001
($ in thousands)
Mortgage loan principal balances	$1,317,959
Unamortized basis adjustments, net	43,034
Accrued interest receivable(1)	10,823
Ending balance	1,371,816
Reserve for losses	(19,118)
$1,352,698
_________________
(1)	Included in securitized loans since amount is pledged to the related securitization trust.

(5)     Loan Loss Reserve

          The Company is exposed to risk of loss from its mortgage loan portfolio and establishes this reserve taking into account a variety of criteria including the contractual delinquency status and historical loss experience. The adequacy of this reserve is evaluated monthly and adjusted as needed based on this review.

          Activity related to the loan loss reserve for the mortgage loan portfolio for the periods July 6, 2001 to December, 31, 2001 and January 1, 2001 to July 5, 2001 and the years ended December 31, 2000 and 1999 is as follows:

	Saxon Capital, Inc.			SCI Services, Inc. (Predecessor)
	For the Period July 6, 2001 to December 31, 2001			For the Period January 1, 2001 to July 5, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
	($ in thousands)
	Loan Loss Reserve	Reserve for Advanced Interest	Total	Loan Loss Reserve	Loan Loss Reserve	Loan Loss Reserve
Beginning balance	$ 3,978	—	$ 3,978	$ 3,607	$ 1,035	$ 4,511
Acquisition related allowances	3,072	—	3,072	—	—	—
Provision for loan losses	11,861	3,400	15,261	8,423	6,403	9,107
Charge offs	(984)	—	(984)	(8,052)	(3,831)	(12,583)
	$17,927	$3,400	$21,327	$ 3,978	$ 3,607	$ 1,035

          There were no charge-offs related to securitized loans during the period July 6, 2001 to December 31, 2001. Provision for losses on advanced interest is included as a component of interest income in the consolidated statements of operations.

(6)     Mortgage Servicing Rights

          Mortgage servicing rights represent the carrying value of the Company's servicing portfolio. The following table summarizes activity in mortgage servicing rights for the period July 6, 2001 to December 31, 2001, the period January 1, 2001 to July 5, 2001, and the years ended December 31, 2000 and 1999:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
	($ in thousands)
Balance, beginning of period	$41,616	$47,834	$40,416	$36,337
Retained from securitizations	¾	5,439	18,575	16,040
Purchased	797	2,790	—	—
Amortization	(8,566)	(14,447)	(11,157)	(11,961)
Balance, end of period	$33,847	$41,616	$47,834	$40,416

          Prior to July 6, 2001, MSRs were recorded on the balance sheet at the time of securitization; however, subsequent to July 6, 2001 in accordance with SFAS 140, no MSRs are recorded at the time of securitization. Key economic assumptions used in measuring the mortgage servicing rights at the date of securitization resulting from securitizations completed during 2001 and 2000 were as follows (rate* per annum):

	2001	2000
Prepayments speed	22 CPR – 65 CPR(1)	24 CPR – 57 CPR(3)
Weighted average life—loans (in years)	3.28	3.63
Expected credit losses	3.22%	2.26%
Residual cash flow discounted at	15.00%	14.04%(2)
___________
*	Weighted-average rates for securitizations entered into during the period for securitizations of loans with similar characteristics.
(1)	Fixed rate loans ramp up to 25 CPR ("Constant Prepayment Rate") over 16 months and thereafter.
Adjustable rate loans ramp up to 65 CPR over 16 months; ramping down to 40 CPR over 12 months and thereafter.
Second liens ramp up to 35 CPR over 16 months; ramping down to 22 CPR over 26 months and thereafter.
Two-year hybrid loans ramp up to 32 CPR over 14 months; ramping up to 65 CPR in month 25; ramping down to 31 CPR over 7 months and thereafter. Three-year hybrid loans ramp up to 32 CPR over 14 months; ramping up to 60 CPR in month 37; ramping down to 31 CPR over 7 months and thereafter.
(2)	Discount rate used for 2000-1, 2000-2, 2000-3 and 2000-4 was 12%, 12%, 17% and 15%, respectively.
(3)	Fixed rate loans ramp up to 24 CPR over 13 months and thereafter.
Adjustable rate loans ramp up to 40 CPR over 13 months; ramping down to 24 CPR over 32 months and thereafter.
Two-year hybrid loans ramp up to 29 CPR over 13 months; ramping up to 57 CPR in month 21; ramping down to 29 CPR over 18 months and thereafter. Three-year hybrid loans ramp up to 29 CPR over 13 months; ramping up to 57 CPR in month 34; ramping down to 29 CPR over 18 months and thereafter.

          At December 31, 2001 and 2000, the fair value and weighted average life in years of the mortgage servicing rights were as follows:

	2001(1)		2000(1)
	Fair Value	Weighted- average life of collateral	Fair Value	Weighted- average life of collateral
	($ in millions)
1996 Deals	$0.4	2.47	$0.7	3.78
1997 Deals	1.2	2.35	2.7	3.59
1998 Deals	4.4	2.71	8.6	3.91
1999 Deals	9.5	2.67	15.6	3.63
2000 Deals	13.4	2.69	19.0	3.52
2001 Deals	3.7	2.83	—	—
Total	$32.6		$46.6
______________
(1)	Excludes purchased mortgage servicing rights.

          The table below indicates the key economic assumptions and the sensitivity to immediate 20%, 25% and 50% adverse prepayment speeds used to value mortgage servicing rights as of December 31, 2001:

	Mortgage Servicing Rights
	Current Assumptions	20% Adverse Effect	25% Adverse Effect	50% Adverse Effect
	($ in millions)
1996 Deals	(1)	($0.1)	($0.1)	($0.1)
1997 Deals	(1)	(0.3)	(0.3)	(0.6)
1998 Deals	(1)	(0.9)	(1.1)	(1.8)
1999 Deals	(1)	(2.1)	(2.6)	(4.0)
2000 Deals	(1)	(3.2)	(3.6)	(5.3)
2001 Deals		(0.9)	(1.0)	(1.6)
Total		($7.5)	($8.7)	($13.4)
___________________
(1)	Fixed rate loans ramp up to 25 CPR over 16 months and thereafter.
Adjustable rate loans ramp up to 65 CPR over 16 months; ramping down to 40 CPR over 12 months and thereafter.
Second liens ramp up to 35 CPR over 16 months; ramping down to 22 CPR over 26 months and thereafter.
Two-year hybrid loans ramp up to 32 CPR over 14 months; ramping up to 65 CPR in month 25; ramping down to 31 CPR over 7 months and thereafter. Three-year hybrid loans ramp up to 32 CPR over 14 months; ramping up to 60 CPR in month 37; ramping down to 31 CPR over 7 months and thereafter.

          The table below indicates the immediate sensitivity on the current fair value of mortgage servicing rights using a 20%, 22% and 24% discount rate as of December 31, 2001:

	Mortgage Servicing Rights
	Current Assumptions	20% Discount Rate	22% Discount Rate	24% Discount Rate
	($ in thousands)
1996 Deals	15%	($0.0)	($0.0)	($0.1)
1997 Deals	15%	(0.2)	(0.2)	(0.3)
1998 Deals	15%	(0.6)	(0.8)	(1.0)
1999 Deals	15%	(1.3)	(1.7)	(2.1)
2000 Deals	15%	(1.7)	(2.3)	(2.9)
2001 Deals	15%	(0.6)	(0.8)	(0.9)
Total	15%	($4.4)	($5.8)	($7.3)

          Mortgage servicing rights are not impacted by sensitivities to credit losses or to interest rates.

          These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a constant percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

(7)     Loan Servicing Portfolio

          As of December 31, 2001 and 2000, the Company serviced a portfolio consisting of loans in all 50 states. The Company services mortgage loans for private investors, Dynex Capital, Inc., Ginnie Mae, Fannie Mae, Freddie Mac, various government entities and other investors in addition to the loans in the Company's portfolio. The loan servicing portfolios as of December 31, 2001 and 2000 are summarized below:

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)
	December 31, 2001		December 31, 2000
	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	($ in thousands)
Private Investors.	44,408	$4,065,199	55,325	$5,261,564
Saxon Capital, Inc.	13,179	1,537,309	—	—
Credit Suisse First Boston	3,350	432,720	—	—
Dynex Capital, Inc	1,413	154,297	2,001	231,350
Greenwich Capital, Inc	1,246	88,600	—	—
Fannie Mae, Freddie Mac, and Ginnie Mae	1,668	49,525	2,002	61,623
Various government entities and other investors	690	27,654	848	34,061
Total	65,954	$6,355,304	60,176	$5,588,598

(8)     Servicing Related Advances

          Certain investors of the Company require payments to be made based on scheduled remittances as opposed to actual payments received from the borrower. To the extent there are delinquencies, the Company may be required to make advances for principal and interest due to the investors. In addition, the Company may also be required to make similar advances related to escrow collections. During 2001, the Company changed the method of recording the advances and recoveries from the securitizations from a net basis to a gross basis.

          In the case of loans in foreclosure, the Company may be required to make certain expenditures or to advance funds. These expenditures and advances are established as a receivable and are collected once the mortgage has been liquidated.

          For servicing related advances made for loans associated with securitizations prior to July 5, 2001 there was no need to reserve for uncollectible amounts as all amounts are paid by the related trust. Uncollectible servicing related advances made for loans associated with securitizations subsequent to July 5, 2001 are reserved for within the securitized loan reserve. See Note 4.

          The balances of servicing related advances at December 31, 2001 and December 31, 2000 were as follows:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	December 31, 2001	December 31, 2000
	($ in thousands)
Escrow advances (taxes and insurance)	$ 22,758	$16,758
Foreclosure and other advances	15,500	9,984
Principal and interest advances	63,120	4,105
Total servicing related advances	$101,378	$30,847

(9)     Furniture, Fixtures and Equipment

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	December 31, 2001	December 31, 2000
	($ in thousands)
Computers	$3,363	$14,848
Furniture and equipment	574	3,287
Leasehold improvements	731	1,134
Projects in progress	1,540	2,480
	6,208	21,749
Accumulated depreciation	(677)	(10,439)
	$5,531	$11,310

          Furniture, fixtures and equipment balances are included in other assets in the consolidated balance sheets. Depreciation expense was $0.5 million, $2.3 million, $4.2 million, and $4.1 million for the periods July 6, 2001 to December 31, 2001 and January 1, 2001 to July 5, 2001 and the years ended December 31, 2000 and 1999, respectively.

(10)     Investor Funds and Escrow

          Investor funds totaling $213.9 million and $104.0 million were held in segregated bank accounts at December 31, 2001 and December 31, 2000, respectively. These funds are applicable to mortgage loans serviced for investors. Included in investor funds are escrow funds totaling $23.9 million, and $20.6 million at December 31, 2001 and December 31, 2000, respectively, which were also held in segregated bank accounts. These funds are applicable to mortgage loans being serviced. The funds and the related liabilities of the accounts are not included in the accompanying financial statements.

(11)     Interest-Only Residual Assets

          SCI Services, Inc.'s retained interest in loan securitizations represented the net present value of the expected cash flows from the excess of interest received on the underlying mortgage loans over the interest paid to the purchaser of the sold classes of a securitization, less servicing fees and expected credit losses over the life of the security. The Company discounted the cash flows on the underlying loans sold at a rate it believes a purchaser would require as a rate of return, 17% as of December 31, 2000, and 12%, as of December 31, 1999.

          SCI Services, Inc. revalued the residuals monthly, based upon the prepayment and loss experience of each particular residual's underlying mortgage collateral as well as management's estimate of future performance of the underlying loans. To the extent the residual's carrying value exceeded fair market value, adjustments were taken during the month through SCI Services, Inc.'s consolidated statements of operations. Separate prepayment and loss assumptions were utilized for each type of collateral (fixed rate, 6-month LIBOR ARM, 1-year Constant Maturity Treasury ("CMT"), etc.). The prepayment assumptions varied based upon:

  the historical prepayment trends of the specific collateral as well as that of similar loans in the marketplace, the rate environment during the period of the collateral's origination, and the duration and scope of prepayment penalties.

          During the period January 1, 2001 to July 5, 2001, and the years ending December 31, 2000 and 1999, SCI Services, Inc. sold residential mortgage loans in securitization transactions. In all those securitizations, SCI Services, Inc. retained servicing responsibilities and subordinated interests. Prior to July 5, 2001, SCI Services, Inc. received annual servicing fees approximating 50 basis points of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. In addition, SCI Services, Inc. received future cash flows from prepayment penalties on mortgage loans that prepaid during the contractual penalty period and other ancillary benefits. The investors and the securitization trusts had no recourse to SCI Services, Inc.'s other assets for failure of debtors to pay when due. SCI Services, Inc.'s retained interests were subordinate to investor's interests. Their value was subject to credit, prepayment, and interest rate risks on the transferred financial assets.

          After July 6, 2001, the Company structures the securitizations as financing transactions because these securitizations do not meet the qualifying special purpose entity criteria because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by the Company. The Company, as servicer, subject to applicable contractual provisions, has sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization in accordance with provisions in SFAS 140, the mortgage loans remain on the balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. The Company now records interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization.

          For the period January 1, through July 5, 2001, and the years ending December 31, 2000 and 1999, SCI Services, Inc. recognized pretax gains of $32.9 million, $79.2 million, and $98.4 million, respectively, on the securitization of residential mortgage loans.

          During 2000, SCI Services, Inc. increased the discount rate on its residual assets from 12% to 17% and on its mortgage servicing rights from 12% to 15% to reflect changes in market discount rates. In addition, SCI Services, Inc. transferred these investments from its available-for-sale portfolio to trading because of Dominion Resources' intention to divest its interest in SCI Services, Inc. SCI Services, Inc. reflected the impairment losses of $106.5 million in its consolidated statement of operations.

          Saxon Capital, Inc. acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital, Inc. ("Dominion Capital"), a wholly owned subsidiary of Dominion Resources, Inc. ("Dominion Resources") on July 6, 2001. Dominion Resources retained all of the interest-only residual assets during this transaction. As such, these assets are not recorded on Saxon Capital, Inc.'s consolidated balance sheet at December 31, 2001.

          Activity for the interest-only residual assets is summarized as follows:

SCI Services, Inc. (Predecessor)
Interest-only Residual Assets(1)
($ in thousands)
Balance at January 1, 1999	$281,897
Retained from securitizations, including related hedges	161,395
Cash received	(78,463)
Temporary impairment	(9,846)
Permanent impairment	(8,308)
Balance at December 31, 1999	346,675

Retained from securitizations, including related hedges	107,824
Cash received	(51,461)
Loss on trading securities, net of hedge activity	(1,970)
Permanent impairment	(102,653)
Balance at December 31, 2000	298,415

Retained from securitization, including related hedges	32,365
Cash received	(25,542)
Gain on trading securities, net of hedge activity	111
Balance at July 5, 2001	$ 305,349
__________________
(1)	Includes prepayment penalties.

          As part of the sale agreement between Saxon Capital Inc. and Dominion Capital, Inc., Inc. the retained interests were sold to Dominion Capital, Inc. As a result, the following only reflects information for the period January 1, 2001 to July 5, 2001. Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during 2001 and 2000 were as follows (rate* per annum):

	2001	2000
	Residential Mortgage Loans(1)	Residential Mortgage Loans(1)
Prepayments speed	22 CPR – 65 CPR(2)	24 CPR – 57 CPR(3)
Weighted average life—loans (in years)	3.28	3.63
Expected credit losses	3.22%	2.26%(4)
Residual cash flow discounted at	17.00%	15.07%(5)
____________
*	Weighted-average rates for securitizations entered into during the period for securitizations of loans with similar characteristics.
(1)	Includes prepayment penalties.
(2)	Fixed rate loans ramp up to 25 CPR ("Constant Prepayment Rate") over 16 months and thereafter.
Adjustable rate loans ramp up to 65 CPR over 16 months; ramping down to 40 CPR over 12 months and thereafter.
Second liens ramp up to 35 CPR over 16 months; ramping down to 22 CPR over 26 months and thereafter.
Two-year hybrid loans ramp up to 32 CPR over 14 months; ramping up to 65 CPR in month 25; ramping down to 31 CPR over 7 months and thereafter. Three-year hybrid loans ramp up to 32 CPR over 14 months; ramping up to 60 CPR in month 37; ramping down to 31 CPR over 7 months and thereafter.
(3)	Fixed rate loans ramp up to 24 CPR over 13 months and thereafter.
Adjustable rate loans ramp up to 40 CPR over 13 months; ramping down to 24 CPR over 32 months and thereafter.
Two-year hybrid loans ramp up to 29 CPR over 13 months; ramping up to 57 CPR in month 21; ramping down to 29 CPR over 18 months and thereafter. Three-year hybrid loans ramp up to 29 CPR over 13 months; ramping up to 57 CPR in month 34; ramping down to 29 CPR over 18 months and thereafter.
(4)	Percentage of securitized balance; with losses beginning in month five.
(5)	Discount rate used for 2000-1, 2000-2, 2000-3 and 2000-4 was 12%, 14%, 17% and 17%, respectively.

          The table below for the year ended December 31, summarizes certain cash flows received from and paid to securitization trusts during the period January 1, 2001 to July 5, 2001 and for the year ended December 31, 2000:

	SCI Services, Inc. (Predecessor)
	For the Period January 1, 2001 to July 5, 2001	Year Ended December 31, 2000
	($ in millions)
Proceeds from sale of mortgage loans	$661.5	$2,098.7
Servicing fees received	14.7	24.3
Other cash flows received on retained interests	25.5	53.2
Purchases of delinquent or foreclosed assets	(4.6)	(34.8)
Servicing advances, net of repayments	(49.4)	(4.2)
Prepayment penalties received	8.5	14.2
Master servicing fees	1.1	1.0

(12)    Subordinate Bond Investments

          At the time of a securitization, SCI Services, Inc. retained some of the bonds being sold. All of the bonds retained by SCI Services, Inc. had been subordinate to senior classes of bonds. Interest income recognized on the subordinate bonds for the period ended January 1, 2001 to July 5, 2001, the twelve months ended December 31, 2000 and 1999 was $0.7 million, $1.8 million and $3.4 million, respectively. During the twelve months ended December 31, 2000, SCI Services, Inc. sold $14.8 million of subordinate bonds for a loss of $0.4 million. There were no sales of subordinate bonds during the period ended July 5, 2001.

          SCI Services, Inc. reclassed these bonds from available for sale to trading during June 2000, which resulted in a $1.6 million gain recognized at the time of the reclassification.

          Saxon Capital, Inc. acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital, Inc. ("Dominion Capital"), a wholly owned subsidiary of Dominion Resources, Inc. ("Dominion Resources") on July 6, 2001. Dominion Resources retained all of the subordinate bond investments during this transaction. As such, these assets are not recorded on Saxon Capital, Inc.'s consolidated balance sheet at December 31, 2001.

          Activity for the subordinate bond investments for the period January 1, 2001 to July 5, 2001 and the twelve months ended December 31, 2000 is summarized as follows:

	SCI Services, Inc. (Predecessor)
	For the Period January 1, 2001 to July 5, 2001	Year Ended December 31, 2000
	($ in thousands)
Balance, beginning of period	$13,597	$27,019
Principal payments	(462)	(14,770)
Fair value adjustment	277	1,348
Balance, end of period	$13,412	$13,597

(13)    Warehouse Financing, Limited Recourse Debt and Note Payable

          A summary of the activity under these agreements at December 31, 2001 and December 31, 2000, respectively, is as follows:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	December 31, 2001	December 31, 2000
	($ in thousands)
Amounts Outstanding
Warehouse Borrowing	$ 64,980	$ 76,097
Repurchase Agreements	218,390	2,628
Limited Recourse Securitization Debt	1,329,568	—
Note Payable	25,000	—
Due to Dominion Capital	—	99,847
Due to Dynex	—	9,500
Total	$1,637,938	$188,072
Outstanding Collateral
Warehouse Borrowing	$ 146,551	$98,652
Repurchase Agreements	221,498	2,693
Limited Recourse Securitization Debt	1,317,959	—
Note Payable	—	—
Due to Dominion Capital	—	—
Due to Dynex	—	—
Total	$1,686,008	$101,345
Remaining Capacity to Borrow
Warehouse Borrowing	$ 75,020	$ 43,903
Repurchase Agreements	1,011,609	—
Limited Recourse Securitization Debt	—	—
Note Payable	—	—
Due to Dominion Capital	—	100,153
Due to Dynex	—	—
Total	$1,086,629	$144,056
Weighted Average Cost of Funds
Warehouse Borrowing	5.30%	6.91%
Repurchase Agreements	6.44%	6.87%
Limited Recourse Securitization Debt	3.75%	—
Note Payable	8.00%	—
Due to Dominion Capital	5.93%	6.75%
Due to Dynex	—	6.50%

          The following table summarizes our contractual obligations at December 31, 2001:

Payments Due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	($ in thousands)
Warehouse financing facility – line of credit	$ 64,980	$ 64,980	$ —	$ —	$ —
Warehouse financing facility – repurchase agreements	$ 218,390	$ 69,890	$148,500	$ —	$ —
Limited recourse securitization financing(1)	$1,329,568	$322,811	$489,722	$247,334	$269,701
Note payable	$ 25,000	$ —	$ —	$ 25,000	$ —
Total contractual cash obligations	$1,637,938	$457,681	$638,222	$272,334	$269,701
________________
(1)	Amounts listed are bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

          A summary of interest expense for the period July 6, 2001 to December 31, 2001, for the period January 1, 2001 to July 5, 2001 and for the years ended December 31, 2000 and 1999 is as follows:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December 31, 2000	For the Year Ended December 31, 1999
	($ in thousands)
Interest Expense
Warehouse Borrowing	$ 162	$ 499	$ 1,639	$ 2,798
Repurchase Agreements	4,317	6,726	14,541	10,698
Non-Recourse Debt	17,000	—	—	—
Note Payable	985	—	—	—
Due to Dominion Capital	—	3,665	8,044	6,587
Due to Dynex	—	—	651	1,259
Other	993	634	—	—
Total	$23,457	$11,524	$24,875	$21,342

          The Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties, and events of default. In addition, the Company is prohibited from paying dividends and making distributions under certain of our credit facilities without the prior approval of our lenders. The Company was in compliance with all the covenants under the respective borrowing agreements.

(14)    Employee Savings Plan

          Prior to July 6, 2001, the Company's employees were eligible to participate in the Dominion Resources 401(k) plan upon the employee's sixth month of employment. Under this plan, eligible employees were able to defer up to 15% of their income on a pre-tax basis. The Company matched 50% of the employees' contribution up to 6% of the employees' income. The total expense related to the Company's matching contributions during the period January 1, 2001 to July 5, 2001 and the years ended December 31, 2000, and 1999 were $0.2 million, $0.4 million, and $0.4 million, respectively.

          Following the Company's divestiture from Dominion Resources, the Company's employees are immediately eligible to participate in the SCI Services, Inc. 401(k) plan upon reaching 18 years of age and provided they are scheduled for 1,000 hours of service annually. Under the current plan, eligible employees may defer up to 15% of their income, on a pre-tax basis. The Company matches 50% of the employees' contribution up to 6% of the employees' pre-tax income. The total expense related to the Company's matching contributions during the period July 6, 2001 to December 31, 2001 was $0.2 million.

(15)    Income Taxes

          The components of the provision for income taxes for the period July 6, 2001 to December 31, 2001, the period January 1, 2001 to July 5, 2001, and for the years ended December 31, 2000, and 1999 consist of the following:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
	($ in thousands)
Federal
Current	$7,007	$(200)	$(172)	$10,698
Deferred	(10,452)	(14,005)	(27,801)	8,974
State
Current	808	(1,017)	664	1,592
Deferred	(1,320)	(6,387)	3,225	(36)
Total income tax (benefit) expense	$ (3,957)	$(21,609)	$(24,084)	$21,228

          The amounts provided for income taxes differ from the amount provided at the statutory federal rate as follows:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999
	($ in thousands)
Federal income tax (benefit) expense at statutory rate	$(3,611)	$(17,891)	$(25,411)	$20,526
State income tax (benefit) expense, net	(503)	(2,300)	(2,904)	1,736
Federal tax expense (benefit) of state tax deduction	176	(805)	1,106	(607)
Other expense (benefit), net	(19)	(613)	3,125	(427)
Total income tax (benefit) expense	$(3,957)	$(21,609)	$(24,084)	$21,228

          The income tax effects of temporary differences that give rise to the net deferred tax asset and liability at December 31, 2001 and 2000 are as follows:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	December 31, 2001	December 31, 2000
	($ in thousands)
Deferred tax asset (liability):
Tax gain on sale of loans, net of hedging transactions	$ 9,063	$(70,704)
Amortization of intangibles	2,790	(1,565)
Deferred revenue	164	—
Reserve for loan losses	141	1,542
Depreciation	(386)	—
Original issue discount	—	20,409
Gain on sale of MSR's	—	(36,014)
Impairment of residuals	—	57,084
Other	—	(2,291)
Total deferred tax asset (liability)	$11,772	$(31,539)

          The Company recognizes all of its net deferred tax assets if it believes that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that the Company will realize the benefit from its deferred tax assets.

(16)    Derivatives

Change in Accounting Principle

          Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), as amended. SFAS 133 requires all derivatives, whether designated in hedging relationships or not, to be recorded on the balance sheet at fair value. SFAS 133 requires that changes in a derivative's fair value be recognized currently in earnings or other comprehensive income, depending on the designation as a fair value or cash flow hedge, respectively.

          The adoption of SFAS 133 on January 1, 2001 was accounted for as a cumulative effect of a change in accounting principle. The impact of adoption was not material.

Accounting Policies

          All derivatives are recognized on the balance sheet at their fair value. On the date the derivative contract is entered into, the Company designates the derivative as a fair value hedge, which hedges the fair value of a recognized asset. Changes in the fair value of derivatives and changes in the fair value of the hedged asset attributable to the hedged risk which are determined to be effective, are recorded in current period earnings. Accordingly, ineffective portions of changes in the fair value of hedging instruments are recognized in other income.

          Some derivative instruments are acquired to hedge the changes in fair value of another derivative (interest rate lock commitments), with changes in fair value being recorded to current period earnings.

          The Company documents the relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific assets or liabilities on the balance sheet. The Company also assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

          When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. For terminated hedges or hedges no longer qualifying as effective, the formerly hedged asset will no longer be adjusted for changes in fair value and any previously recorded adjustment to the hedged asset will be included in the carrying basis. These amounts will be included in income (amortized or in a transactional gain or loss) based upon the disposition of the asset or liability.

          If the hedged asset is sold or extinguished, the Company typically terminates any applicable hedges. However, if the Company continues to hold the derivatives, they continue to be recorded on the balance sheet at fair value with any changes being recorded to current period earnings.

Objectives for Holding Derivative Instruments

          The Company's risk management program addresses potential financial risks such as interest rate and counterparty risk. The Board of Directors determines limits for such risks and reviews and regularly approves the policies and procedures for such activities.

          The Company generally funds our assets with liabilities that have similar interest rate features, which reduces any structural interest rate risk. Over time, customer demand for the mortgage loans shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate exposures. The Company maintains an overall risk management strategy that uses a variety of interest rate derivative financial instruments to mitigate the exposure to fluctuations caused by volatility in interest rates. The Company manages the exposure to interest rate risk primarily through the use of interest rate forwards, futures, options and swaps, and other risk management instruments. The Company does not use derivatives to speculate on interest rates and does not use leveraged derivative instruments for interest rate risk management.

          By using derivative instruments as part of the risk management strategy, the Company is exposed to additional credit risk. The Company mitigates counterparty credit risk in derivative instruments by established credit approval policies and risk control limits, and by using only highly rated financial institutions and actively traded hedging instruments. Certain derivative agreements require payments be made to, or be received from, the counterparty when the fair value of the derivative exceeds a prespecified contractual amount. The Company has not experienced nonperformance by any derivative instrument counterparty.

          At December 31, 2001, the fair value hedges totaling $(0.8) million were included in mortgage loans held prior to securitization. Hedge ineffectiveness associated with fair value hedges reported in earnings during the period July 6, 2001 to December 31, 2001 was $(0.2) million.

          As of December 31, 2000, the Company had LIBOR based options with a net outstanding short (sold) position of $2,825 million. At December 31, 2000, the Company had outstanding payables related to its hedging positions with certain counterparties of $2.7 million. The Company held interest rate swap agreements with a total notional value of $589.0 million and a total fair value of $(3.7) million at December 31, 2000. The interest rate swaps were classified as trading, and as such, were marked to market through earnings prior to January 1, 2001.

(17)    SCI Services, Inc. Goodwill Impairment

          In connection with the divestiture of SCI Services, Inc., the historical goodwill recorded on SCI Services, Inc.'s balance sheet was determined to be impaired as the purchase price paid for SCI Services, Inc. was substantially at net book value, excluding historical goodwill. As such, SCI Services, Inc. recorded a $45.0 million goodwill impairment charge to its consolidated statement of operations in the second quarter of 2001.

(18)    Stockholder's Equity

          During the years ended December 31, 2000 and 1999, the Company converted $40.0 million and $26.5 million, respectively, of borrowings from Dominion Capital into capital.

          On July 6, 2001, the Company purchased all of the issued and outstanding shares of capital stock of SCI Services, Inc. from Dominion Capital. In connection with the acquisition of SCI Services, Inc., the Company sold 28.0 million shares of $.01 par value common stock at a price of $9.30 per share (net of underwriter's discount) in a private placement offering. The Company incurred $2.6 million of legal, consulting and accounting costs in connection with the issuance of common stock. Simultaneously with the sale of the 28.0 million shares, the Company sold 50,000 shares to officers of Saxon Capital, Inc. at a price of $10.00 per share. A portion of the proceeds was used to acquire SCI Services, Inc., as described further in Note 21.

          In connection with the 144A Offering, the Company granted warrants to Friedman, Billings, Ramsey & Co., Inc. to purchase an aggregate of 1,200,000 shares of our common stock at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years, commencing on July 6, 2001.

(19)    Stock Compensation Plans

          Stock Incentive Plan – The Board of Directors approved and ratified the Company's 2001 Stock Incentive Plan on November 15, 2001. The stock incentive plan provides for the issuance to eligible employees, non-employee directors, and consultants of stock options, restricted common stock, stock appreciation rights, or unit awards based on the value of the Company's common stock. The maximum number of shares of common stock issuable over the term of the plan is the greatest of 2,998,556, 10.69% of the total number of issued and outstanding shares of common stock, or the maximum number that has been previously awarded under the Stock Incentive Plan. The total number of shares available may not exceed 6,000,000 over the terms of the Stock Incentive Plan subject to adjustment for certain changes in the number of our outstanding shares.

          The compensation committee administers the Stock Incentive Plan, and has full authority to select the recipients of awards, to decide when awards are to be made, to determine the number of shares of common stock included in each award, and to establish the vesting requirements and other features and conditions of the award.

          All options granted during 2001 vest over a 4 year period and have a 10 year life. The following table summarizes the transactions of the Company's Stock Incentive Plan for the year ended December 31, 2001:

	Number of Options	Weighted Average Exercise Price
	2001	2001
Options outstanding, beginning of year	—	—
Options granted	3,274,000	$10.02
Options canceled	68,500	$10.04
Options outstanding, end of year	3,205,500	$10.02

          No options were exercisable at December 31, 2001. The following table summarizes information concerning outstanding and exercisable options at December 31, 2001.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10.00	2,585,000	9.5	$10.00	—	—
$10.10	620,500	9.8	$10.10	—	—

          As allowed by SFAS 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow APB 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans for stock options issued to employees and non-employee directors. Any options issued to consultants will be accounted for as prescribed by SFAS 123. As of December 31, 2001, no options have been granted to consultants. Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The Company has determined the pro-forma information as if the Company had accounted for stock options granted since May 31, 2001, under the fair value method of SFAS 123. The Black-Scholes option pricing model was used with the following weighted average assumptions for options issued during the year:

2001

Risk-free interest rate	4.60% - 5.41%
Dividend yield	—
Volatility factor	23.56%
Weighted average expected life	10 years

          The weighted average fair values of options granted in 2001 were $4.83 per share. If the Company had recognized compensation expense based on this value, the Company's pro-forma net earnings and both basic and diluted earnings per share would have been reduced by approximately $1.8 million or $0.06 per share for 2001.

          Employee Stock Purchase Plan – The Company's Employee Stock Purchase Plan was adopted by the Board of Directors and received stockholder approval in October 2001. The purchase plan authorizes the issuance of up to a total of 1,000,000 shares of common stock to participating employees. The 1,000,000 share aggregate limitation shall be adjusted proportionately for any increase or decrease in the number of outstanding shares of the stock. Under the terms of the Stock Purchase Plan, eligible employees may have up to 15% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the last transaction price per share of our common stock on the last trading day of the offering period. Employees did not begin participating in the Stock Purchase Plan until fiscal year 2002.

(20)    Disclosure about Financial Instruments

          Fair value of a financial instrument is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale. In cases where market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Certain financial instruments due to their nature and all non-financial instruments are excluded from this disclosure. At December 31, 2001 and 2000, the Company's financial assets and liabilities were recorded at fair value with the exception of mortgage loans held prior to securitization and securitized loans. At December 31, 2001 and 2000, the carrying values of the mortgage loans held prior to securitization, net, are $367.0 million and $105.2 million, respectively. The carrying value of securitized loans, net, at December 31, 2001 is $1,035 million. Due to the change in securitization structures subsequent to July 5, 2001, which resulted in a change from gain on sale accounting to portfolio accounting, no data for securitized loans is available for 2000.

          The following methods and assumptions were used to estimate the fair value of the Company's financial instruments:

          Mortgage loan portfolio – The mortgage loan portfolio's fair value is determined by the projected carrying cost or a market price based upon investor demand. The fair value of the principal balance of the mortgage loan portfolio at December 31, 2001 and 2000 is $1,741.9 million and $105.2 million, respectively.

          Residuals – At December 31, 2001 the Company did not own any mortgage loan residual assets. All mortgage loan residuals were transferred to Dominion Capital at the time of sale as part of the sale agreement. At December 31, 2000 the fair value of the Company's investment in mortgage loan residuals was based on estimates of market assumptions based on the type of collateral, estimates of prepayment, credit loss assumptions, and discounted cash flows.

          Subordinate bonds – At December 31, 2001 Saxon Capital Inc. did not own any mortgage subordinate bonds. All mortgage loan subordinate bonds were transferred to Dominion Capital at the time of sale as part of the sale agreement. At December 31, 2000 the fair value of the Company's investment in mortgage loan subordinate bonds was based on the price of similar bonds trading in the secondary market at year-end.

          Derivative instruments – At December 31, 2001 derivative instruments are held on the balance sheet as an asset. These items are marked-to-market using broker pricing with any gains or losses being recognized in earnings. At December 31, 2000 derivatives were off-balance sheet items marked-to-market with any unrealized gains or losses deferred until the related loans were securitized or sold.

          Limited recourse debt – Limited recourse debt is the debt associated with the ABS securitizations. Limited recourse debt is secured by mortgage loans securitized and the fair value is determined based on the net present value of future cash flows. The fair value at December 31, 2001 is $1,346.2 million.

          Note payable – The fair value of the note payable with a fixed interest rate is determined by the present value of future payments based on interest rate conditions at December 31, 2001. The fair value of the note payable at December 31, 2001 is $25.5 million.

          Warehouse financing – Warehouse financing is secured by mortgage loans held prior to securitization and is tied to one month LIBOR and accordingly carrying value is considered a reasonable estimate of fair value.

          Due to Dominion Capital – At December 31, 2000 the carrying amount of due to Dominion Capital with variable interest rates is a reasonable estimate of fair value.

(21)    Acquisition of SCI Services, Inc. and Issuance of Common Stock

          On July 6, 2001, Saxon Capital, Inc. issued 28,000,000 shares of $.01 par value common stock at a price of $9.30 per share (net of underwriter's discount) and 50,000 shares at a price of $10.00 per share. A portion of the proceeds was used to acquire SCI Services, Inc., as described below.

          On July 6, 2001, the Company, acquired 100 percent of the issued and outstanding common shares of SCI Services, Inc. from Dominion Capital at a price equal to its adjusted book value (excluding certain assets, liabilities and goodwill ("old goodwill")) at closing plus a $5 million premium. In addition, SCI Services, Inc. paid a $6.7 million premium for mortgage loans held for sale, which represented the accretion in value of mortgage loans after February 28, 2001. Dominion Capital retained interest-only residual assets, and subordinated bonds that Saxon retained in securitizations before July 6, 2001. In addition, the due to Dominion Capital liability and all tax liabilities were paid at closing. The aggregate purchase price was $170.3 million, including $145.3 million of cash and a $25 million note payable to Dominion Capital. The note to Dominion Capital pays interest at 8% per annum and is due in full on July 6, 2006.

          In connection with the acquisition of Saxon Capital, Inc., the old goodwill recorded on SCI Services, Inc. was determined to be impaired as the purchase price paid for SCI Services, Inc. was substantially at net book value, excluding old goodwill. As such, SCI Services, Inc. recorded a $45.0 million permanent impairment charge to its consolidated statement of operations in the second quarter of 2001.

          The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At July 6, 2001

($ in thousands)

Cash	$2,999
Mortgage loans held for sale	669,680
Mortgage servicing rights	41,616
Servicing related assets	81,526
Furniture, fixtures and equipment	4,755
Other assets	6,925
Total assets acquired	807,501
Warehouse financing	631,036
Other current liabilities	10,973
Total liabilities acquired	642,009
Net assets acquired	165,492
Purchase price paid	170,325
Goodwill	$ 4,833

          The acquisition of Saxon Capital, Inc. resulted in goodwill ("new goodwill") of $4.8 million. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, which was issued in June 2001, new goodwill, which is included in other assets, will not be amortized but will be evaluated periodically for impairment.

(22)    Commitments and Contingencies

Leases

          The Company is obligated under non-cancelable operating leases for property and both operating and capital leases for equipment. Minimum annual rental payments are as follows:

		Equipment
	Property Operating	Operating	Capital
	($ in thousands)
2002	$ 3,149	$1,545	$41
2003	3,171	664	40
2004	2,854	291	—
2005	2,385	2	—
2006	1,605	—	—
Thereafter	2,417	—	—
Total	$15,581	$2,502	$81
Imputed interest rate			6.4%
Present value of net minimum lease payments			$79

          Saxon Capital, Inc. entered into two operating lease agreements for property in January 2002. These leases have been included in the above schedule, as they will affect minimum annual rental payments in the future. Rent and lease expense amounted to $3.0 million, $2.7 million, $4.9 million, and $3.6 million for the periods July 6, 2001 to December 31, 2001 and January 1, 2001 to July 5, 2001 and the years ended December 31, 2000 and 1999, respectively.

Mortgage Loans

          At December 31, 2001 and 2000, the Company had commitments to fund mortgage loans of approximately $197.8 and $161.8 million, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments will expire without being drawn upon or will be subsequently declined for credit or other reasons.

          As part of its representations and warranties made at the time of securitization, the Company guarantees that it will repurchase any loan, which is found to have violated standard representations and warranties. As of December 31, 2001 and 2000, the Company was not obligated to repurchase any loans that had been securitized.

Legal Matters

          Because the nature of the Company's business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, the Company is subject, in the normal course of business, to various legal proceedings. The resolution of these lawsuits, in management's opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

Insurance Policies

          As of December 31, 2001, the Company carried a mortgage impairment (errors and omissions) policy of $10 million, a banker's professional/lenders liability policy of $10 million, a financial institutions bond for $15 million, a fiduciary liability policy for $10 million, an employment practices liability policy for $10 million, and directors and officers liability insurance totaling $50 million.

(23)    Related Party Transactions

          At December 31, 2001 and 2000, the Company had $10.9 million and $7.3 million, respectively, of unpaid principal balances, related to first mortgage loans originated for employees of the Company and certain officers of Dominion Resources. These mortgage loans were underwritten to the Company's underwriting guidelines. When making loans to our employees, the Company waives loan origination fees that otherwise would be paid to us by the borrower, and reduces the interest rate by 25 basis points from the market rate.

          During 2001, the Company paid $0.4 million to OIC Design, Inc. ("OIC") for marketing and printing materials. Of this amount, $0.1 million represented design fees and $0.3 million were primarily for printing and postage fees incurred by OIC on behalf of the Company. No amounts were paid during 2000. The owner and principal officer of OIC is the spouse of the Company's Vice President of Capital Markets. Payments made to OIC for services rendered are not in excess of fair market prices for similar services.

(24)    Segments

          The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1).

          Segment revenues and operating income amounts are evaluated and include the economic value of mortgage loans originated, servicing income, other income and expense, and general and administrative expenses. Economic value of mortgage loans originated represents the amount in excess of the segment's basis in its loan originations that generate a required after tax return of capital.

          Certain amounts are not evaluated at the segment level and are included in the segment net operating income (loss) reconciliation below. The unallocated gain (loss) on securitizations represents the difference between the segment's economic value of mortgage loans originated and the actual gain on securitization. For the period July 6, 2001 to December 31, 2001, the segment's economic value of mortgage loans originated was required to be eliminated since the Company now structures our securitizations as financing transactions.

          Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

		Predecessor
	July 6 to December 31, 2001	January 1 to July 5, 2001	2000	1999
	($ in thousands)
Segment Revenues:
Wholesale	$27,760	$24,069	$24,309	$29,587
Correspondent	9,229	8,884	12,047	30,878
Retail	13,845	10,872	14,551	12,554
Servicing	11,681	16,550	25,208	15,984
Total Segment Revenues	$62,515	$60,375	$76,115	$89,003

Segment Operating Income (Loss):
Wholesale	$21,128	$15,857	$8,918	$4,540
Correspondent	6,504	5,606	5,558	24,861
Retail	4,292	2,124	(1,225)	751
Servicing	1,171	7,112	10,836	2,588
Total Segment Net Operating Income	$33,095	$30,699	$24,087	$32,740

Segment Net Operating Income Reconciliation
Total segment operating income	$33,095	$30,699	$24,087	$32,740
Net interest income	26,871	3,807	9,569	24,476
Provision for loan losses	(11,861)	(8,423)	(6,403)	(9,107)
Unallocated gain (loss) on securitizations	—	(8,518)	23,994	26,202
Elimination of segment economic value of mortgage loans originated	(50,604)	—	—	—

Unallocated shared general and administrative expenses	(7,745)	(16,417)	(15,406)	(8,127)
Residual losses	—	(7,301)	(108,445)	(8,308)
Impairment of SCI Services, Inc. goodwill	—	(44,963)	—	—
Total consolidated (loss) income before taxes	$(10,244)	$(51,116)	$(72,604)	$57,876

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc.(1)
3.2	Amended and Restated Bylaws of Saxon Capital, Inc. (1)
4	Form of Common Stock Certificate(1)
9	Voting Agreement by and between Saxon Capital Acquisition Corporation and Friedman, Billings, Ramsey & Co., Inc. dated July 6, 2001(1)
10.1	Form of Saxon Capital, Inc. 2001 Stock Incentive Plan(1)
10.2	Form of Employment Agreement of Michael L. Sawyer, dated June 7, 2001(1)
10.3	Form of Employment Agreement of Dennis G. Stowe, dated June 7, 2001(1)
10.4	Form of Employment Agreement of Robert G. Partlow, dated June 7, 2001(1)
10.5	Purchase Agreement by and between Saxon Capital Acquisition Corp. and Friedman, Billings, Ramsey & Co., Inc. dated June 29, 2001(1)
10.6	Stock Purchase Agreement by and among Dominion Capital, Inc., Saxon Acquisition Corp., and SCI Services, Inc. dated June 7, 2001(1)
10.7	First Amendment to the Stock Purchase Agreement dated June 7, 2001 by and among Dominion Capital, Inc., Saxon Acquisition Corp., and SCI Services, Inc. dated June 29, 2001(1)
10.8	Residual Assignment and Services Agreement, by and among Saxon Acquisition Corp., SCI Services, Inc., Saxon Mortgage, Inc., Meritech Mortgage Services, Inc., and Dominion Capital, Inc. dated June 7, 2001(1)
10.9	Registration Rights Agreement by and between Saxon Capital Acquisition Corp. and Friedman, Billings, Ramsey & Co., Inc. dated July 6, 2001(1)
10.10	FBR Warrant Agreement by and between Saxon Capital Acquisition Corp. and Friedman, Billings, Ramsey & Co., Inc. dated July 6, 2001(1)
10.11	Promissory Note dated July 6, 2001 in the principal amount of $25,000,000 payable to Dominion Capital, Inc. (1)
10.12	Form of Option Grant to Edward G. Harshfield dated July 6, 2001(1)
10.13	Form of Option Grant to Richard A. Kraemer dated July 6, 2001(1)
10.14	Form of Option Grant to David Wesselink dated July 12, 2001(1)
10.15	Deed of Lease between Innslake, L.P. and Resource Mortgage Capital, Inc., dated September 15, 1994, as amended(1)
10.16	Lease Agreement by and between Mercantile Partners, L.P. and Meritech Mortgage Services, Inc. dated April 1, 1999, as amended(1)
10.17	Form of Saxon Capital, Inc. 2001 Employee Stock Purchase Plan, as amended January 7, 2002(1)
10.18	Form of Option Grant to Thomas J. Wageman dated October 9, 2001(1)
21	List of subsidiaries of Saxon Capital, Inc. (1)
23	Consent of Deloitte & Touche LLP
24	Power of Attorney (included on signature page)
__________________
(1)	Incorporated by reference from our Registration Statement on Form S-1, Registration Statement 333-71052, declared effective by the Securities and Exchange Commission on January 14, 2002.

Exhibit 23.1

INDEPENDENT AUDITORS' CONSENT

          We consent to the incorporation by reference in Registration Statement No. 333-76776 of Saxon Capital, Inc. on Form S-8 of our report dated January 28, 2002, appearing in the Annual Report on Form 10-K of Saxon Capital, Inc. for the year ended December 31, 2001.

Deloitte & Touche, LLP

Richmond, Virginia
March 28, 2002