Form 10-K/A
period 2001-12-31
SAXON CAPITAL INC
filed 2002-04-05
CIK 1160425

P.00001 {margin-left:0pt; margin-top:0pt; margin-bottom:5.25pt; padding:0pt; text-indent:0pt; font-family:Times New Roman; font-size:10.5pt} P.00002 {margin-left:0pt; margin-top:0pt; margin-bottom:10.5pt; padding:0pt; text-indent:0pt; font-family:Times New Roman; font-size:10.5pt} P.00003 {margin-left:0pt; margin-top:0pt; margin-bottom:0pt; padding:0pt; text-indent:0pt; font-family:Times New Roman; font-size:10.5pt} P.00004 {margin-left:0pt; margin-top:0pt; margin-bottom:0pt; padding:0pt; text-indent:0pt; font-family:Times New Roman; font-size:12pt} P.00005 {margin-left:0pt; margin-top:0pt; margin-bottom:12pt; padding:0pt; text-indent:36pt; font-family:Times New Roman; font-size:12pt} HR.00006 {padding-top:7.2pt; padding-bottom:7.2pt; color:#408080} P.00007 {margin-left:0pt; margin-top:0pt; margin-bottom:24pt; padding:0pt; text-indent:0pt; font-family:Times New Roman; font-size:12pt} P.00008 {margin-left:0pt; margin-top:0pt; margin-bottom:12pt; padding:0pt; text-indent:0pt; font-family:Times New Roman; font-size:12pt} P.00009 {margin-left:0pt; margin-top:0pt; margin-bottom:0pt; padding:0pt; text-indent:180pt; font-family:Times New Roman; font-size:12pt} P.00010 {margin-left:0pt; margin-top:0pt; margin-bottom:0pt; padding-left:216pt; padding-top:0pt; padding-right:0pt; padding-bottom:0pt; text-indent:-36pt; font-family:Times New Roman; font-size:12pt} Form 10-K/A

Commission File No. 000-33485

______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

_____________________

FORM 10-K/A

Amendment No. 1

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The number of shares of common stock of the registrant outstanding as of March 29, 2002 was 28,088,743.  The aggregate market value of common stock held by non-affiliates of the registrant as of March 29, 2002 was $314,220,554.

AMENDMENT NO. 1

to

ANNUAL REPORT ON FORM 10-K

The Independent Auditors’ Report on Page F-1 of the Registrant’s Consolidated Financial Statements is hereby amended to include the conformed signature of the Independent Auditors, which was previously inadvertently omitted, and shall read in its entirety as follows:

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Saxon Capital, Inc.

Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of SCI Services, Inc. and subsidiaries (“Predecessor”) as of December 31, 2000 and of Saxon Capital, Inc. and subsidiaries (the “Company”) as of December 31, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 1999 and 2000 (Predecessor), the period ended July 5, 2001 (Predecessor), and the period from July 6, 2001 through December 31, 2001.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Predecessor and its subsidiaries as of December 31, 2000 and of the Company and its subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 1999 and 2000 (Predecessor), the period ended July 5, 2001 (Predecessor), and the period from July 6, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Richmond, Virginia

January 28, 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this amendment to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Richmond, Commonwealth of Virginia, on April 5, 2002.

SAXON CAPITAL, INC.

By:         /s/ ROBERT G. PARTLOW

Name:  Robert G. Partlow

Title:   Chief Financial Officer and Director
(principal financial officer)