Form 10-Q
period 2002-03-31
SAXON CAPITAL INC
filed 2002-05-15
CIK 1160425

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number:    000-33485

SAXON CAPITAL, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE	54-2036076
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4951 LAKE BROOK DRIVE, SUITE 300  GLEN ALLEN, VIRGINIA
(Address of principal executive offices)

23060
(Zip Code)

(804) 967-7400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒     No  ☐

As of May 13, 2002, there were 28,088,616 shares of our common stock, par value $0.01, outstanding.

SAXON CAPITAL, INC.

Part I.    Financial Information

Item 1.     Financial Statements

Saxon Capital, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except for share data)

	March 31, 2002 (unaudited)	December 31, 2001
Assets:
Cash	$548	$5,629
Accrued interest receivable	1,614	1,958
Mortgage loan portfolio:
Mortgage loans held prior to securitization	262,551	370,038
Securitized loans	2,235,896	1,371,816

Gross mortgage loan portfolio	2,498,447	1,741,854
Loan loss reserve	(28,727)	(21,327)

Net mortgage loan portfolio	2,469,720	1,720,527

Servicing related advances	104,472	104,796
Mortgage servicing rights, net	29,517	33,847
Deferred tax asset	18,137	11,772
Other assets	31,599	20,820

Total assets	$2,655,607	$1,899,349

Liabilities and Stockholders’ Equity:
Liabilities:
Accrued interest payable	$644	$289
Warehouse financing	169,480	283,370
Limited recourse securitization financing	2,191,545	1,329,568
Note payable	25,000	25,000
Other liabilities	14,696	9,124

Total liabilities	2,401,365	1,647,351

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 28,088,743 and 28,050,100 shares issued and outstanding, respectively	281	281
Additional paid–in capital	258,263	258,004
Accumulated deficit	(4,302)	(6,287)

Total stockholders’ equity	254,242	251,998

Total liabilities and stockholders’ equity	$2,655,607	$1,899,349

The accompanying notes are an integral part of these financial statements.

(Dollars in thousands, except for share data)
(unaudited)

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Revenues:
Interest income	$40,546	$6,906
Interest expense	(16,221)	(5,539)

Net interest income	24,325	1,367
Provision for loan losses	(7,094)	(4,752)

Net interest income after provision for loan losses	17,231	(3,385)
Gain on sale of loans	—	30,342
Servicing income, net of amortization	7,725	8,215

Total net revenues	24,956	35,172

Expenses:
Payroll and related expenses	11,879	12,393
General and administrative expenses	8,806	6,657
Depreciation and amortization	290	1,905
Impairment of residual assets, net	—	2,909
Other expense (income)	456	(575)

Total expenses	21,431	23,289
Income before taxes	3,525	11,883
Income tax expense	1,540	1,727

Net Income	$1,985	$10,156

Earnings Per Common Share:(1)
Average common shares – basic	28,071,073	28,050,100
Average common shares – diluted	28,855,990	28,050,100
Basic and diluted earnings per common share	$.07	$.36

(1)	Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued were outstanding for all periods presented.

The accompanying notes are an integral part of these financial statements.

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Operating Activities:
Net income from operations	$1,985	$10,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,179	7,180
Deferred income tax benefit	(6,365)	(3,002)
Purchase and origination of mortgage loans, including premiums	—	(500,392)
Proceeds from sale of mortgage loans	—	454,751
Principal collections and liquidations on mortgage loans	—	4,505
Interest–only residual assets retained from securitizations	—	(31,261)
Cash received from residuals	—	10,337
Payments received on subordinate bonds	—	462
Provision for loan losses	7,094	6,752
Charge-off of mortgage loans	(1,448)	(4,386)
Provision for advanced interest losses	1,754	—
Net increase in fair value of mortgage loans and related derivative instruments	(540)	64
Decrease in servicing related advances	324	721
Increase in accrued interest receivable on securitized loans	(3,998)	—
Increase in accrued interest payable on limited recourse securitization debt	2,533	—
Net change in other assets and other liabilities	(4,206)	17,535

Net cash provided by (used in) operating activities	1,312	(26,578)

Investing Activities:
Origination of mortgage loans	(524,511)	—
Principal payments on loans	59,285	—
Acquisition of mortgage servicing rights	—	(7,674)
Net capital expenditures	(807)	(1,736)

Net cash used in investing activities	(466,033)	(9,410)

Financing Activities:
Limited recourse debt:
Proceeds from issuance of limited recourse debt, net of prefunding	635,488	—
Principal payments on limited recourse debt	(62,359)	—
Repayment of (proceeds from) warehouse financing, net	(113,890)	23,140
Proceeds received from issuance of stock	401	—
Repayment of Dynex Capital, Inc. note	—	(9,500)
Contributions from Dominion Capital	—	24,200

Net cash provided by financing activities	459,640	37,840

Net (decrease) increase in cash	(5,081)	1,852
Cash at beginning of period	5,629	435

Cash at end of period	$548	$2,287

Supplemental Cash Flow Information:
Cash paid for interest	$12,826	$5,791
Cash paid (refunds received) for taxes	$7,944	$(4,074)
Non–Cash Financing Activities:
Securitization of mortgage loans	$622,871	—

The accompanying notes are an integral part of these financial statements.

Notes to the Condensed Consolidated Financial Statements
March 31, 2002 (unaudited)

(1)	Organization and Summary of Significant Accounting Policies

(a) The Company, Principles of Consolidation, and Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of Saxon Capital, Inc.’s financial condition at March 31, 2002 and December 31, 2001, the results of Saxon Capital, Inc.’s and SCI Services, Inc.’s operations for the three months ended March 31, 2002 and 2001, and Saxon Capital, Inc.’s and SCI Services, Inc.’s cash flows for the three months ended March 31, 2002 and 2001. The results of operations and other data for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2002. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Saxon Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.

Saxon Capital, Inc. (the “Company”) (NASDAQ: SAXN) was formed April 23, 2001. The Company acquired all of the issued and outstanding capital stock of SCI Services, Inc. (“Predecessor”) from Dominion Capital, Inc. (“Dominion Capital”) on July 6, 2001. The Company had no activities between April 23, 2001 and the acquisition of SCI Services, Inc. In connection with the acquisition of Predecessor, the Company sold 28.1 million shares in a private placement offering.

The Company, through its wholly-owned subsidiaries Saxon Mortgage, Inc. (“Saxon Mortgage”) and America’s MoneyLine, Inc. (“America’s MoneyLine”) is licensed to originate loans or is exempt from licensing requirements, in 49 states. Its activities consist primarily of originating and purchasing single–family residential mortgage loans and home equity loans through three production channels—brokers, correspondents, and direct consumers. In addition, the Company, through its wholly–owned subsidiary Meritech Mortgage Services, Inc. (“Meritech”), services and sub–services single–family mortgage loans throughout the country that primarily have been purchased or originated by the Company. The Company, headquartered in Glen Allen, Virginia, has operation centers in Fort Worth, Texas and Foothill Ranch, California and 18 branch offices located throughout the country at March 31, 2002. The focus of the Company is on originating, purchasing and securitizing loans to homebuyers who generally do not meet the underwriting guidelines of one of the government–sponsored agencies such as Freddie Mac, Fannie Mae, and Ginnie Mae.  Loans originated or purchased by the Company are extended on the basis of equity in the borrower’s property and the creditworthiness of the borrower. The Company accumulates such loans in its warehouse until a sufficient volume has been reached to securitize into an asset–backed security.

The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All significant inter–company balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Mortgage Loans Held Prior to Securitization

Mortgage loans held prior to securitization are held for sale and consist of mortgage loans secured by single–family residential properties (which may include manufactured homes affixed to and classified as real property under applicable law), condominium, and one-to-four unit properties. Loan origination fees and certain direct loan origination costs, as well as any premiums or discounts from acquiring mortgage loans are deferred as an adjustment to the cost basis of the loans. These fees and costs are amortized over the life of the loan on a level yield basis. Mortgage loans held for sale are carried at the lower of cost or fair value in the aggregate.

The Company records the principal balance of the loans on a scheduled basis as compared to the loans actual balance, which does not have a significant impact on the Company’s financial statement presentation. Accordingly, principal or interest that is delinquent is included as a component of Servicing Advances on the consolidated balance sheets. The amount of advanced interest is evaluated as a component of the allowance for loan loss valuation.

(d) Securitization of Mortgage Loans

The Predecessor structured its securitizations as a sale of the loans, with a corresponding one-time recognition of gain or loss. As a result of this accounting treatment, the mortgage loans were removed from our balance sheet at the time of securitization except for certain residual interests we retained in our securitizations.

After July 6, 2001, the Company has structured securitizations as financing transactions. These securitizations do not meet the qualifying special purpose entity criteria because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by the Company. Also, the Company, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization, the mortgage loans remain on the balance sheet and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. The Company now records interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization.

(e) Provision for Loan Loss

The Company periodically evaluates the need for or the adequacy of reserves for credit losses on its loans. Any loan not eligible for securitization is reserved for separately. In addition, the Company reviews the overall delinquency of the loans and determines the need for additional reserves. Provision for loan losses on mortgage loans is made in an amount sufficient to maintain credit loss reserves at a level considered adequate to cover probable losses of principal, interest and fees in the existing portfolio of mortgage loans and for uncollected and advanced interest. Provision amounts are charged as a current period expense to operations. The Company defines a loan as impaired at the time the loan becomes contractually delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status, applying our historical loss experience, and other relevant industry and economic data. Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of the Company’s control and due to the characteristics of the portfolio and migration into various credit risks, such as mortgagee payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change. For mortgage loans held prior to securitization, carrying values are written down to net realizable value when the loan is foreclosed, deemed uncollectible, or the real estate owned is liquidated.

(f) Interest Income

The Company earns interest income on mortgage loans held prior to securitization and securitized loans as contractually due on the mortgage loan. The Company does not accrue more than three months of interest on mortgage loans at any given point of time. Interest accrued on mortgage loans held prior to securitization is included in Accrued Interest Receivable on the consolidated balance sheets; while interest accrued on securitized loans is included as a component of the securitized loan balance as the amount is pledged to the related securitized trust.

Nonaccrual loans are loans on which accrual of interest has been suspended. Interest income is suspended on all mortgage loans when principal or interest payments are more than three months contractually past due. Accrual of income on nonaccrual mortgage loans is resumed if the receivable becomes less than three months contractually past due.

(g) Interest–only Residual Assets and Subordinate Bond Investments

In recording and accounting for interest-only residual assets (“I/O”s) prior to July 6, 2001, the Predecessor made assumptions, which were believed to reasonably reflect economic and other relevant conditions that affect fair value, which were then in effect, about rates of prepayments, and defaults and the value of collateral. Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of the collateral generally differed from the initial estimates, and these differences were sometimes material. If actual prepayment and default rates were higher than previously assumed, the value of the I/Os would be impaired and the declines in fair value were recorded in the consolidated statements of operations for the three months ended March 31, 2001. Conversely, if actual prepayment and default rates were lower than previously assumed, the value of the I/Os would be higher and the increases in fair value were recorded in the consolidated statements of operations.

(h) Mortgage Servicing Rights

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

(i) Servicing Revenue Recognition

Mortgage loans serviced require regular monthly payments from borrowers. Income on loan servicing is generally recorded as payments are collected and is based on a percentage of the principal balance of loans serviced. Loan servicing expenses are charged to operations when incurred. The contractual servicing fee is recorded as a component of interest income on the consolidated statements of operations for securitized loans, and it is recorded as servicing income on the consolidated statements of operations for loans serviced for others.

(j) Derivative Financial Instruments

The Company may use a variety of financial instruments to hedge the exposure to changes in interest rates. The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (“Interest Rate Agreements”) to manage the sensitivity to changes in market interest rates. The Interest Rate Agreements used have an active secondary market, and none are obtained for a speculative nature; for instance, trading. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, at trade date, these instruments and their hedging relationship are identified, designated and documented.

For Interest Rate Agreements designated as hedge instruments, the Company evaluates the effectiveness of these hedges periodically against the financial asset being hedged to ensure there remains adequate correlation in the hedge relationship. Since the Company’s risk with interest rates is the potential change in fair market value of the loans, the Company is treating these as fair market value hedges per SFAS 133. Once the hedge relationship is established, the changes in fair value of both the hedge instruments and financial asset are recognized in the consolidated statements of operations in the period in which the changes occur. The net amount recorded in the consolidated statements of operations is referred to as hedge ineffectiveness.

(k) Reclassification

Certain amounts for 2001 have been reclassified to conform to the presentation for 2002.

(l) Recently Issued Accounting Standards

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

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are to be capitalized as part of the carrying amount of the long–lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have an impact on the financial position, results of operations, or cash flows of the Company.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated results of operations and financial position.

(2) Earnings Per Share

Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options or warrants. Diluted earnings per share is based on the weighted average number of common shares, dilutive stock options and dilutive stock warrants outstanding during the year. Computations of earnings per common share for the three months ended March 31, 2002 and 2001 were as follows:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001 (1)
	(amounts in thousands, except per share amounts)
Basic:
Net income	$1,985	$10,156
Weighted average common shares outstanding	28,071	28,050

Earnings per share	$0.07	$0.36

Diluted:
Net income	$1,985	$10,156
Weighted average common shares outstanding	28,071	28,050
Dilutive effect of stock options and warrants	785	—

Weighted average common shares outstanding—diluted	28,856	28,050

Earnings per share	$0.07	$0.36

(1)	Earnings per common share for periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued were outstanding for all periods presented.

(3) Mortgage Loans Held Prior to Securitization

The Company purchases and originates fixed–rate and adjustable–rate mortgage loans that have a contractual maturity of up to 30 years. These loans are secured by single–family residential properties (which may include manufactured homes affixed to and classified as real property under applicable law), condominium and one-to-four unit properties, and are being recorded at the lower of cost or estimated fair value, adjusted for any hedge activity. Certain of these mortgages are pledged as collateral for a portion of the warehouse financing and other borrowings.

Approximately 24% of the property securing the Company’s mortgage loan portfolio is located in the state of California at March 31, 2002 and December 31, 2001. No other state comprised more than 7% and 8% of our mortgage loan portfolio at March 31, 2002 and December 31, 2001, respectively.

Mortgage loans held prior to securitization as of March 31, 2002 and December 31, 2001 were as follows:

	March 31, 2002	December 31, 2001
	($ in thousands)
Mortgage loan principal balance, including hedge basis adjustments	$260,501	$366,658
Unamortized basis adjustments, net (1)	2,050	3,380

Ending balance	$262,551	$370,038

(1) Included	in the unamortized basis adjustments are premiums, discounts, and net deferred origination costs.

From time to time, the Company may choose to sell certain delinquent loans rather than securitize them. There were no delinquent loan sales during the three months ended March 31, 2002 and 2001.

(4) Securitized Loans

During the three months ended March 31, 2002 , the Company securitized $612.0 million and prefunded an additional $288.7 million of loans. During the period July 6, 2001 to December 31, 2001, the Company securitized $1.4 billion in principal balances of mortgage loans. The components of securitized loans at March 31, 2002 and December 31, 2001 are as follows:

	March 31, 2002	December 31, 2001
	($ in thousands)
Mortgage loan principal balances	$1,879,728	$1,317,959
Amounts held in trust for prefunded loans (1)	288,716	—
Unamortized basis adjustments, net	52,632	43,034
Accrued interest receivable (2)	14,820	10,823

Ending balance	$2,235,896	$1,371,816

(1)	Consists of cash placed and held in trust at the time of the securitization. These funds will be replaced with loans within 90 days after the closing of the securitization.

(2)	Included in securitized loans since amount is pledged to the related securitization trust.

(5) Loan Loss Reserve

The Company is exposed to risk of loss from its mortgage loan portfolio and establishes this reserve taking into account a variety of criteria including the contractual delinquency status and historical loss experience. The adequacy of this reserve is evaluated monthly and adjusted based on this review.

Activity related to the loan loss reserve for the mortgage loan portfolio for the three months ended March 31, 2002 and 2001 is as follows:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	($ in thousands)
Beginning balance	$21,327	$3,607
Provision for loan losses	8,848	4,752
Charge offs	(1,448)	(2,386)

Ending balance	$28,727	$5,973

Provision for losses on advanced interest in the amount of $1.8 million and $0.0 million is included as a component of interest income in the consolidated statements of operations for the three months ended March 31, 2002 and 2001, respectively.

(6)	Mortgage Servicing Rights

Mortgage servicing rights represent the carrying value of the Company’s servicing portfolio. The gross carrying amount of the Company’s mortgage servicing rights at March 31, 2002 and December 31, 2001 was $94.2 million and the accumulated amortization was $64.6 million and $60.3 million, respectively. The following table summarizes activity in mortgage servicing rights for the three months ended March 31, 2002 and 2001:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2002
	($ in thousands)
Balance, beginning of period	$33,847	$47,834
Retained from securitizations	—	6,264
Purchased	—	1,529
Amortization	(4,330)	(2,469)

Balance, end of period	$29,517	$53,158

The following table summarizes the estimated aggregate amortization expense for mortgage servicing rights for each of the five succeeding fiscal years:

March 31
($ in thousands)
2002	$6,634
2003	6,437
2004	4,653
2005	3,397
2006	2,446
Thereafter	5,950

Total	$29,517

(7)	Servicing Related Advances

When borrowers are delinquent in making monthly payments on loans included in a securitization, the Company is required to advance interest payments, insurance premiums, property taxes, and property protection costs with respect to the delinquent loans to the extent that the Company believes the advances are ultimately recoverable.

For servicing related advances made for loans associated with securitizations prior to July 6, 2001 there was no need to reserve for uncollectible amounts as all amounts are paid by the related trust. Losses related to servicing advances made for loans associated with securitizations subsequent to July 6, 2001 are reserved for within the loan loss reserve.

The balances of servicing related advances at March 31, 2002 and December 31, 2001 were as follows:

	March 31, 2002	December 31, 2001
	($ in thousands)
Escrow advances (taxes and insurance)	$22,698	$22,758
Foreclosure and other advances	15,248	15,500
Principal and interest advances	66,526	66,538

Total servicing related advances	$104,472	$104,796

(8)	Warehouse Financing, Limited Recourse Debt and Note Payable

A summary of the activity under these agreements at March 31, 2002 and December 31, 2001, respectively, is as follows:

	March 31, 2002	December 31, 2001
	($ in thousands)
Amounts Outstanding
Warehouse borrowing — loans	$71,254	$58,980
Warehouse borrowing — servicing advances	—	6,000
Repurchase agreements	98,226	218,390
Limited recourse securitization debt	2,191,545	1,329,568
Note payable	25,000	25,000

Total	$2,386,025	$1,637,938

Outstanding Collateral
Warehouse borrowing — loans	$143,248	$123,564
Warehouse borrowing — servicing advances	44,938	44,665
Repurchase agreements	98,349	221,496
Repurchase agreements — servicing advances	53,527	51,733
Limited recourse securitization debt — loans	1,879,728	1,317,959
Limited recourse securitization debt — prefunding cash	288,716	—
Note payable	—	—

Total	$2,508,506	$1,759,417

Remaining Capacity to Borrow
Warehouse borrowing — loans	$40,746	$53,020
Warehouse borrowing — servicing advances	28,000	22,000
Repurchase agreements	1,101,774	981,609
Repurchase agreements — servicing advances	30,000	30,000
Limited recourse securitization debt — loans	288,716	—
Limited recourse securitization debt — prefunding cash	—	—
Note payable	—	—

Total	$1,489,236	$1,086,629

The following table summarizes our contractual obligations at March 31, 2002:

Payments Due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
	($ in thousands)
Warehouse financing facility – line of credit	$71,254	$71,254	$—	$—	$—
Warehouse financing facility – repurchase agreements	98,226	98,226	—	—	—
Limited recourse securitization financing (1)	2,191,545	518,339	868,769	398,453	405,984
Note payable	25,000	—	—	25,000	—

Total contractual cash obligations	$2,386,025	$687,819	$868,769	$423,453	$405,984

(1)	Amounts listed are bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

A summary of interest expense and the weighted average cost of funds for the three months ended March 31, 2002 and 2001 is as follows:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	($ in thousands)
Interest Expense
Warehouse borrowing	$190	$597
Repurchase agreements	2,173	2,733
Limited recourse securitization debt	12,797	—
Note payable	499	—
Due to Dominion Capital	—	2,044
Other	562	165

Total	$16,221	$5,539

Weighted Average Cost of Funds
Warehouse borrowing	3.11%	6.04%
Repurchase agreements	2.49%	5.72%
Limited recourse securitization debt	3.52%	—
Note payable	8.00%	—
Due to Dominion Capital	—	5.87%

The Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties, and events of default. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its credit facilities without the prior approval of its lenders. The Company was in compliance with all the covenants under the respective borrowing agreements.

(9)	Derivatives

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

The Company documents the relationships between hedging instruments and hedged items, as well as the Company’s risk-management objective and strategy for undertaking various hedge transactions. This process includes linking derivatives to specific assets or liabilities on the balance sheet. The Company also assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in fair values of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues hedge accounting prospectively, as discussed below.

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

Objectives for Holding Derivative Instruments

The Company’s risk management program addresses potential financial risks such as interest rate and counterparty risk. The Board of Directors determines limits for such risks and reviews and regularly approves the policies and procedures for such activities.

The Company generally funds its assets with liabilities that have similar interest rate features, which reduces any structural interest rate risk. Over time, customer demand for the mortgage loans shifts between fixed rate and floating rate products, based on market conditions and preferences. These shifts result in different funding strategies and produce different interest rate exposures. The Company maintains an overall risk management strategy that uses a variety of interest rate derivative financial instruments to mitigate the exposure to fluctuations caused by volatility in interest rates. The Company manages the exposure to interest rate risk primarily through the use of interest rate forwards, futures, options and swaps, and other risk management instruments. The Company does not use derivatives to speculate on interest rates and does not use leveraged derivative instruments for interest rate risk management.

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

At March 31, 2002 and December 31, 2001, the fair value hedges totaling $2.1 million and $(0.8) million, respectively, were included in other assets. During the three months ended March 31, 2002, hedge ineffectiveness associated with fair value hedges was not material.

(10)  Stockholders’ Equity

For the three months ended March 31, 2002, the Company issued 38.6 thousand shares under two offerings of its Employee Stock Purchase Plan. The first issuance on January 30, 2002 was for 30.3 thousand shares at $9.80 per share. The second issuance on March 28, 2002 was for .08 thousand shares at $12.55 per share.

The Company also capitalized $0.1 million in costs associated with its stock issuance and registration fees during the three months ended March 31, 2002.

(11)  Commitments and Contingencies

Leases

The Company is obligated under non-cancelable operating leases for property and both operating and capital leases for equipment. Minimum annual rental payments as of March 31, 2002 are as follows:

		Equipment
	Real Property Operating	Operating	Capital	Total
	($ in thousands)
2002	$3,023	$1,669	$31	$4,723
2003	3,969	1,244	40	5,253
2004	3,652	555	7	4,214
2005	2,944	11	—	2,955
2006	1,991	—	—	1,991
Thereafter	3,085	—	—	3,085

Total	$18,664	$3,479	$78	$22,221

Imputed interest rate			6.4%
Present value of net minimum lease payments			$69

Rent and lease expense amounted to $1.6 million and $1.3 million for the three months ended March 31, 2002 and 2001, respectively.

Mortgage Loans

At March 31, 2002 and December 31, 2001, the Company had commitments to fund mortgage loans of approximately $213.2 and $197.8 million, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments will expire without being drawn upon or will be subsequently declined for credit or other reasons.

As part of its representations and warranties made at the time of securitization, the Company agrees that it will repurchase any loan which is found to be materially and adversely affected by a violation of such representations and warranties. As of March 31, 2002 and December 31, 2001, the Company was not obligated to repurchase any loans that had been securitized.

Legal Matters

Because the nature of the Company’s business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, the Company is subject, in the normal course of business, to various legal proceedings. The resolution of these lawsuits, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

Insurance Policies

As of March 31, 2002, the Company carried a mortgage impairment (errors and omissions) policy of $10 million, a banker’s professional/lenders liability policy of $10 million, a financial institutions bond for $15 million, a fiduciary liability policy for $10 million, an employment practices liability policy for $10 million, and directors and officers liability insurance totaling $50 million.

(12)  Related Party Transactions

At March 31, 2002 and December 31, 2001, the Company had $14.1 million and $10.9 million, respectively, of unpaid principal balances, related to first mortgage loans originated for employees of the Company and certain officers of Dominion Resources. These mortgage loans were underwritten to the Company’s underwriting guidelines. When making loans to our employees, the Company waives loan origination fees that otherwise would be paid to us by the borrower, and reduces the interest rate by 25 basis points from the market rate.

(13)  Segments

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

Segment revenues and operating income amounts are evaluated and include the economic value of mortgage loans originated, servicing income, other income and expense, and general and administrative expenses. Economic value of mortgage loans originated represents the amount in excess of the segment’s basis in its loan originations that generate a required after tax return of capital.

Certain amounts are not evaluated at the segment level and are included in the segment net operating income reconciliation below. The unallocated gain on securitizations represents the difference between the segment’s economic value of mortgage loans originated and the actual gain on securitization. For periods subsequent to July 6, 2001, the segment’s economic value of mortgage loans originated was required to be eliminated since the Company now structures its securitizations as financing transactions.

Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

		Predecessor
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	($ in thousands)
Segment Revenues:
Wholesale	$7,419	$9,562
Correspondent	2,438	5,363
Retail	6,397	5,596
Servicing	7,860	8,749

Total Segment Revenues	$24,114	$29,270

Segment Operating Income:
Wholesale	$3,048	$5,959
Correspondent	989	3,814
Retail	1,155	1,445
Servicing	2,898	4,577

Total Segment Net Operating Income	$8,090	$15,795

Segment Net Operating Income Reconciliation:
Total segment operating income	$8,090	$15,795
Net interest income	24,325	1,367
Provision for loan losses	(7,094)	(4,752)
Unallocated gain on securitizations	—	11,279
Elimination of segment economic value of mortgage loans originated	(15,930)	—
Unallocated shared general and administrative expenses	(5,866)	(8,897)
Residual losses	—	(2,909)

Total consolidated income before taxes	$3,525	$11,883

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”) filed with the Securities and Exchange Commission. Management’s discussion and analysis may contain certain statements that may be forward-looking in nature under Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” “expect,” “intend,” “should,” “anticipate,” “estimate,” or “believe” or comparable terminology. All statements addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions, as of the date of this Form 10-Q, regarding future events and operating performance, and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons. Factors which might cause actual results to differ from our plans and expectations and which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in overall economic conditions or unanticipated changes in interest rates; our ability to successfully implement our growth strategy; our ability to sustain loan origination growth at levels sufficient to absorb costs of production and operational costs; continued availability of credit facilities and access to the securitization markets or other funding sources; deterioration in the credit quality of our loan portfolio; challenges in successfully expanding our servicing platform and technological capabilities; and increased competitive conditions or changes in the legal and regulatory environment in our industry. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as required in subsequent periodic reports we file with the SEC.

Acquisition of SCI Services, Inc.

We purchased all of the issued and outstanding shares of capital stock of SCI Services, Inc. on July 6, 2001. We accounted for the acquisition as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141). Historical results on or prior to July 5, 2001 are those of SCI Services, Inc. (“Predecessor”) and results subsequent to July 5, 2001 are those of Saxon Capital, Inc.

General

Our business is conducted through our operating subsidiaries. We conduct mortgage loan originations, purchases, and secondary marketing at Saxon Mortgage, Inc. (“Saxon Mortgage”), and retail loan origination activity at America’s MoneyLine, Inc. (“America’s MoneyLine”). We

conduct mortgage loan servicing at Meritech Mortgage Services, Inc. (“Meritech”). Throughout our discussion of our business operations, words such as “we” and “our” are intended to include these operating subsidiaries and, for references to periods occurring prior to July 6, 2001, include our Predecessor.

We originate or purchase loans through three separate origination channels. Our wholesale channel originates or purchases loans through our network of approximately 3,000 brokers throughout the country. Our retail channel originates mortgage loans directly to borrowers through our retail branch network of 18 locations. Our correspondent channel purchases mortgage loans from approximately 300 correspondents following a complete re-underwriting of each mortgage loan. Once a loan is purchased or originated, our wholly-owned subsidiary, Meritech, begins the process of performing the day-to-day administrative services for the loan. These activities are called “servicing” in the industry. Meritech seeks to ensure that the loan is repaid in accordance with its terms.

Initially, we finance each of our mortgage loans under one or more of several different secured and committed warehouse financing facilities. We then securitize our mortgage loans and pay off the associated warehouse borrowings. Historically our securitizations were structured as a sale of the loans, with a corresponding one-time recognition of gain or loss, under GAAP. As a result of this accounting treatment, the mortgage loans were removed from our balance sheet except for certain residual interests retained in our securitizations. Since May 1996, we have securitized approximately $12.0 billion in mortgage loans through our quarterly securitization program. Beginning July 6, 2001, we structure our securitizations as financing transactions. These securitizations do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us. We, as servicer, subject to applicable contractual provisions, have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization, the mortgage loans remain on our balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. We now record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This change to “portfolio-based” accounting will significantly impact our future results of operations compared to our historical results. Therefore, our historical results and management’s discussion of such results may not be indicative of our future results. This accounting treatment, however, more closely matches the recognition of income with the actual receipt of cash payments on individual loans, and is expected to decrease our earnings volatility compared to structuring securitizations as sales for GAAP purposes.

Critical Accounting Policies

We believe the following represent our critical accounting policies and are discussed in detail below:

•	Securitizations;

•	Reserve for Loan Losses;

•	Mortgage Servicing Rights Valuation;

•	Revenue Recognition;

•	Hedging; and

•	Deferred Taxes.

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

When we sold a pool of loans to a securitization trust, we received the following economic interests in the trust: (1) the difference between the interest payments due on the mortgage loans sold to the trust, net of realized losses on the loans, other trust-related fees, and the interest payments made to the security-holders, represented by interest-only residual assets (“I/Os”); and (2) the right to service the loans on behalf of the trust and to earn a servicing fee paid out of interest collections, as well as to earn other ancillary servicing-related fees directly from the borrowers on the underlying loans. I/Os represent the right to future cash flows, excluding principal collected from the interest payments, net of interest expense, losses, and other trust expenses, made on the mortgage loans securitized.

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

Upon securitization of a pool of loans, we have historically recognized a gain on sale of loans equal to the difference between cash received from the trust and the investment in the loans remaining after the allocation of portions of that investment to record retained interests from the securitization in the form of I/Os or mortgage servicing rights (“MSRs”).

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

Accounting for Securitizations Structured as Financings

After July 6, 2001, our securitizations continued to be structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us. We, as servicer, subject to applicable contractual provisions, have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, the loans will remain on our balance sheet, retained interests are not created, and securitization indebtedness will replace warehouse debt originally associated with the securitized mortgage loans. We record the principal balance of our loans on a scheduled basis as compared to the loan’s actual balance, which does not have a significant impact on our financial statement presentation. Accordingly, principal or interest that is delinquent is included as a component of Servicing Advances on our consolidated balance sheet. Our historical losses are reported on a scheduled basis, which includes, interest advanced on a scheduled basis (commonly referred to as accrued interest). Therefore, a component of the reported losses is advanced interest. The amount of advanced interest is evaluated as a component of our allowance for loan loss valuation. A separate provision out of interest income is made for all uncollected accrued interest greater than three months. See “Revenue Recognition — Interest Income.”

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

Reserve for Loan Losses

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated existing losses in outstanding loan balances and for uncollected and advanced interest. The allowance for loan losses is a significant estimate and is regularly evaluated by management for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. The use of different estimates or assumptions could produce different provisions for loan losses.

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

Hedging

We may use a variety of financial instruments to hedge our exposure to changes in interest rates. We may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (“Interest Rate Agreements”) to manage our sensitivity to changes in market interest rates. The Interest Rate Agreements we use have an active secondary market, and none are obtained for a speculative nature, for instance, trading. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. In accordance with SFAS 133, Accounting for Derivative Instruments and Hedging Activities, as amended, at trade date, these instruments and their hedging relationship are identified, designated, and documented.

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

Mortgage Loan Production Operations

The following table sets forth selected information about our total loan originations and purchases for the three months ended March 31, 2002 and 2001.

	For the Three Months Ended March 31,
	2002	2001
	($in thousands)
Loan originations (1)	$520,566	$499,877
Average principal balance per loan	$127.4	$104.0
Combined weighted average initial LTV	77.54%	77.66%
Percentage of first mortgage loans owner occupied	94.12%	93.98%
Percentage with prepayment penalty	76.30%	83.98%
Weighted average credit score (2)	601	588
Percentage fixed rate mortgages	37.32%	56.83%
Percentage adjustable rate mortgages	62.68%	43.17%
Weighted average interest rate:
Fixed rate mortgages	9.07%	10.25%
Adjustable rate mortgages	9.25%	10.57%
Margin – adjustable rate mortgages (3)	5.51%	6.12%

(1)	Amount for the three months ended March 31, 2002 includes $41.3 million in correspondent bulk purchases from SASTA 96-2 pursuant to the clean-up provision of the trust.

(2)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the factor by which the interest rate can fluctuate.

The following table highlights the net cost to produce loans for our total loan originations and purchases for the three months ended March 31, 2002 and 2001.

	For the Three Months Ended March 31, 2002			For the Three Months Ended March 31, 2001
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized
Fees collected (1)	(84)	84	—	(66)	66	—
General and administrative production costs (1)(2)	280	(67)	213	239	(53)	186
Premium paid (1)	98	(98)	—	182	(182)	—

Net cost to produce (1)(3)	294	(81)	213	355	(169)	186

(1)	In basis points.
(2)	Excludes corporate overhead costs and includes depreciation expense.
(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by volume.

Loan Production by Product Type

We originate and purchase both adjustable rate mortgages (“ARMs”) and fixed rate mortgages (“FRMs”). The majority of our FRMs are 30-year mortgages. In turn, our ARM production is divided into two categories: floating ARMs and hybrid ARMs. A floating ARM is a loan on which the interest rate adjusts throughout the life of the loan, either every 6 or every 12-months. A hybrid ARM is a loan on which the interest rate is fixed for the initial 24 to 60-months on the loan term, and thereafter adjusts either every 6 or every 12-months. All of our ARMs adjust with reference to a defined index rate. The interest is determined by adding the “margin” amount to the “index” rate.

The interest rate on ARMs once the initial rate period has lapsed is determined by adding the “margin” amount to the “index” rate. The index most commonly used in our loan programs is the one-month London Inter-Bank Offered Rate (“LIBOR”). The margin is a predetermined percentage that, when added to the index, gives the borrower the rate that will eventually be due. It is common in the beginning stages of an ARM loan to allow the borrower to pay a rate lower than the rate that would be determined by adding the margin to the index. Over time, the rate adjusts upward such that eventually the interest rate the borrower pays will take into account the index plus the entire margin amount.

A substantial portion of our loans contain prepayment penalties. Borrowers who accept the prepayment penalty receive a lower interest rate on their mortgage loan. Borrowers always retain the right to refinance their loan, but may have to pay a charge of up to six-months interest on 80% of the remaining principal when prepaying their loans.

The following table sets forth information about our loan production based on product type (ARMs and FRMs) for the three months ended March 31, 2002 and 2001.

		For the Three Months Ended March 31,
		2002	2001
Product Type
ARMs	ARMs	1.84%	0.05%
	2 year hybrids	29.79%	27.49%
	3 year hybrids	30.35%	15.63%
	5 year hybrids	0.70%	—

	Total ARMs	62.68%	43.17%

FRMs	Fifteen year	5.19%	3.87%
	Thirty year	23.82%	15.09%
	Balloons	5.66%	36.05%
	Other	2.65%	1.82%

	Total FRMs	37.32%	56.83%

Loan Production by Borrower Risk Classification

The following table sets forth information about our loan production by borrower risk classification for the three months ended March 31, 2002 and 2001.

	For the Three Months Ended March 31,
	2002	2001
A+ Credit Loans(1)
Percentage of total purchases and origination	23.08%	12.44%
Combined weighted average initial LTV	76.77%	74.25%
Weighted average credit score	663	678
Weighted average interest rate:
FRMs	7.96%	8.19%
ARMs	8.03%	8.72%
Margin – ARMs	4.77%	4.86%
A Credit Loans(1)
Percentage of total purchases and origination	27.08%	16.54%
Combined weighted average initial LTV	78.36%	80.16%
Weighted average credit score	615	623
Weighted average interest rate:
FRMs	9.21%	9.66%
ARMs	8.51%	9.49%
Margin – ARMs	5.01%	5.43%
A– Credit Loans(1)
Percentage of total purchases and origination	29.78%	37.69%
Combined weighted average initial LTV	80.32%	80.88%
Weighted average credit score	579	581
Weighted average interest rate:
FRMs	9.81%	10.56%
ARMs	9.36%	10.32%
Margin – ARMs	5.48%	5.90%
B Credit Loans(1)
Percentage of total purchases and origination	13.24%	19.36%
Combined weighted average initial LTV	75.51%	76.99%
Weighted average credit score	546	548
Weighted average interest rate:
FRMs	10.78%	11.37%
ARMs	10.04%	10.83%
Margin – ARMs	6.24%	6.37%
C Credit Loans(1)
Percentage of total purchases and origination	5.64%	11.89%
Combined weighted average initial LTV	70.67%	71.82%
Weighted average credit score	535	536
Weighted average interest rate:
FRMs	12.15%	12.42%
ARMs	11.19%	11.59%
Margin – ARMs	6.72%	6.83%
D Credit Loans(1)
Percentage of total purchases and origination	1.18%	2.08%
Combined weighted average initial LTV	59.70%	59.41%
Weighted average credit score	526	527
Weighted average interest rate:
FRMs	12.15%	13.11%
ARMs	12.32%	12.84%
Margin – ARMs	7.35%	7.42%

(1)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

Loan Production by Income Documentation

The following table sets forth information about our loan production based on income documentation for the three months ended March 31, 2002 and 2001.

	For the Three Months Ended March 31,
Income documentation	2002		2001
	% of Originations	Average Credit Score	% of Originations	Average Credit Score
Full documentation	73.19%	597	74.68%	583
Limited documentation	7.23%	621	5.44%	608
Stated income	19.31%	607	19.45%	600
Other	0.27%	606	0.43%	613

Loan Production by Borrower Purpose

The following table sets forth information about our loan production based on borrower purpose for the three months ended March 31, 2002 and 2001.

	For the Three Months Ended March 31,
Borrower Purpose	2002	2001
Cash-out refinance	71.73%	66.99%
Purchase	19.15%	22.05%
Rate or term refinance	9.12%	10.96%

Loan Production Based Upon the Borrower’s Credit Score

The following table sets forth information about our loan production based on borrowers’ credit scores for the three months ended March 31, 2002 and 2001.

	For the Three Months Ended March 31,
	2002	2001
>700	6.83%	5.40%
700 to 651	11.93%	11.52%
650 to 601	25.56%	22.05%
600 to 551	26.16%	27.66%
550 to 501	21.57%	25.13%
≤ 500	1.51%	7.00%
Unavailable	6.44%	1.24%
Average Credit Score (1)	601	588

(1)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

Geographic Distribution

The following table sets forth the percentage of the mortgage loan portfolio at March 31, 2002 and 2001 by state.

	March 31,
	2002	2001
California	24.32%	20.88%
Georgia	6.14%	6.34%
Florida	5.86%	5.05%
Virginia	4.47%	3.25%
Michigan	3.81%	5.22%
Minnesota	3.49%	2.49%
Ohio	3.37%	4.81%
Texas	3.27%	3.67%
New York	2.97%	2.07%
Pennsylvania	2.93%	3.18%
Other	39.37%	43.04%

Total	100.00%	100.00%

Mortgage Loan Coupon and Prepayment Penalties

The following table sets forth information about our securitized mortgage loan portfolio at March 31, 2002 and December 31, 2001.

								Constant Prepayment Rate (Annual Percent)
			Principal	Percent with Prepayment Penalty		Coupon		3 Month		LTD
	Issue Date	Original	Current	Fixed	Arm	Fixed	Arm	Fixed	Arm	Fixed	Arm
		($ in thousands)
March 31, 2002

SASTA 2001-2	8/2/2001	$650,410	$597,190	81.83%	85.38%	9.76%	10.02%	13.36%	19.71%	10.26%	16.08%
SASTA 2001-3	10/11/2001	$699,999	$670,846	75.21%	85.02%	10.04%	9.71%	10.45%	11.66%	10.45%	11.66%
Total

December 31, 2001

SASTA 2001-2	8/2/2001	$650,410	$625,563	81.83%	83.50%	9.79%	10.02%	7.75%	12.98%	7.86%	13.24%
SASTA 2001-3	10/11/2001	$699,999	$692,397	74.53%	84.21%	10.03%	9.72%	—	—	—	—
Total

Consolidated Results

Comparability of Saxon Capital, Inc. and SCI Services, Inc.

Due to the varying time periods caused by our divestiture from Dominion Capital, Inc. and the nuances of changes in securitization structures more fully discussed above, direct comparison of net earnings for Saxon Capital, Inc. versus SCI Services, Inc. will be difficult.

Specifically, the following line items from our statement of operations are impacted by the divestiture or change in securitization structure:

•	Net interest income before provision for loan loss;

•	Provision for loan loss;

•	Gain on securitization;

•	Impairment of residual assets, net; and

•	Impairment of SCI Services, Inc. goodwill.

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

General

We reported net income of $2.0 million for the three months ended March 31, 2002 compared to net income of $10.2 million for the three months ended March 31, 2001. The decrease in net income in 2002 was primarily the result of the move away from gain on sale of loans to portfolio accounting and the increase in the provision for loan losses.

Net Revenues

Net revenues decreased $10.2 million to $25.0 million for the three months ended March 31, 2002, from $35.2 million for the three months ended March 31, 2001. The decrease in net revenues was primarily attributable to our change in securitization structure subsequent to July 5, 2001, as discussed above. After July 5, 2001, we no longer record a gain at the time of securitization and we record interest income and loan loss provision over the life of the mortgage loans.

Net Interest Income After Provision For Loan Losses.

Interest income primarily represents the sum of interest earned on mortgage loans securitized and held prior to securitization, and interest earned on cash collection balances. Interest expense includes the borrowing costs to finance mortgage loan originations and purchases from our securitizations and from our credit facilities used to finance our mortgage loans prior to securitization. For the periods prior to July 6, 2001, the provision for mortgage loan loss includes expenses recorded for losses we incurred for defaults on loans held for sale before their securitization, and for losses incurred on certain defaulted loans repurchased from a securitization due to either noncompliance with certain representations and warranties or to decrease the level of delinquent loans in a securitization to release excess cash flow. For periods subsequent to July 6, 2001, the provision for mortgage loan loss includes expenses recorded for losses we incurred for defaults on loans held prior to securitization and for estimated losses on securitized mortgage loans.

Net interest income after provision for loan losses increased $20.6 million to $17.2 million for the three months ended March 31, 2002, from a loss of $3.4 million for the three months ended March 31, 2001. This increase was due to the following:

Interest Income

Interest income increased $33.6 million to $40.5 million for the three months ended March 31, 2002, from $6.9 million for the three months ended March 31, 2001. The increase in interest income is due primarily from a result of our change in securitization structure, which requires portfolio accounting, as discussed above. We are now recording interest income on our securitized loans and loans held prior to securitization. Prior to July 5, 2001, we only recorded interest income on loans held prior to securitization. Table 1 below represents the average yield on our interest-earning assets for the three months ended March 31, 2002 and 2001, respectively.

Table 1 – Interest Income Yield Analysis Three Months Ended March 31, 2002 compared to March 31, 2001

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	Average Balance	Interest	Average Yield	Average Balance	Interest	Average Yield
	($ in thousands)
Loans held prior to securitization	$456,356	$10,079	8.83%	$246,495	$6,370	10.34%

Securitized loans:
SASTA 2001-2 – gross	608,884	14,752	9.69%	—	—	—
Less amortization	—	(1,279)	(0.84)%	—	—	—
Less advanced interest	—	(815)	(0.54)%	—	—	—

SASTA 2001-2 – net	608,884	12,658	8.31%	—	—	—

SASTA 2001-3 – gross	678,511	16,484	9.72%	—	—	—
Less amortization	—	(447)	(0.26)%	—	—	—
Less advanced interest	—	(939)	(0.55)%	—	—	—

SASTA 2001-3 – net	678,511	15,098	8.91%	—	—	—

SASTA 2002-1 – net	$115,542	$2,504	8.67%	—	—	—

Total interest-earning assets	$1,859,293	$40,339	8.68%	$246,495	$6,370	10.34%

Interest income as a percent of average earning assets(1)			8.55%			N/A

(1)
Calculated using earning assets at the end of the quarter less earning assets at the beginning of the quarter and dividing by two. Amounts for 2001 were not calculated since gain on sale accounting was used prior to July 6, 2001.

Interest Expense

Interest expense increased $10.7 million to $16.2 million for the three months ended March 31, 2002, from $5.5 million for the three months ended March 31, 2001. The increase in interest expense is primarily related to our change in securitization structure, which requires portfolio accounting, as discussed previously. We are now recording interest expense on non-recourse debt used to finance our securitized loans and on recourse warehouse financing prior to securitization. Prior to July 5, 2001, we only recorded interest expense to finance loans held prior to securitization. Table 2 below represents the average yield on our interest-bearing liabilities for the three months ended March 31, 2002 and 2001, respectively.

Table 2 – Interest Expense Yield Analysis Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

	Three Months Ended March 31, 2002			Three Months Ended March 31, 2001
	Average Balance	Interest (1)	Average Yield	Average Balance	Interest (1)	Average Yield
	($ in thousands)
Line of credit	$34,948	$272	3.11%	$69,707	$1,167	6.70%
Repurchase agreements	349,364	2,173	2.49%	171,358	2,733	6.38%
Limited recourse securitization:
SASTA 2001-2 – gross	604,369	5,396	3.57%	—	—	—
Amortization	—	108	0.07%	—	—	—

SASTA 2001-2 – net	604,369	5,504	3.64%	—	—	—

SASTA 2001-3 – gross	678,414	5,397	3.18%	—	—	—
Amortization	—	97	0.06%	—	—	—

SASTA 2001-3 – net	678,414	5,494	3.24%	—	—	—

SASTA 2002-1 – net	170,000	1,799	4.23%	—	—	—
Due to Dominion Capital	—	—	—	118,566	2,044	6.90%
Note payable	25,000	493	8.00%	—	—	—

Total interest-bearing liabilities	$1,862,095	$15,735	3.38%	$359,631	$5,944	6.61%

Interest expense as a percent of average earning assets(2)			3.42%			N/A

(1)	Amount excludes loan buydown and legal fees associated with the facility.
(2)
Calculated using earning assets at the end of the quarter less earning assets at the beginning of the quarter and dividing by two. Amounts for 2001 were not calculated since gain on sale accounting was used prior to July 6, 2001.

Provision for Loan Losses

Provision for loan losses increased $2.3 million to $7.1 million for the three months ended March 31, 2002, from $4.8 for the three months ended March 31, 2001. The increase is a result of our change in securitization structure and required use of portfolio accounting. We are now recording provisions for loan losses on securitized loans for likely losses in the retained portfolio in addition to likely losses in loans held prior to securitization. Before July 5, 2001, we only recorded provision for loan losses for mortgage loans held prior to securitization. Before July 5, 2001, estimated losses for securitized loans were accounted for as a component of our gain on sale of loans.

We did not make any significant changes in our reserve methodologies or assumptions during the first quarter of 2002. There has not been any significant changes in our loan quality or loan concentrations during the first quarter of 2002. We do expect that future delinquencies will increase primarily as a result of the aging of our loan portfolio. Therefore, we expect our future provision for loan losses to increase.

Gain on Sale of loans

Gain on sale of loans decreased $30.3 million to $0.0 million for the three months ended March 31, 2002, from $30.3 million for the three months ended March 31, 2001. This decrease was attributable to our change in securitization structure subsequent to July 5, 2001, as discussed above. After July 5, 2001, we no longer record a gain at the time of securitization and we record interest income and loan loss provision over the life of the mortgage loans.

Servicing Income

Servicing income, net of servicing rights amortization, represents all contractual and ancillary servicing revenue (primarily late fees and electronic payment processing fees) for loans we sold prior to July 6, 2001. Beginning July 6, 2001, contractual servicing fees relating to loans securitized thereafter is a component of interest income due to the move to portfolio accounting. Servicing income, net of servicing rights amortization, decreased $0.5 million to $7.7 million for the three months ended March 31, 2002, from $8.2 million for the three months ended March 31, 2001. The decrease was due primarily to the move to portfolio accounting as stated above. The information relating to the servicing income is shown on Table 3 below:

Table 3 – Servicing Income Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

	Three Months Ended March 31,
	2002	2001
	($ in thousands)
Average servicing portfolio	$6,398,084	$5,816,416
Servicing income	$12,055	$13,268
Amortization of MSRs and prepayment penalties	$4,330	$5,287
Servicing fees (1)(2)(3)	47	50
Prepayment penalty income (1)(3)(4)	8	24
Other servicing income (1)(3)(5)	13	17
Total servicing income (1)(3)	75	91
Amortization of MSRs and prepayment penalties (1)(3)	27	36

(1)	In basis points.

(2)
Includes master servicing fees for the three months ended March 31, 2002 of $0.8 million or 5 basis points. Includes servicing fee income recognized as interest income for the $1.8 billion Saxon Capital, Inc. average portfolio of $1.2 million or 8 basis points off the total portfolio.

(3)	Annualized.

(4)	Prepayment penalty income decreased since July 6, 2001 as the right to prepayment penalty income related to loans securitized prior to July 6, 2001 was retained by Dominion Capital, Inc.

(5)	Includes primarily late fees and electronic processing fees.

Our mortgage loan servicing portfolio, including loans recorded on the consolidated balance sheet, increased $90.0 million to $6.44 billion at March 31, 2002, from $6.35 billion at December 31, 2001. The increase was due primarily to the origination and purchase of mortgage loans and acquisition of $69.3 million of loans during the first quarter 2002.

Expenses

Total expenses decreased $1.9 million to $21.4 million for the three months ended March 31, 2002, from $23.3 million for the three months ended March 31, 2001. The items that impacted this decrease are discussed in greater detail below.

Payroll and Related Expenses.    Payroll and related expenses include salaries, benefits, and payroll taxes for all employees. Payroll and related expenses decreased $0.5 million to $11.9 million for the three months ended March 31, 2002, from $12.4 million for the three months ended March 31, 2001. The decrease was primarily due to lower costs related to non-mortgage origination personnel during 2002, offset by an increase in mortgage loan production employees in 2002 versus 2001.

We expect payroll and related expenses to increase in the future as we increase the number of employees based on loan origination growth and for additional employees needed for being a public company. We employed 938 full-time employees as of March 31, 2002, compared to 811 full-time employees as of March 31, 2001.

General and Administrative Expenses.    General and administrative expenses consist primarily of office rent, insurance, telephone, license fees, legal and accounting fees, travel and entertainment expenses, and advertising and promotional expenses. General and administrative expenses increased $2.1 million to $8.8 million for the three months ended March 31, 2002, from $6.7 million for the three months ended March 31, 2001. The increase was primarily due to increased costs associated with higher mortgage originations. We expect general and administration expenses to increase in future periods as we incur additional costs of being a publicly traded company and to some extent in proportion to future loan origination growth.

Impairment of Residual Assets.    Impairment of residual assets decreased to $0.0 million for the three months ended March 31, 2002 from $2.9 million for the three months ended March 31, 2001. We do not expect to incur any future impairment of residual asset charges since we account for our securitizations under portfolio accounting.

Income Taxes.    We recorded tax expense of $1.5 million and $1.7 million for the three months ended March 31, 2002 and 2001, respectively. We experienced a 43.7% effective tax rate for the three months ended March 31, 2002, compared to a 14.5% effective tax rate for the three months ended March 31, 2001. During the quarter ended March 31, 2001, Dominion Resources Inc., the parent company of Dominion Capital, Inc., recorded a state income tax benefit at the consolidated tax return level that was related to the recognition of net operating losses attributable to impairment writedowns of our assets. We recorded a state income tax benefit of approximately $3.0 million in the first six months of 2001. Due to our divestiture from Dominion Capital, Inc., the aforementioned effective tax rates may not be indicative of future tax rates. If we had not been subject to a consolidated tax return filing with Dominion Resources, Inc. during the three months ended March 31, 2001, our tax benefit would have been reduced by $3.1 million and our effective tax rate would have been 40.6%.

Business Segment Results

The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

Segment revenues and operating income amounts are evaluated and include the economic value of mortgage loans originated, servicing income, other income and expense, and general and administrative expenses. Economic value of mortgage loans originated represents the amount in excess of the segment’s basis in its loan originations that generate a required after tax return of capital.

Certain amounts are not evaluated at the segment level and are included in the segment net operating income reconciliation below. The unallocated gain on securitizations represents the difference between the segment’s economic value of mortgage loans originated and the actual gain on securitization. For periods subsequent to July 6, 2001, the segment’s economic value of mortgage loans originated was required to be eliminated since we now structure our securitizations as financing transactions.

Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

		Predecessor
	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	($ in thousands)
Segment Revenues:
Wholesale	$7,419	$9,562
Correspondent	2,438	5,363
Retail	6,397	5,596
Servicing	7,860	8,749

Total Segment Revenues	$24,114	$29,270

Segment Operating Income:
Wholesale	$3,048	$5,959
Correspondent	989	3,814
Retail	1,155	1,445
Servicing	2,898	4,577

Total Segment Net Operating Income	$8,090	$15,795

Segment Net Operating Income Reconciliation:
Total segment operating income	$8,090	$15,795
Net interest income	24,325	1,367
Provision for loan losses	(7,094)	(4,752)
Unallocated gain on securitizations	—	11,279
Elimination of segment economic value of mortgage loans originated	(15,930)	—
Unallocated shared general and administrative expenses	(5,866)	(8,897)
Residual losses	—	(2,909)

Total consolidated income before taxes	$3,525	$11,883

Wholesale—Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Wholesale segment revenues decreased $2.2 million to $7.4 million for the three months ended March 31, 2002 compared to $9.6 million for the three months ended March 31, 2001. The decrease was due primarily to a lower gain on securitizations for the three months ended March 31, 2002, of which $3.0 million of the decrease was related to a decreasing interest rate environment, offset by $0.8 million related to an increase in volume.

Wholesale segment net operating income decreased $3.0 million to $3.0 million for the three months ended March 31, 2002 compared to $6.0 million for the three months ended March 31, 2001. The decrease was due to lower segment revenues of $2.2 million and $0.8 million overall higher general and administrative costs.

The following table sets forth selected information about our wholesale loan originations for the three months ended March 31, 2002 and 2001:

	For the Three Months Ended March 31,
	2002	2001
	($ in thousands)
Loan originations	$225,384	$202,511
Average principal balance per loan	$134.4	$96.9
Combined weighted average initial LTV	78.60%	79.30%
Percentage of first mortgage loans owner occupied	92.84%	93.67%
Percentage with prepayment penalty	78.98%	80.80%
Weighted average credit score (1)	596	585
Percentage FRMs	20.14%	64.21%
Percentage ARMs	79.86%	35.79%
Weighted average interest rate:
FRMs	9.48%	10.57%
ARMs	9.23%	10.72%
Margin – ARMs (2)	5.40%	5.79%

(1)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.
(2)	The gross margin is the factor by which the interest rate can fluctuate.

The following table highlights the net cost to produce loans for our wholesale channel for the three months ended March 31, 2002 and 2001:

	For the Three Months Ended March 31,
	2002	2001
Fees collected (1)	45	41
General and administrative costs (1)(2)	(283)	(269)
Premium paid (1)	(94)	(130)

Net cost to produce (1)(3)	(332)	(358)

(1)	In basis points.

(2)	Excludes corporate overhead costs and the impact of net deferred origination costs of 89 basis points and 92 basis points, respectively. Includes depreciation expense.

(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by volume.

Correspondent—Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Correspondent segment revenues decreased $3.0 million to $2.4 million for the three months ended March 31, 2002 compared to $5.4 million for the three months ended March 31, 2001. The decrease was due primarily to a lower gain on securitizations for the three months ended March 31, 2002, of which $2.3 million of the decrease was related to a decreasing interest rate environment and $0.7 million related to a decrease in volume.

Correspondent segment net operating income decreased $2.8 million to $1.0 million for the three months ended March 31, 2002 compared to $3.8 million for the three months ended March 31, 2001. The decrease was due to lower segment revenues of $3.0 million offset by a decrease in general and administrative expenses of $0.2 million.

The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the three months ended March 31, 2002 and 2001:

	For the Three Months Ended March 31,
	2002	2001
	($ in thousands)
Loan originations (1)	$78,551	$148,802
Average principal balance per loan	$109.5	$108.3
Combined weighted average initial LTV	77.01%	77.00%
Percentage of first mortgage loans owner occupied	92.68%	93.31%
Percentage with prepayment penalty	57.38%	89.52%
Weighted average credit score (2)	579	572
Percentage FRMs	48.15%	23.48%
Percentage ARMs	51.85%	76.52%
Weighted average interest rate:
FRMs	9.71%	10.89%
ARMs	9.66%	10.56%
Margin – ARMs (3)	6.21%	6.40%

(1)	Amount for the three months ended March 31, 2002 includes $41.3 million in correspondent bulk purchases from SASTA 96-2 pursuant to the clean up provision of the trust.
(2)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.
(3)	The gross margin is the factor by which the interest rate can fluctuate.

The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the three months ended March 31, 2002 and 2001:

	For the Three Months Ended March 31,
	2002	2001
	($ in thousands)
Loan originations	$83,123	$61,920
Average principal balance per loan	$132.0	$106.0
Combined weighted average initial LTV	72.73%	74.37%
Percentage of first mortgage loans owner occupied	96.50%	95.57%
Percentage with prepayment penalty	86.06%	84.42%
Weighted average credit score (1)	606	584
Percentage FRMs	44.36%	69.98%
Percentage ARMs	55.64%	30.02%
Weighted average interest rate:
FRMs	9.10%	10.70%
ARMs	9.69%	10.37%
Margin – ARMs (2)	5.41%	5.45%

(1)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.
(2)	The gross margin is the factor by which the interest rate can fluctuate.

The following table highlights the net cost to produce loans for our correspondent channel through bulk delivery for the three months ended March 31, 2002 and 2001:

	For the Three Months Ended March 31,
	2002	2001
General and administrative costs (1)(2)	(80)	(63)
Premium paid (1)	(157)	(331)

Net cost to produce (1)(3)	(237)	(394)

(1)	In basis points.
(2)	Excludes corporate overhead costs. Includes depreciation expense.
(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by volume.

The following table highlights the net cost to produce loans for our correspondent channel through flow delivery for the three months ended March 31, 2002 and 2001:

	For the Three Months Ended March 31,
	2002	2001
Fees collected (1)	13	12
General and administrative costs (1)(2)	(101)	(99)
Premium paid (1)	(212)	(246)

Net cost to produce (1)(3)	(300)	(333)

(1)	In basis points.
(2)	Excludes corporate overhead costs. Includes depreciation expense.
(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by volume.

Retail—Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Retail segment revenues increased $0.8 million to $6.4 million for the three months ended March 31, 2002 compared to $5.6 million for the three months ended March 31, 2001. The increase was due primarily to a higher gain on securitizations of $2.4 million for the three months ended March 31, 2002, of which $0.3 million of the increase was related to a decreasing interest rate environment and $2.1 million of the increase was related to an increase in volume. The increased gain on securitizations of $2.4 million was offset by lower origination fees of $1.6 million during the three months ended March 31, 2002.

Retail segment net operating income decreased $0.2 million to $1.2 million for the three months ended March 31, 2002 compared to income of $1.4 million for the three months ended March 31, 2001. The decrease was due to $1.0 million in higher general and administrative costs related to the expansion of the branch network and call center, offset by higher segment revenues of $0.8 million.

The following table sets forth selected information about our retail loan originations for the three months ended March 31, 2002 and 2001:

	For the Three Months Ended March 31,
	2002	2001
	($ in thousands)
Loan originations	$133,508	$86,644
Average principal balance per loan	$126.1	$114.3
Combined weighted average initial LTV	79.04%	77.33%
Percentage of first mortgage loans owner occupied	95.65%	94.71%
Percentage with prepayment penalty	77.04%	81.57%
Weighted average credit score (1)	612	623
Percentage FRMs	55.47%	87.41%
Percentage ARMs	44.53%	12.59%
Weighted average interest rate:
FRMs	8.47%	9.14%
ARMs	8.70%	10.08%
Margin – ARMs (2)	5.45%	6.48%

(1)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the factor by which the interest rate can fluctuate.

The following table highlights the net cost to produce loans for our retail channel for the three months ended March 31, 2002 and 2001:

	For the Three Months Ended March 31,
	2002	2001
Fees collected (1)	244	276
General and administrative costs (1)(2)	(504)	(571)

Net cost to produce (1)(3)	(260)	(295)

(1)	In basis points.

(2)	Excludes corporate overhead costs and the impact of net deferred origination costs of 111 basis points and 92 basis points, respectively. Includes depreciation expense.

(3)	Defined as general and administrative costs, net of fees collected, divided by volume.

Servicing

Our Delinquency and Loss Experience

The following tables set forth information about the delinquency and loss experience of our mortgage loan portfolio and the mortgage loans we service (which are primarily loans we have originated or purchased and have been or will be securitized for the periods indicated.)

	March 31,
	($ in thousands)
	2002		2001
Total Delinquencies and Loss Experience(1)	Saxon Capital, Inc. Portfolio	Total Servicing Portfolio	Saxon Capital, Inc. Portfolio (2)	Total Servicing Portfolio
Total outstanding principal balance (at period end)	$2,124,634	$6,440,863	—	$6,031,528
Delinquency (at period end):
30-59 days:
Principal balance	$113,992	$464,462	—	$367,831
Delinquency percentage	5.37%	7.21%	—	6.10%
60-89 days:
Principal balance	$33,858	$125,867	—	$92,110
Delinquency percentage	1.59%	1.95%	—	1.53%
90 days or more:
Principal balance	$24,489	$112,362	—	$30,573
Delinquency percentage	1.15%	1.74%	—	0.51%
Bankruptcies (3):
Principal balance	$20,450	$233,112	—	$185,151
Delinquency percentage	0.96%	3.62%	—	3.07%
Foreclosures:
Principal balance	$40,040	$253,821	—	$220,143
Delinquency percentage	1.88%	3.94%	—	3.65%
Real Estate Owned:
Principal balance	$6,104	$119,233	—	$83,597
Delinquency percentage	0.29%	1.85%	—	1.39%
Total Seriously Delinquent (4)	5.59%	12.42%	—	9.56%
Net losses on liquidated loans	$680	$24,873	—	$16,147
Percentage of losses on liquidated loans (5)	0.13%	1.54%	—	1.07%

(1)	Includes all loans serviced by Saxon Capital, Inc.

(2)	Saxon Capital, Inc. began structuring their securitizations as financing transactions beginning July 6, 2001; therefore there were no portfolio balances prior to July 6, 2001.

(3)	Bankruptcies include loans that are contractually current.

(4)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(5)	Annualized.

	March 31,
	($ in thousands)
	2002		2001
Bankruptcy Delinquencies and Loss Statistics(1)	Saxon Capital, Inc. Portfolio	Total Servicing Portfolio	Saxon Capital, Inc. Portfolio (2)	Total Servicing Portfolio
Contractually current bankruptcies:
Principal balance	$5,051	$34,119	—	$26,973
Delinquency percentage	0.24%	0.53%	—	0.45%
Bankruptcy delinquency (at period end) (3):
30-59 days:
Principal balance	$803	$9,658	—	$7,459
Delinquency percentage	0.04%	0.15%	—	0.12%
60-89 days:
Principal balance	$2,381	$9,884	—	$5,719
Delinquency percentage	0.11%	0.15%	—	0.09%
90 days or more:
Principal balance	$12,215	$179,451	—	$145,000
Delinquency percentage	0.57%	2.79%	—	2.40%
Total bankruptcy delinquencies:
Principal balance	$15,399	$198,993	—	$158,178
Delinquency percentage	0.72%	3.09%	—	2.61%

(1)	Includes all loans serviced by Saxon Capital, Inc.

(2)	Saxon Capital, Inc. began structuring their securitizations as financing transactions beginning July 6, 2001; therefore there were no portfolio balances prior to July 6, 2001.

(3)	Delinquencies are measured versus contractual due dates. Payments that are less than the contractual amount, even if made under a court plan are reported as delinquent.

In addition to servicing mortgage loans that we originate or purchase, we service mortgage loans for other lenders and investors. Our loan servicing portfolio as of March 31, 2002 is summarized below:

	Number of Loans	Principal Balance	Average Balance
	($ in thousands)
Private Investors (1)	39,931	$3,589,336	$89.9
Saxon Capital, Inc. (2)	17,858	2,124,634	119.0
Credit Suisse First Boston	3,560	444,808	124.9
Dynex Capital, Inc.	1,271	134,940	106.2
Greenwich Capital, Inc.	1,120	76,870	68.6
Fannie Mae, Freddie Mac, and Ginnie Mae	1,576	45,715	29.0
Various government entities and other investors	641	24,560	38.3

Total	65,957	$6,440,863	$97.7

(1)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

(2)	Includes loans securitized by Saxon Capital, Inc. from July 6, 2001 to December 31, 2001.

Our Delinquency and Loss Experience

Delinquency by Credit Grade by Year Funded(1)(2)

	Original Balance	Current Balance	Percentage of Original Remaining	Percentage 60+ Days Delinquent(3)						Cumulative Loss Percentage (4)
Year				A+/A	A-	B	C	D	Total
	($ in thousands)
1996	$741,645	$63,599	8.6%	11.05%	18.60%	13.17%	32.94%	—	13.77%	1.52%
1997	$1,769,538	$234,824	13.2%	8.62%	14.32%	14.47%	28.05%	20.16%	13.50%	2.52%
1998	$2,084,718	$553,361	26.5%	6.59%	15.59%	22.04%	28.80%	32.48%	14.48%	2.55%
1999	$2,381,387	$1,107,001	46.5%	9.27%	16.55%	22.24%	29.18%	37.06%	17.87%	1.93%
2000	$2,078,637	$1,314,981	63.3%	8.19%	15.55%	21.08%	31.09%	43.43%	18.57%	0.87%
2001	$2,364,234	$1,960,739	82.9%	3.15%	8.45%	11.45%	16.78%	21.83%	8.08%	0.07%
2002	$480,067	$395,883	82.5%	—	0.24%	0.24%	1.61%	—	0.20%	—

(1)	Includes loans originated by Saxon Capital, Inc. and Predecessor.

(2)	As of March 31, 2002.

(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(4)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Servicing segment revenues decreased $0.8 million to $7.9 million for the three months ended March 31, 2002 compared to $8.7 million for the three months ended March 31, 2001. The decrease was due primarily to lower third party servicing income for the three months ended March 31, 2002.

Servicing segment net operating income decreased $1.7 million to $2.9 million for the three months ended March 31, 2002 compared to $4.6 million for the three months ended March 31, 2001. The decrease was due to lower segment revenues of $0.8 million and by $0.9 million in higher general and administrative expenses related to the increase in the servicing portfolio.

Financial Condition

March 31, 2002 Compared to December 31, 2001

Mortgage loans held prior to securitization decreased to $262.6 million at March 31, 2002, from $370.0 million at December 31, 2001. This decrease was the result of the timing of our securitizations.

Securitized loans increased to $2.2 billion at March 31, 2002, from $1.4 billion at December 30, 2001. This increase was the result of the execution of the $900.0 million asset backed securitization during the first quarter 2002, offset by payoffs, prepayments, and losses during the quarter.

MSRs decreased to $29.5 million at March 31, 2002, from $33.8 million at December 31, 2001. The decrease was due to amortization of servicing rights of $4.3 million during the first quarter 2002. After July 6, 2001 our securitizations are structured as financing, and servicing assets are not recorded related to those transactions.

Warehouse financing decreased $113.9 million to $169.5 million at March 31, 2002, from $283.4 million at December 31, 2001. This decrease was the result of the timing of our securitizations.

Limited recourse securitization financing increased to $2.2 billion at March 31, 2002 from $1.3 billion at December 31, 2001. This increase was the result of the execution of the $900.0 million asset backed securitization during the first quarter 2002.

Stockholders’ equity increased $2.2 million to $254.2 million at March 31, 2002, from $252.0 million at December 31, 2001. The increase in stockholders’ equity is due primarily to net income of $2.0 million for the three months ended March 31, 2002 and the issuance of common stock under the Employee Stock Purchase Plan.

Liquidity and Capital Resources

As a mortgage lending company, we need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. Currently, our primary cash requirements include the funding of:

•	mortgage originations and purchases pending their pooling and securitization,

•	the points and expenses paid in connection with the acquisition of correspondent and wholesale loans,

•	ongoing general and administrative expenses,

•	overcollateralization requirements on our ABS securitzations,

•	servicing advances,

•	interest expense on our warehouse lines of credit,

•	fees, expenses, and tax payments incurred in connection with our securitization program,

•	hedge losses,

•	margin requirements on hedging instruments.

We fund these cash requirements with cash received from:

•	borrowings secured by our mortgage loan portfolio and servicing advances,

•	principal and interest collections on our mortgage loan portfolio,

•
cash distributions from our securitizations after July 6, 2001 (in conjunction with our divestiture, Dominion Capital will receive all residual cash flows from prior securitizations, excluding servicing fees),

•	servicing fees and other servicing income,

•	points and fees collected from the origination of retail and wholesale loans, and

•	our issuance of equity and debt securities.

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

Another component of our liquidity strategy is to have sufficient working capital to enable us to fund operating cash flow requirements until our mortgage portfolio generates sufficient cash flows to cover our operating requirements. As of March 31, 2002, we have approximately $143 million of working capital. We anticipate using a substantial portion of this working capital to build our mortgage portfolio so that it generates sufficient cash flows to cover our operating requirements. We cannot be certain as to the amount or timing of the working capital that we will require for us to build our portfolio so that it will generate sufficient cash flows, as this can be impacted by several issues, including a prolonged economic downturn or recession, fluctuations in interest rates, and management’s short-term and long-term planning horizons.

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

To accumulate loans for securitization, we borrow money on a short-term basis through secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans that are not securitized, we also use committed facilities to finance the advances required by our servicing contracts. As of March 31, 2002, we had $104.5 million of servicing advances, of which none was financed.

When we acquired SCI Services, we entered into new credit agreements and re-negotiated the terms and conditions of four of our old credit agreements. These agreements require us to comply with various customary operating and financial covenants and cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. We believe that we were in compliance with all such covenants under these agreements as of March 31, 2002. Failure to meet or satisfy any of these covenants, financial ratios, or financial tests could result in an event of default under these agreements. These agreements also contain cross-default provisions, so that if a default occurs under any agreement, the lenders could elect to declare all amounts outstanding under all of our agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings under these agreements. Our ability to meet those financial ratios and satisfy financial tests may be affected by general economic conditions. For example: an overall decline in residential mortgage interest rates may tend to accelerate refinancings of our loans, tending to reduce the value and performance of our residual interests in our securitization trusts; an economic recession or increase in unemployment levels may adversely affect the performance of our loan portfolio; or an overall decline in the value of mortgage loan collateral within the capital markets of the United States may reduce or eliminate the amount of credit available to us through these facilities. We cannot assure you that we will continue to be able to meet those financial ratios and satisfy those financial tests.

Warehouse and Repurchase Facilities.    There have been no changes to our warehouse and repurchase facilities during the first quarter 2002, except for the CSFB Warehouse Facility, which now provides us with the ability to borrow against mortgage loans, including wet collateral, at the lesser of 95% of the fair market value of the mortgage loans and 98% of the par amount of the mortgage loans. At March 31, 2002 we had committed revolving warehouse and repurchase facilities in the amount of $1.4 billion. Of the $1.4 billion of committed revolving warehouse and repurchase facilities, $700 million, $30 million, $140 million, $250 million and $250 million expire on June 27, 2002, July 2, 2002, December 10, 2002, March 1, 2003, and March 21, 2003, respectively.

Contractual Obligations and Commercial Commitments

The following tables summarize our contractual obligations by payment due date and commercial commitments by expiration dates as of March 31, 2002.

Payments Due by Period ($ in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Warehouse financing facility – line of credit	$71,254	$71,254	$—	$—	$—
Warehouse financing facility – repurchase agreements	98,226	98,226	—	—	—
Limited recourse securitization financing (1)	2,191,545	518,339	868,769	398,453	405,984
Note payable	25,000	—	—	25,000	—
Capital lease obligations	78	31	47	—	—
Operating leases	22,143	5,694	9,281	4,445	2,723

Total contractual cash obligations	$2,408,246	$693,544	$878,097	$427,898	$408,707

(1)	Amounts listed are bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

Other Commercial Commitments	Amount of Commitment Expiration Per Period ($ in thousands)

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years

Warehouse financing facility – line of credit	$140,000	$140,000	$—	$—	$—
Warehouse financing facility – repurchase agreements	1,230,000	1,230,000	—	—	—

Total commercial commitments	$1,370,000	$1,370,000	$—	$—	$—

Cash Flows

For the three months ended March 31, 2002, we had operating cash flows of $2.9 million, compared to negative operating cash flows of $26.6 million for the three months ended March 31, 2001. Operating cash flows, as presented in our consolidated statements of cash flows, exclude the net proceeds from or repayments of mortgage warehouse financing.

Other Matters

Impact of New Accounting Standards

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have an impact on the financial position, results of operations, or cash flows of the Company.

Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated results of operations and financial position.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Credit Risk Management

We seek to reduce credit risk through

•	the review of each mortgage loan before origination or purchase to ensure that it meets our underwriting guidelines;

•	use of early intervention, proactive collection, and loss mitigation techniques in the servicing process;

•	maintenance of appropriate capital and reserve levels;

•	obtaining representations and warranties, to the extent possible, from our correspondents; and

•	analysis of performance trends of our portfolio and our peers to ensure the underwriting guidelines are consistent with our risk tolerances and rate of return requirements.

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

The measurement of interest rate risk is meaningful only when all related risk items are aggregated and the net positions are identified. Financial instruments that we use to manage interest rate sensitivity include: interest rate swaps, caps and floors; financial futures and forwards; and financial options (called hedges). Historically, we measured the sensitivity of the current fair value of our mortgage loans held prior to securitization, mortgage loan commitments, securitized mortgage loans, and all hedge positions to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained interest rate movements in 50 basis point increments across the yield curve. We estimated the fair value of our collateral assuming there would be no changes in interest rates from those at period end. Once we established the base case, we projected cash flows for each of the defined interest rate scenarios. Those projections were then compared with the base case to determine the estimated change to the fair value of our collateral and hedges. The table below illustrates the simulation analysis of the impact of a 100 and 200 basis point parallel shift in the yield curve upward or downward in interest rates on the fair value of our collateral and hedges at March 31, 2002.

Interest rate simulation sensitivity analysis

Changes in fair value that are stated below are derived based upon a parallel shift in the yield curve over a 24 month period. The base yield curve used in this analysis is the forward curve posted upon the close of business March 31, 2002 (1):

	Increase		Decrease
	+100 Bp	+200 Bp	-100 Bp	-200 Bp
Change in fair value of fixed rate mortgage loans held prior to securitization	$(3,835,716)	$(7,671,433)	$3,835,716	$7,671,433
Change in fair value of hedges related to fixed rate mortgage loans held prior to securitization	2,830,362	5,660,724	(2,830,362)	(5,660,724)
Change in fair value of securitized mortgage loans	(34,556,380)	(69,112,760)	34,556,380	69,112,760
Change in fair value of hedges related to securitized mortgage loans	11,827,623	19,823,131	(5,746,183)	(12,070,324)

Net change	$(23,734,111)	$(51,300,338)	$29,815,551	$59,053,145

(1)
The forward yield curve produces an interpolated 30 day LIBOR rate of 1.9% one month from March 31, 2002; 4.5% one year from March 31, 2002; 5.7% two years from March 31, 2002; and 6.8% five years from March 31, 2002.

Changes in fair value that are stated below are derived based upon immediate and parallel shifts in the yield curve. The base yield curve used in this analysis is the forward curve posted upon the close of business December 31, 2001:

	Increase		Decrease
	+100 Bp	+200 Bp	-100 Bp	-200 Bp
Change in fair value of fixed rate mortgage loans held prior to securitization	$(6,450,218)	$(12,900,436)	$6,450,218	$12,900,436
Change in fair value of hedges related to fixed rate mortgage loans held prior to securitization	1,600,000	3,200,000	(1,600,000)	(3,200,000)
Change in fair value of securitized mortgage loans	(28,106,200)	(56,212,400)	28,106,200	56,212,400
Change in fair value of hedges related to securitized mortgage loans	13,860,624	25,285,624	(10,625,966)	(20,983,299)

Net change	$(19,095,794)	$(40,627,212)	$22,330,452	$44,929,537

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

Managing Interest Rate Risk With Derivative Instruments

We do not intend to implement any new derivative activity that, when aggregated into our total interest rate exposure, would cause us to exceed our established interest rate risk limits. We will use financial futures, forwards, and options contracts provided that:

•	the transactions occur in a market with a size that reasonably ensures sufficient liquidity;

•	the contract is traded on an approved exchange or, in the case of over-the-counter option contracts, is transacted with credit-appointed counterparty; and

•	the types of contracts have been authorized for use by our hedge committee.

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

Part II.    Other Information

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc. (1)

3.2	Amended and Restated Bylaws of Saxon Capital, Inc. (1)

4.1	Form of Common Stock Certificate (1)

4.2
Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1
Pooling and Servicing Agreement, dated as of September 1, 2001, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Meritech Mortgage Services, Inc., as servicer and Bankers Trust Company, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated September 27, 2001).

10.2
Pooling and Servicing Agreement, dated as of March 1, 2002, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Meritech Mortgage Services, Inc., as servicer and Bankers Trust Company, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated March 14, 2002).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-71052) declared effective by the SEC on January 14, 2002.

(b)	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAXON CAPITAL, INC.

Dated: May 14, 2002	By: /s/ Michael L. Sawyer Michael L. Sawyer Chief Executive Officer (authorized officer of registrant)

Dated: May 14, 2002	By: /s/ Robert G. Partlow Robert G. Partlow Chief Financial Officer and Treasurer (principal financial officer)