Form 10-Q
period 2002-06-30
SAXON CAPITAL INC
filed 2002-08-14
CIK 1160425

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ______________

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

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   Yes  ☒  No ☐

As of July 31, 2002, there were 28,101,245 shares of our common stock, par value $0.01 per share, outstanding.

This document is available on Saxon Capital Inc.’s web site at www.saxoncapitalinc.com.

SAXON CAPITAL, INC.

		Page

PART I – Financial Information

Item 1. Financial Statements

	Condensed Consolidated Balance Sheets at June 30, 2002 (Unaudited) and December 31, 2001	3

	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 (Saxon Capital, Inc.) (Unaudited) and the three and six months ended June 30, 2001 (SCI Services, Inc.) (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the six months Ended June 30, 2002 (Saxon Capital, Inc.) (Unaudited) and the six months ended June 30, 2001 (SCI Services, Inc.) (Unaudited)		5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	61

PART II – Other Information

Item 1.	Legal Proceedings	65

Item 2.	Changes in Securities and Use of Proceeds	65

Item 3.	Defaults Upon Senior Securities	65

Item 4.	Submission of Matters to a Vote of Security Holders	65

Item 5.	Other Information	65

Item 6.	Exhibits and Reports on Form 8-K	66

Part I.  Financial Information

Item 1.  Financial Statements

Saxon Capital, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except for share data)

	June 30, 2002 (unaudited)	December 31, 2001

Assets:
Cash	$932	$5,629
Accrued interest receivable on unsecuritized mortgage loans	3,022	1,958
Mortgage loan portfolio:
Mortgage loans held prior to securitization	583,425	370,038
Securitized loans	2,130,207	1,371,816

Gross mortgage loan portfolio	2,713,632	1,741,854
Loan loss reserve	(36,630)	(21,327)

Net mortgage loan portfolio	2,677,002	1,720,527

Servicing related advances, net	99,361	104,796
Mortgage servicing rights, net	25,503	33,847
Deferred tax asset	14,600	11,772
Other assets	31,091	20,820

Total assets	$2,851,511	$1,899,349

Liabilities and Stockholders’ Equity:
Liabilities:
Accrued interest payable	$959	$289
Warehouse financing	487,719	283,370
Securitization financing	2,065,573	1,329,568
Note payable	25,000	25,000
Other liabilities	12,967	9,124

Total liabilities	2,592,218	1,647,351

Commitments and contingencies	—	—

Stockholders’ Equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 28,101,245 and 28,050,100 shares issued and outstanding, respectively	281	281
Additional paid-in capital	258,257	258,004
Retained earnings (accumulated deficit)	755	(6,287)

Total stockholders’ equity	259,293	251,998

Total liabilities and stockholders’ equity	$2,851,511	$1,899,349

The accompanying notes are an integral part of these financial statements.

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for share data)
 (unaudited)

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues:
Interest income	$50,543	$7,513	$91,089	$14,419
Interest expense	(20,382)	(5,423)	(36,621)	(10,962)

Net interest income	30,161	2,090	54,468	3,457
Provision for loan losses	(7,987)	(2,993)	(15,081)	(7,745)

Net interest income after provision for loan losses	22,174	(903)	39,387	(4,288)
Gain on sale of loans	232	3,396	232	33,738
Servicing income, net of amortization	7,462	8,570	15,187	16,785

Total net revenues	29,868	11,063	54,806	46,235
Expenses:
Payroll and related expenses	12,274	10,679	24,153	23,072
General and administrative expenses	8,846	8,835	17,652	15,492
Depreciation and amortization	394	1,764	684	3,669
Impairment of assets, net	—	49,681	—	52,590
Other expense (income)	357	(1,356)	795	(1,931)

Total expenses	21,871	69,603	43,284	92,892
Income (loss) before taxes	7,997	(58,540)	11,522	(46,657)
Income tax expense (benefit)	2,940	(20,848)	4,480	(19,121)

Net Income (Loss)	$5,057	$(37,692)	$7,042	$(27,536)

Earnings Per Common Share:(1)
Average common shares – basic	28,088,753	28,050,100	28,079,960	28,050,100
Average common shares – diluted	29,692,793	28,050,100	29,375,574	28,050,100
Basic earnings per common share	$0.18	$(1.34)	$0.25	$(0.98)
Diluted earnings per common share	$0.17	$(1.34)	$0.24	$(0.98)

(1)

Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued at the end of the period were outstanding throughout the periods presented.

                 The accompanying notes are an integral part of these financial statements.

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001

Operating Activities:
Net income (loss) from operations	$7,042	$(27,536)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	7,439	15,794
Deferred income tax (benefit) expense	(2,828)	10
Permanent impairment on assets	—	52,590
Purchase and origination of mortgage loans, including premiums	—	(1,209,283)
Proceeds from securitization of mortgage loans	—	661,456
Principal collections and liquidations on mortgage loans	—	11,140
Interest-only residual assets retained from securitizations	—	(37,509)
Cash received from residuals	—	25,542
Payments received on subordinate bonds	—	462
Provision for loan losses	15,081	7,745
Charge-off of mortgage loans	(3,025)	(6,095)
Provision for advanced interest losses	3,247	—
Net increase in fair value of mortgage loans and related derivative instruments	(16,721)	—
Decrease (increase) in servicing related advances	5,435	(56,267)
Increase in accrued interest receivable on securitized loans	(5,571)	—
Increase in accrued interest payable on securitization financing	1,713	—
Net change in other assets and other liabilities	(2,672)	(12,458)

Net cash provided by (used in) operating activities	9,140	(574,409)

Investing Activities:
Origination of mortgage loans	(1,148,342)	—
Principal payments on loans	171,304	—
Proceeds from the sale of mortgage loans	21,031	—
Acquisition of mortgage servicing rights	—	(8,230)
Net capital expenditures	(1,997)	(3,791)

Net cash used in investing activities	(958,004)	(12,021)

Financing Activities:
Securitization financing:
Proceeds from issuance of securitization financing	921,689	—
Principal payments on securitization financing	(182,446)	—
Proceeds from warehouse financing, net	204,349	520,190
Proceeds received from issuance of stock	575	—
Repayment of note	—	(9,500)
Contributions from parent	—	77,300

Net cash provided by financing activities	944,167	587,990

Net (decrease) increase in cash	(4,697)	1,560
Cash at beginning of period	5,629	435

Cash at end of period	$932	$1,995

Supplemental Cash Flow Information:
Cash paid for interest	$40,894	$10,728
Cash paid (refunds received) for taxes	$4,928	$(2,475)
Non-Cash Financing Activities:
Securitization of mortgage loans, net of basis adjustments	$917,710	—

The accompanying notes are an integral part of these financial statements.

Notes to the Condensed Consolidated Financial Statements
June 30, 2002 (unaudited)

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

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring accruals, necessary for a fair statement of Saxon Capital, Inc.’s financial condition at June 30, 2002 and December 31, 2001, the results of Saxon Capital, Inc.’s and SCI Services, Inc.’s operations for the three and six months ended June 30, 2002 and 2001, and Saxon Capital, Inc.’s and SCI Services, Inc.’s cash flows for the six months ended June 30, 2002 and 2001.  The results of operations and other data for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2002.  The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Saxon Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

          The Company, through its wholly-owned subsidiaries Saxon Mortgage, Inc. (“Saxon Mortgage”) and America’s MoneyLine, Inc. (“America’s MoneyLine”) is licensed to originate loans or is exempt from licensing requirements, in 49 states.  Its activities consist primarily of originating and purchasing single–family residential mortgage loans and home equity loans through three production channels—brokers, correspondents, and direct consumers.  The Company may also, from time to time, purchase loans from pre-divesture securitizations pursuant to the clean-up call provisions of the trusts.  In addition, the Company, through its wholly–owned subsidiary Saxon Mortgage Services, Inc., formerly Meritech Mortgage Services, Inc. (“Saxon Mortgage Services”), services and sub–services single–family mortgage loans throughout the country that primarily have been purchased or originated by the Company.  The Company, headquartered in Glen Allen, Virginia, has operation centers in Fort Worth, Texas and Foothill Ranch, California and 19 branch offices located throughout the country at June 30, 2002.  The focus of the Company is on originating, purchasing and securitizing loans to homebuyers who generally do not meet the underwriting guidelines of one of the government–sponsored agencies such as Freddie Mac, Fannie Mae, and Ginnie Mae.  Loans originated or purchased by the Company are extended on the basis of equity in the borrower’s property and the creditworthiness of the borrower.  The Company accumulates such loans in its warehouse until a sufficient volume has been reached to securitize into an asset–backed security.

          The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries.  All  intercompany balances and transactions have been eliminated in consolidation.

          (b)     Use of Estimates

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The recorded balances most affected by the use of estimates are allowance for loan losses, hedging activities, valuation of servicing rights, and the impairment assessment of goodwill.

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

          (d)     Securitization of Mortgage Loans

          The Predecessor structured its securitizations as a sale of the loans, with a corresponding one-time recognition of gain or loss.  As a result of this accounting treatment, the mortgage loans were removed from the  balance sheet at the time of securitization except for certain residual interests retained in the Predecessor’s securitizations.

          After July 6, 2001, the Company has structured securitizations as financing transactions.   These securitizations do not meet the qualifying special purpose entity criteria because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by the Company.  Also, the Company, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled.  Accordingly, following a securitization, the mortgage loans remain on the balance sheet and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans.  The Company now records interest income on the mortgage loans and interest expense on the debt securities issued in the securitization over the life of the debt obligations, instead of recognizing a gain or loss upon completion of the securitization.

          The Company records the principal balance of the loans on a scheduled basis as compared to the loans’ actual balance, which does not have a significant impact on the Company’s financial statement presentation.  Accordingly, principal or interest that is delinquent is included as a component of Servicing Advances on the consolidated balance sheets.  The amount of advanced interest is evaluated as a component of the allowance for loan loss valuation.

          (e)     Called Loans

          Called loans represent the clean-up calls on older SASTA securitization that the Company may purchase from Dominion Capital, Inc.  A clean-up call is the option to purchase the outstanding loans from a securitization when the amount falls to a level at which the cost to service those loans exceeds the benefits received, typically 10% of the original principal balance.  The Company purchases the loans at their fair value.  Upon the call, the Company will either securitize the loans or sell certain loans that may not fit into the securitization structure.

          (f)     Provision for Loan Loss

          The Company periodically evaluates the adequacy of reserves for credit losses on its loans.  In addition, the Company reviews the overall delinquency of the loans and determines the need for additional reserves.  Provision for loan losses on mortgage loans is made in an amount to maintain loss reserves at an appropriate level  for currently existing probable losses of principal, interest and fees, for uncollected and advanced interest, and unamortized basis adjustments.  Provision amounts are charged as a current period expense to operations.  The Company defines a loan as impaired at the time the loan becomes 30 days delinquent under its payment terms.  Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status, applying our historical loss experience, and other relevant industry and economic data.  Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of the Company’s control and due to the characteristics of the portfolio and migration into various credit risks, such as mortgagee payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.  For mortgage loans held prior to securitization, carrying values are written down to net realizable value when the loan is foreclosed, deemed uncollectible, and transferred to real estate owned.

          (g)     Real Estate Owned

          Real estate acquired through foreclosure is recorded at the lower of cost or fair value less estimated costs to sell.  These values are periodically reviewed and write-downs are recorded, if appropriate.  Costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred.  The balance of real estate owned at June 30, 2002 and December 31, 2001 was $1.8 million and $2.0 million, respectively, and is included in other assets on the Condensed Consolidated Balance Sheets.

          (h)     Interest Income

          The Company earns interest income on mortgage loans held prior to securitization and securitized loans as contractually due on the mortgage loan.  The Company does not accrue more than three months of interest on mortgage loans at any given point of time.  Interest accrued on mortgage loans held prior to securitization is included in Accrued Interest Receivable on Unsecuritized Mortgage Loans on the consolidated balance sheets; while interest accrued on securitized loans is included as a component of the securitized loan balance as the amount is pledged to the related securitization trust.

          Nonaccrual loans are loans on which accrual of interest has been suspended.  Interest income is suspended on all mortgage loans when principal or interest payments are more than three months contractually past due.  Accrual of income on nonaccrual mortgage loans is resumed if the receivable becomes less than three months contractually past due.

          (i)     Interest–only Residual Assets and Subordinate Bond Investments

          In recording and accounting for interest-only residual assets (“I/O”s) prior to July 6, 2001, the Predecessor made assumptions, which were believed to reasonably reflect economic and other relevant conditions that affect fair value, which were then in effect, about rates of prepayments, and defaults and the value of collateral.  Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of the collateral generally differed from the initial estimates, and these differences were sometimes material.  The I/Os and related hedges, and subordinate bonds we had recorded at July 5, 2001 were assigned to Dominion Capital and are no longer included on our balance sheet.

          (j)     Mortgage Servicing Rights

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

          (k)     Servicing Revenue Recognition

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

(l)            Derivative Financial Instruments

          The Company may use a variety of financial instruments to hedge the exposure to changes in interest rates.  The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (“Interest Rate Agreements”) to manage the sensitivity to changes in market interest rates.  The Interest Rate Agreements used have an active secondary market, and none are obtained for a speculative nature; for instance, trading.  These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. In accordance with Statement of Financial Accounting Standard (SFAS)133, Accounting for Derivative Instruments and Hedging Activities, as amended, at trade date, these instruments and their hedging relationship are identified, designated and documented.

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

          (m)                Reclassification

          Certain amounts for 2001 have been reclassified to conform to the presentation for 2002.

          (n)     Recently Issued Accounting Standards

          In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations and SFAS No.142, Goodwill and Other Intangible Assets.  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets after their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  Accordingly, the Company will not amortize the $4.8 million of goodwill recorded from the acquisition of the Predecessor.

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

          Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets.  The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated results of operations and financial position.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 (rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements) requires that extinguishments of debt are to be classified in the income statement as ordinary income or loss and not to be included as an extraordinary item.  SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  These corrections are not substantive in nature.

          The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS No. 145 that are related to SFAS No. 13 are effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002.  Management does not expect the adoption of SFAS No. 145 to have an impact on the financial position, results of operations, or cash flows of the Company.

          (2)     Earnings Per Share

          Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options or warrants.  Diluted earnings per share is based on the weighted average number of common shares, dilutive stock options and dilutive stock warrants outstanding during the year.  Computations of earnings per common share for the three and six months ended June 30, 2002 and 2001 were as follows:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001 (1)	2002	2001 (1)

	(amounts in thousands, except per share amounts)
Basic:
Net income	$5,057	$(37,692)	$7,042	$(27,536)
Weighted average common shares outstanding	28,089	28,050	28,080	28,050

Earnings per share	$0.18	$(1.34)	$0.25	$(0.98)

Diluted:
Net income	$5,057	$(37,692)	$7,042	$(27,536)
Weighted average common shares outstanding	28,089	28,050	28,080	28,050
Dilutive effect of stock options and warrants	1,604	—	1,296	—

Weighted average common shares outstanding – diluted	29,693	28,050	29,376	28,050

Earnings per share	$0.17	$(1.34)	$0.24	$(0.98)

(1)     Earnings per common share for periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued at the end of the period were outstanding throughout the periods presented.

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

          Approximately 20% and 24% of the property securing the Company’s mortgage loan portfolio is located in the state of California at June 30, 2002 and December 31, 2001, respectively.  No other state comprised more than  8% of our mortgage loan portfolio at June 30, 2002 or December 31, 2001.

          Mortgage loans held prior to securitization as of June 30, 2002 and December 31, 2001 were as follows:

	June 30, 2002	December 31, 2001

	($ in thousands)
Mortgage loan principal balance, including hedge basis adjustments	$579,584	$366,658
Unamortized basis adjustments, net (1)	3,841	3,380

Ending balance	$583,425	$370,038

(1)     Included in the unamortized basis adjustments are premiums, discounts, and net deferred origination costs.

          From time to time, the Company may choose to sell certain loans rather than securitize them.  During the six months ended June 30, 2002, the Company sold $7.7 million in loans and $15.6 million in delinquent loans, net of $2.5 million of basis adjustments, resulting in a gain of $0.2 million.  During the six months ended June 30, 2001, the Company sold $5.1 million in delinquent loans resulting in a loss of $1.1 million.

(4)     Securitized Loans

          During the six months ended June 30, 2002, the Company completed one securitization of mortgage loans ($900.0 million in principal balances and $17.7 million in unamortized basis adjustments).  The components of securitized loans at June 30, 2002 and December 31, 2001 are as follows:

	June 30, 2002	December 31, 2001

	($ in thousands)
Mortgage loan principal balances	$2,058,695	$1,317,959
Unamortized basis adjustments, net	55,118	43,034
Accrued interest receivable (1)	16,394	10,823

Ending balance	$2,130,207	$1,371,816

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

Activity related to the loan loss reserve for the mortgage loan portfolio for the three and six months ended June 30, 2002 and 2001 is as follows:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.	SCI Services,Inc (Predecessor)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	($ in thousands)
Beginning balance	$28,727	$5,973	$21,327	$3,607
Provision for loan losses	9,480	2,993	18,328	7,745
Charge offs	(1,577)	(5,528)	(3,025)	(7,914)

Ending balance	$36,630	$3,438	$36,630	$3,438

          Provision for losses on advanced interest in the amount of $1.5 million for the three months ended June 30, 2002 and in the amount of $3.2 million for the six months ended June 30, 2002 is included as a component of interest income in the consolidated statements of operations.  There were no provisions made for losses on advanced interest in the corresponding 2001 periods.

(6)     Mortgage Servicing Rights

          Mortgage servicing rights represent the carrying value of the Company’s servicing portfolio.  The gross carrying amount of the Company’s mortgage servicing rights at both June 30, 2002 and December 31, 2001 was $94.2 million, and the accumulated amortization was $68.6 million and $60.3 million, respectively.  The following table summarizes activity in mortgage servicing rights, net of amortization, for the three and six months ended June 30, 2002 and 2001:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

		($in thousands)
Balance, beginning of period	$29,517	$53,158	$33,847	$47,834
Retained from securitizations	—	961	—	5,440
Purchased	—	1,261	—	2,790
Amortization	(4,014)	(13,520)	(8,344)	(14,204)

Balance, end of period	$25,503	$41,860	$25,503	$41,860

          The following table summarizes the estimated aggregate amortization expense for mortgage servicing rights for each of the five succeeding fiscal years:

June 30,

($ in thousands)

2002	$5,652
2003	8,585
2004	5,807
2005	3,542
2006	1,441
Thereafter	476

Total	$25,503

(7)     Servicing Related Advances

           When borrowers are delinquent in making monthly payments on loans included in a securitization, the Company is required to advance interest payments, insurance premiums, property taxes, and property protection costs with respect to the delinquent loans to the extent that the Company believes the advances are ultimately recoverable.

           For servicing related advances made for loans associated with securitizations prior to July 6, 2001 there is no need to reserve for uncollectible amounts because the Company does not retain the credit risk associated with these securities .  Losses related to servicing advances made for loans associated with securitizations subsequent to July 6, 2001 are reserved for within the loan loss reserve.

The balances of servicing related advances at June 30, 2002 and December 31, 2001 were as follows:

	June 30, 2002	December 31, 2001

	($ in thousands)
Escrow advances (taxes and insurance)	$19,330	$22,758
Foreclosure and other advances	14,767	15,500
Principal and interest advances	65,264	66,538

Total servicing related advances	$99,361	$104,796

           (8)      Warehouse Financing, Securitization Financing and Note Payable

           A summary of the activity under these agreements at June 30, 2002 and December 31, 2001, respectively, is as follows:

	June 30, 2002	December 31, 2001

	($ in thousands)
Total Committed
Warehouse borrowing — loans	$112,000	$112,000
Warehouse borrowing — servicing advances	28,000	28,000
Repurchase agreements	1,125,000	1,200,000
Repurchase agreements — servicing advances	30,000	30,000
Securitization financing — loans	—	—
Securitization financing — prefunding cash	—	—
Note payable	—	—

Total	$1,295,000	$1,370,000

Amounts Outstanding
Warehouse borrowing — loans	$105,689	$58,980
Warehouse borrowing — servicing advances	25,000	6,000
Repurchase agreements	357,030	218,390
Securitization financing	2,065,573	1,329,568
Note payable	25,000	25,000

Total	$2,578,292	$1,637,938

Outstanding Collateral
Warehouse borrowing — loans	$176,277	$123,564
Warehouse borrowing — servicing advances	39,090	44,665
Repurchase agreements	362,420	221,496
Repurchase agreements — servicing advances	50,597	51,733
Securitization financing — loans	2,058,695	1,317,959
Securitization financing — prefunding cash	—	—
Note payable	—	—

Total	$2,687,079	$1,759,417

Remaining Capacity to Borrow
Warehouse borrowing — loans	$6,311	$53,020
Warehouse borrowing — servicing advances	3,000	22,000
Repurchase agreements	767,970	981,609
Repurchase agreements — servicing advances	30,000	30,000
Securitization financing — loans	—	—
Securitization financing — prefunding cash	—	—
Note payable	—	—

Total	$807,281	$1,086,629

            The following table summarizes our contractual obligations at June 30, 2002:

Payments Due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	($in thousands)
Warehouse financing facility — line of credit	$130,689	$130,689	$—	$—	$—
Warehouse financing facility — repurchase agreements	357,030	268,503	88,527	—	—
Securitization financing (1)	2,065,573	583,757	850,623	353,829	277,364
Note payable	25,000	—	—	25,000	—

Total contractual cash obligations	$2,578,292	$982,949	$939,150	$378,829	$277,364

(1)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

A summary of interest expense and the weighted average cost of funds for the three and six months ended June 30, 2002 and 2001 is as follows:

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	($ in thousands)
Interest Expense
Warehouse borrowing	$201	$350	$392	$502
Repurchase agreements	1,625	3,553	3,798	6,378
Securitization financing	17,587	—	30,384	—
Note payable	499	—	997	—
Due to Dominion Capital	—	1,520	—	3,564
Other	470	—	1,050	518

Total	$20,382	$5,423	$36,621	$10,962

Weighted Average Cost of Funds
Warehouse borrowing	3.23%	5.12%	3.19%	5.90%
Repurchase agreements	2.58%	5.57%	2.53%	5.89%
Securitization financing	3.35%	—	3.42%	—
Note payable	7.98%	—	7.98%	—
Due to Dominion Capital	—	5.11%	—	6.00%

            Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties, and events of default.  In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its credit facilities without the prior approval of its lenders.  The Company was in compliance with all the covenants under the respective borrowing agreements.

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

            By using derivative instruments as part of the risk management strategy, the Company is exposed to additional credit risk.  The Company mitigates counterparty credit risk in derivative instruments by established credit approval policies and risk control limits, and by using only highly rated financial institutions and actively traded hedging instruments. Certain derivative agreements require payments be made to, or be received from, the counterparty when the fair value of the derivative exceeds a prespecified contractual amount.  At June 30, 2002 and December 31, 2001, the fair value hedges totaling $(4.7) million and $(0.8) million, respectively, were included in other assets. During the three and six months ended June 30, 2002, hedge ineffectiveness associated with fair value hedges was not material.

(10)      Stockholders’ Equity

            Pursuant to the Company’s Employee Stock Purchase Plan, participating employees of the Company can elect to purchase the Company’s common stock at a 15% discount.  Activity related to the Company’s Employee Stock Purchase Plan for the six months ended June 30, 2002 was as follows:

Issuance Date	Shares Issued	Issuance Price	Proceeds

(amounts in thousands, except issuance price per share)
January 30, 2002	30.3	$9.80	$296.9
March 28, 2002	8.3	$12.55	$104.2
June 28, 2002	12.6	$13.82	$174.1

Total	51.2		$575.2

           The Company also capitalized $0.1 million and $0.2 million in costs associated with its stock issuance and registration fees during the three and six months ended June 30, 2002, respectively.

(11)     Stock Options

           The Company has established the Saxon Capital, Inc. 2001 Stock Incentive Plan (the "Stock Incentive Plan") which provides for the issuance of stock options to eligible employees and other eligible participants. The Stock Incentive Plan also authorizes the issuance to eligible participants of other awards, including, restricted common stock, stock appreciation rights, or unit awards based on the value of the Company's common stock; however, the Company has not issued any of such other types of awards. The maximum number of stock options or other awards under the Stock Incentive Plan is calculated as of January 1 of each year as the greatest of (i) 2,998,556; (ii) 10.69% of the total number of then outstanding shares of common stock of the Company as of January 1 of each year; or (iii) the maximum number that has been previously awarded or granted under the Stock Incentive Plan, provided that the total number of shares to be issued under the Stock Incentive Plan may not exceed 6,000,000.

           The compensation committee administers the Stock Incentive Plan, and has full authority to select the recipients of awards, to decide when awards are to be made, to determine the type and number of awards, and to establish the vesting requirements and other features and conditions of each award.

          All outstanding stock options granted by the Company vest over a 4-year period and have a 10-year life, except for 400,000 options granted to a former executive officer during 2001, which vested on June 26, 2002 and have a one-year life from that date. In addition to the 2,724,500 options outstanding at June 30, 2002 pursuant to the Stock Incentive Plan, 475,000 stock options were granted by the Company in 2001 to non-employee members of its Board of Directors and are outstanding at June 30, 2002. The following table summarizes the transactions relating to the Company’s stock options for the six months ended June 30, 2002:

	Number of Options	Weighted Average Exercise Price

Options outstanding, at January 1, 2002 (includes 2,730,500 options outstanding under the Stock Incentive Plan)	3,205,500	$10.02

Options granted	—	$—
Stock Incentive Plan options canceled	6,000	$10.10

Options outstanding, at June 30, 2002 (includes 2,724,500 options outstanding pursuant to the Stock Incentive Plan)	3,199,500	$10.02

          The following table summarizes additional information concerning outstanding and exercisable stock options at June 30, 2002.

	Options Outstanding			Options Exercisable

Range of Exercisable Prices	Number Outstanding	Remaining Contractual in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$10.00	2,585,000	9.0	$10.00	400,000	$10.00
$10.10	614,500	9.3	$10.10	—	—

          As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow APB 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans for stock options issued to employees and non-employee directors.  Any options issued to consultants will be accounted for as prescribed by SFAS No. 123.  As of June 30, 2002, no options have been granted to consultants.  Under APB 25, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.  During the year ended December 31, 2001, the Company determined the pro-forma information as if the Company had accounted for stock options granted since May 31, 2001, under the fair value method of SFAS No. 123.  The Black-Scholes option pricing model was used with the following weighted average assumptions for options issued during 2001:

2001

Risk-free interest rate	4.60% — 5.41%
Dividend yield	—
Volatility factor	23.56%
Weighted average expected life	10 years

           The weighted average fair values of options granted in 2001 were $4.83 per share.  If the Company had recognized compensation expense based on this value, the Company’s pro-forma net earnings and both basic and diluted earnings per share would have been reduced by approximately $1.9 million or $0.07 per share for the six months ended June 30, 2002.

(12)     Commitments and Contingencies

          Leases

          The Company is obligated under non-cancelable operating leases for property and both operating and capital leases for equipment.  Minimum annual rental payments as of June 30, 2002 are as follows:

		Equipment

	Real Property Operating	Operating	Capital	Total

	($ in thousands)
2002	$2,070	$1,187	$20	$3,277
2003	4,101	1,428	40	5,569
2004	3,790	621	7	4,418
2005	3,086	20	—	3,106
2006	2,139	—	—	2,139
Thereafter	3,186	—	—	3,186

Total	$18,372	$3,256	$67	$21,695

Imputed interest rate			6.4%
Present value of net minimum lease payments			$59

          Rent and lease expense amounted to $1.6 million and $1.4 million for the three months ended June 30, 2002 and 2001 and $3.3 million and $2.7 million for the six months ended June 30, 2002 and 2001, respectively.

          Mortgage Loans

          At June 30, 2002 and December 31, 2001, the Company had commitments to fund mortgage loans of approximately $163.9 million and $197.8 million, respectively.  This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

          As part of its representations and warranties made at the time of securitization, the Company agrees that it will repurchase any loan which is found to be materially and adversely affected by a violation of such representations and warranties.  As of June 30, 2002 and December 31, 2001, the Company was not obligated to repurchase any loans that had been securitized.

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

          Insurance Policies

          As of June 30, 2002, the Company carried a mortgage impairment (errors and omissions) policy of $10 million, a banker’s professional/lenders liability policy of $10 million, a financial institutions bond for $15 million, a fiduciary liability policy for $10 million, an employment practices liability policy for $10 million, and directors and officers liability insurance totaling $50 million.

(13)     Related Party Transactions

             At June 30, 2002 and December 31, 2001, the Company had $15.0 million and $10.9 million, respectively, of unpaid principal balances, related to mortgage loans originated for employees of the Company and certain officers of Dominion Resources.  These mortgage loans were underwritten to the Company’s underwriting guidelines.  When making loans to our employees, the Company waives loan origination fees that otherwise would be paid to us by the borrower, and reduces the interest rate by 25 basis points from the market rate.

             For the six months ended June 30, 2002 and 2001, the Company paid $0.2 million and $0.2 million, respectively, to OIC Design, Inc. (“OIC”) for marketing and printing material.  The owner and principal officer of OIC is the spouse of the Company’s Executive Vice President of Capital Markets.  Payments made to OIC for services rendered are not in excess of fair market prices for similar services.  This relationship with OIC has been discontinued.

(14)      Segments

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

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	($ in thousands)
Segment Revenues:
Wholesale	$7,225	$11,047	$14,644	$20,609
Correspondent	2,825	3,433	5,263	8,796
Retail	7,448	6,537	13,845	12,133
Servicing	7,028	8,773	14,888	17,522

Total Segment Revenues	$24,526	$29,790	$48,640	$59,060

Segment Operating Income:
wholesale	$2,973	$7,619	$6,021	$13,578
Correspondent	1,336	1,703	2,325	5,517
Retail	2,094	2,467	3,250	3,912
Servicing	2,095	4,136	4,993	8,713

Total Segment Net Operating Income	$8,498	$15,925	$16,589	$31,720

Segment Net Operating Income (Loss) Reconciliation:
Total segment operating income	$8,498	$15,925	$16,589	$31,720
Net interest income	30,161	2,090	54,468	3,457
Provision for loan losses	(7,987)	(2,993)	(15,081)	(7,745)
Unallocated gain on sale of loans	232	3,396	232	33,738
Elimination of segment economic value of mortgage loans originated	(17,427)	(17,503)	(33,357)	(6,224)
Unallocated shared general and administrative expenses	(5,480)	(9,774)	(11,329)	(49,013)
Impairment of assets	—	(49,681)	—	(52,590)

Total consolidated income (loss) before taxes	$7,997	$(58,540)	$11,522	$(46,657)

(15)      Subsequent Event

            Pursuant to the Stock Incentive Plan, on July 22, 2002 the Company issued 90,000 stock options at a strike price of $11.63, which approximated fair value, to two officers of the Company.

On July 10, 2002, the Company closed a $605.0 million asset backed securitization.

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

Acquisition of SCI Services, Inc.

            We purchased all of the issued and outstanding shares of capital stock of SCI Services, Inc. on July 6, 2001. We accounted for the acquisition as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141). Historical results on or prior to July 5, 2001 are those of SCI Services, Inc. (“Predecessor”) and results after July 5, 2001 are those of Saxon Capital, Inc.

General

            Our business is conducted through our operating subsidiaries.  We conduct mortgage loan originations, purchases, and secondary marketing at Saxon Mortgage, Inc. (“Saxon Mortgage”), and retail loan origination activity at America’s MoneyLine, Inc. (“America’s MoneyLine”).  We

conduct mortgage loan servicing at Saxon Mortgage Services, Inc., formerly Meritech Mortgage Services, Inc. (“Saxon Mortgage Services).  Throughout our discussion of our business operations, words such as “we” and “our” are intended to include these operating subsidiaries and, for references to periods occurring prior to July 6, 2001, include our Predecessor.

            We originate or purchase loans through three separate origination channels. Our wholesale channel originates or purchases loans through our network of approximately 3,000 brokers throughout the country. Our retail channel originates mortgage loans directly to borrowers through our retail branch network of 19 locations. Our correspondent channel purchases mortgage loans from approximately 300 correspondents following a complete re-underwriting of each mortgage loan. Once a loan is purchased or originated Saxon Mortgage Services, begins the process of performing the day-to-day administrative services for the loan, commonly referred to as “servicing.”  Saxon Mortgage Services seeks to ensure that the loan is repaid in accordance with its terms.

            Initially, we finance each of our mortgage loans under one or more of our several different secured and committed warehouse financing facilities.  We then securitize our mortgage loans and pay off the associated warehouse borrowings.  Historically our securitizations were structured as a sale of the loans, with a corresponding one-time recognition of gain or loss, under GAAP. As a result of this accounting treatment, the mortgage loans were removed from our balance sheet except for certain residual interests retained in our securitizations.  Since May 1996 through June 30, 2002, we have securitized approximately $12.0 billion in mortgage loans through our quarterly securitization program. Beginning July 6, 2001, we have structured our securitizations as financing transactions. These securitizations do not meet the qualifying special-purpose entity criteria under SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125 and other related pronouncements and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us.  We, as servicer, subject to applicable contractual provisions, have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization, the mortgage loans remain on our balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. We now record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This change to “portfolio-based” accounting will significantly impact our future results of operations compared to our historical results. Therefore, our historical results and management’s discussion of such results may not be indicative of our future results. This accounting treatment, however, more closely matches the recognition of income with the actual receipt of cash payments on individual loans, and is expected to decrease our earnings volatility compared to structuring securitizations as sales for GAAP purposes.

Critical Accounting Policies

            We believe the following represent our critical accounting policies and are discussed in detail below:

•	Securitizations;
•	Reserve for Loan Losses;
•	Mortgage Servicing Rights Valuation;
•	Revenue Recognition;
•	Hedging; and
•	Deferred Taxes.

Securitizations

          Accounting for Securitizations Structured as Sales

          We engage in securitization activities in connection with our business.  Gains and losses from securitizations are recognized in the consolidated statements of operations when we relinquish control of the transferred financial assets in accordance with SFAS No. 140 .  The gain or loss on the sale of financial assets depends in part on the previous carrying amount of the assets involved in the transfer, allocated between the assets sold and the retained interests based upon their respective fair values at the date of sale.  Prior to July 6, 2001, we recognized any interests in the transferred assets and any liabilities incurred in securitization transactions on our consolidated balance sheets at fair value.  Subsequently, changes in the fair value of such interests were recognized in the consolidated statements of operations.  The use of different pricing models or assumptions could produce different financial results.

          Specifically, we sold our mortgage loans, while retaining certain residual interests, through securitizations structured as sales of the mortgage loans, with a corresponding one-time recognition of gain or loss under GAAP.  In these securitizations, we sold our loans to a special-purpose corporation for a cash purchase price.  The special-purpose corporation, in turn, financed the purchase of the pool of loans by selling securities or bonds, which represented undivided ownership interests in a trust.  Holders of the securities were entitled to receive monthly distributions of all principal received on the underlying mortgages and a specified amount of interest, as determined at the time the bonds were sold.

          When we sold a pool of loans to a securitization trust, we received the following economic interests in the trust:  (1) the difference between the interest payments due on the mortgage loans sold to the trust, net of realized losses on the loans, other trust-related fees, and the interest payments made to the security-holders, represented by interest-only residual assets (“I/O”s); and (2) the right to service the loans on behalf of the trust and to earn a servicing fee paid out of interest collections, as well as to earn other ancillary servicing-related fees directly from the borrowers on the underlying loans.  I/Os represent the right to future cash flows, excluding principal collected from the interest payments, net of interest expense, losses, and other trust expenses, made on the mortgage loans securitized.

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

          Upon securitization of a pool of loans, we have historically recognized a gain on sale of loans equal to the difference between cash received from the trust and the investment in the loans remaining after the allocation of portions of that investment to record retained interests from the securitization in the form of I/Os or mortgage servicing rights (“MSR”s).

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

          The I/Os and related hedges, and subordinate bonds we had recorded at July 5, 2001 were assigned to Dominion Capital and are no longer be included on our balance sheet.  We retained the MSRs, which will continue to be accounted for in the manner described below in  “Mortgage Servicing Rights Valuation”.

Accounting for Securitizations Structured as Financings

          After July 6, 2001, our securitizations have continued to be structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us.  We, as servicer, subject to applicable contractual provisions, have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, the loans will remain on our balance sheet, retained interests are not created, and securitization indebtedness will replace warehouse debt originally associated with the securitized mortgage loans.  We record the principal balance of our loans on a scheduled basis as compared to the loan’s actual balance, which does not have a significant impact on our financial statement presentation.  Accordingly, principal or interest that is delinquent is included as a component of Servicing Advances on our consolidated balance sheet.  Our historical losses are reported on a scheduled basis, which includes, interest advanced on a scheduled basis (commonly referred to as accrued interest).  Therefore, a component of the reported losses is advanced interest.  The amount of advanced interest is evaluated as a component of our allowance for loan loss valuation.  A separate provision out of interest income is made for all uncollected accrued interest greater than three months.  See “Revenue Recognition – Interest Income.”

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

Revenue Recognition

          Interest Income

          We earn interest income on mortgage loans held prior to securitization and securitized loans as contractually due on the mortgage loan.  We do not accrue more than three months of interest on mortgage loans at any given point of time.

          Servicing Income

          Mortgage loans serviced require regular monthly payments from borrowers.  Income on loan servicing is generally recorded as payments are collected and is based on a percentage of the principal balance of loans serviced. Loan servicing expenses are charged to operations when incurred.

Hedging

          We may use a variety of financial instruments to hedge our exposure to changes in interest rates.  We may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (“Interest Rate Agreements”) to manage our sensitivity to changes in market interest rates.  The Interest Rate Agreements we use have an active secondary market, and none are obtained for a speculative nature, for instance, trading.  These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, at trade date, these instruments and their hedging relationship are identified, designated, and documented.

          For Interest Rate Agreements designated as hedge instruments, we evaluate the effectiveness of these hedges periodically against the financial asset being hedged to ensure there remains adequate correlation in the hedge relationship.  Since our concern with interest rates is the potential change in fair market value of the loans, we are treating these as fair market value hedges per SFAS No. 133.  Once the hedge relationship is established, the realized and unrealized changes in fair value of both the hedge instruments and financial asset are recognized in the consolidated statement of operations in the period in which the changes occur.  The net amount recorded in our consolidated statement of operations is referred to as hedge ineffectiveness.

          The impact of accounting for our risk management activities according to SFAS No. 133 may create a level of ongoing non-economic volatility to reported earnings not experienced in the past due to the application of the hedge accounting requirements.

Deferred Taxes

          We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if required, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  If we continue to operate at a loss or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

Mortgage Loan Production Operations

          The following table sets forth selected information about our total loan originations and purchases for the three and six months ended June 30, 2002 and 2001.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

	($ in thousands)
Loan originations (1)	$619,424	$706,003	$1,139,990	$1,205,880
Average principal balance per loan	$120	$106	$123	$105
Number of loans originated	5,162	6,660	9,268	11,485
Combined weighted average initial LTV	78.00%	75.70%	77.79%	76.52%
Percentage of first mortgage loans owner occupied	93.24%	92.04%	93.64%	92.84%
Percentage with prepayment penalty	77.78%	82.00%	77.11%	82.83%
Weighted average credit score (2)	602	605	601	599
Percentage fixed rate mortgages	33.88%	58.45%	35.45%	57.78%
Percentage adjustable rate mortgages	66.12%	41.55%	64.55%	42.22%
Weighted average interest rate:
Fixed rate mortgages	9.23%	9.72%	9.16%	9.93%
Adjustable rate mortgages	9.23%	10.21%	9.24%	10.36%
Margin – adjustable rate mortgages (3)	5.57%	5.85%	5.54%	5.96%

(1)

Amount for the three months ended June 30, 2002 includes $42.5 million in purchases from SASTA 97-1 and $45.9 million in purchases from SASTA 97-2 pursuant to the clean-up provision of the trusts.  Amounts for the six months ended June 30, 2002 also includes $41.3 million in purchases from SASTA 96-2 pursuant to the clean-up provision of the trust.

(2)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the factor by which the interest rate can fluctuate.

          The following tables highlight the net cost to produce loans for our total loan originations and purchases for the three and six months ended June 30, 2002 and 2001.

	For the Three Months Ended June 30, 2002			For the Three Months Ended June 30, 2001

	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized

Fees collected (2) (3)	(93)	81	(12)	(57)	46	(11)
General and administrative production costs (2)(3)(4)	285	(76)	209	192	(61)	131
Premium paid (2)(3)	117	(117)	—	181	(181)	—

Net cost to produce (2)(3)	309	(112)	197	316	(196)	120

(1)	The Company defers certain non-refundable fees and costs associated with originating a loan in accordance with SFAS 91.

(2)	Excludes costs related to purchases from pre-divestiture securitizations pursuant to clean-up call provisions of the trusts.

(3)	In basis points.

(4)	Excludes corporate overhead costs of 99 and 65 basis points, respectively, and includes depreciation expense. Loan production figures used in this calculation are net of called loans.

	For the Six Months Ended June 30, 2002			For the Six Months Ended June 30, 2001

	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized

Fees collected (2)(3)	(92)	79	(13)	(60)	49	(11)
General and administrative production costs (2)(3)(4)	294	(75)	219	212	(58)	154
Premium paid (2)(3)	112	(112)	—	181	(181)	—

Net cost to produce (2)(3)	314	(108)	206	333	(190)	143

(1)	The Company defers certain non-refundable fees and costs associated with originating a loan in accordance with SFAS 91.

(2)	Excludes costs related to purchases from pre-divestiture securitizations pursuant to clean-up call provisions of the trusts.

(3)	In basis points.

(4)	Excludes corporate overhead costs of 102 and 71 basis points, respectively, and includes depreciation expense. Loan production figures used in this calculation are net of called loans.

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

          The following table sets forth information about our loan production based on product type (ARMs and FRMs) for the three and six months ended June 30, 2002 and 2001.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,

		2002 (1)	2001	2002 (1)	2001

Product Type
ARMs	ARMs	5.69%	0.10%	3.93%	0.08%
	2 year hybrids	30.57%	22.14%	30.21%	24.36%
	3 year hybrids	29.59%	19.30%	29.94%	17.78%
	5 year hybrids	0.27%	0.01%	0.47%	—

	Total ARMs	66.12%	41.55%	64.55%	42.22%

FRMs	Fifteen year	4.56%	5.65%	4.85%	5.71%
	Thirty year	20.36%	26.86%	21.94%	23.69%
	Balloons	6.02%	22.84%	5.85%	28.38%
	Other	2.94%	3.10%	2.81%	—

	Total FRMs	33.88%	58.45%	35.45%	57.78%

(1)           Includes all called loans.

Loan Production by Borrower Risk Classification

          The following table sets forth information about our loan production by borrower risk classification for the three and six months ended June 30, 2002 and 2001.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002 (2)	2001	2002 (2)	2001

A+ Credit Loans(1)
Percentage of total purchases and origination	23.48%	23.89%	23.30%	19.14%
Combined weighted average initial LTV	77.65%	69.43%	77.22%	70.73%
Weighted average credit score	657	696	660	691
Weighted average interest rate:
FRMs	8.05%	7.77%	8.00%	7.89%
ARMs	7.93%	8.80%	7.98%	8.79%
Margin – ARMs	4.77%	4.88%	4.77%	4.87%
A Credit Loans(1)
Percentage of total purchases and origination	25.02%	18.13%	25.96%	17.47%
Combined weighted average initial LTV	79.73%	78.80%	79.02%	79.34%
Weighted average credit score	615	620	615	621
Weighted average interest rate:
FRMs	9.51%	9.83%	9.35%	9.75%
ARMs	8.41%	9.39%	8.46%	9.42%
Margin – ARMs	4.92%	5.24%	4.97%	5.30%
A– Credit Loans(1)
Percentage of total purchases and origination	31.95%	31.71%	30.96%	34.19%
Combined weighted average initial LTV	79.59%	80.88%	79.94%	80.88%
Weighted average credit score	579	579	579	580
Weighted average interest rate:
FRMs	9.80%	10.36%	9.80%	10.45%
ARMs	9.46%	10.01%	9.41%	10.15%
Margin – ARMs	5.75%	5.70%	5.62%	5.79%
B Credit Loans(1)
Percentage of total purchases and origination	12.16%	15.73%	12.65%	17.23%
Combined weighted average initial LTV	75.84%	75.97%	75.67%	76.45%
Weighted average credit score	562	547	554	548
Weighted average interest rate:
FRMs	10.68%	11.34%	10.73%	11.35%
ARMs	10.16%	10.83%	10.10%	10.83%
Margin – ARMs	6.31%	6.42%	6.28%	6.40%
C Credit Loans(1)
Percentage of total purchases and origination	6.09%	8.48%	5.88%	9.89%
Combined weighted average initial LTV	71.52%	70.76%	71.11%	71.29%
Weighted average credit score	536	532	536	534
Weighted average interest rate:
FRMs	11.60%	12.34%	11.87%	12.38%
ARMs	11.10%	11.87%	11.14%	11.72%
Margin – ARMs	6.63%	6.82%	6.67%	6.82%
D Credit Loans(1)
Percentage of total purchases and origination	1.30%	2.06%	1.25%	2.08%
Combined weighted average initial LTV	62.52%	59.74%	61.18%	59.60%
Weighted average credit score	556	522	542	524
Weighted average interest rate:
FRMs	12.49%	13.32%	12.33%	13.22%
ARMs	11.64%	12.91%	11.96%	12.88%
Margin – ARMs	7.57%	7.66%	7.47%	7.57%

(1)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(2)	Includes all called loans.

Loan Production by Income Documentation

          The following table sets forth information about our loan production based on income documentation for the three and six months ended June 30, 2002 and 2001.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

Income documentation	2002 (1)		2001		2002 (1)		2001

	% of Originations	Average Credit Score	% of Originations	Average Credit Score	% of Originations	Average Credit Score	% of Originations	Average Credit Score
Full documentation	71.84%	598	78.83%	604	72.46%	598	77.11%	595
Limited documentation	7.56%	616	5.81%	621	7.41%	618	5.65%	616
Stated income	20.20%	609	15.19%	602	19.79%	608	16.96%	601
Other	0.40%	658	0.17%	610	0.34%	634	0.28%	611

(1)          Includes all called loans.

Loan Production by Borrower Purpose

          The following table sets forth information about our loan production based on borrower purpose for the three and six months ended June 30, 2002 and 2001.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

Borrower Purpose	2002 (1)	2001	2002 (1)	2001

Cash-out refinance	67.77%	68.88%	69.58%	68.10%
Purchase	20.96%	20.45%	20.13%	21.11%
Rate or term refinance	11.27%	10.67%	10.29%	10.79%

(1)          Includes all called loans.

Loan Production Based Upon the Borrower’s Credit Score

          The following table sets forth information about our loan production based on borrowers’ credit scores for the three and six months ended June 30, 2002 and 2001.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002 (2)	2001	2002 (2)	2001

>700	7.06%	13.61%	6.96%	10.21%
700 to 651	13.27%	11.80%	16.22%	11.68%
650 to 601	26.65%	21.52%	27.15%	21.75%
600 to 551	28.48%	23.88%	26.43%	25.45%
550 to 501	19.83%	21.79%	17.06%	23.17%
< 500	2.12%	6.32%	1.84%	6.60%
Unavailable	2.59%	1.08%	4.34%	1.14%
Average Credit Score (1)	602	605	601	599

(1)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(2)	Includes all called loans.

Geographic Distribution

          The following table sets forth the percentage of the mortgage loan portfolio at June 30, 2002 and 2001 by state.

	June 30,

	2002	2001

California	20.24%	20.58%
Florida	6.30%	5.90%
Georgia	5.37%	4.23%
Texas	4.91%	4.86%
Ohio	3.96%	3.99%
Pennsylvania	3.84%	4.01%
Virginia	3.76%	3.24%
Michigan	3.72%	3.70%
Illinois	3.62%	4.21%
Washington	2.94%	3.63%
Other	41.34%	41.65%

Total	100.00%	100.00%

Mortgage Loan Coupon and Prepayment Penalties

          The following table sets forth information about our securitized mortgage loan portfolio at June 30, 2002 and December 31, 2001.

								Constant Prepayment Rate (Annual Percent) (1)

		Principal		Percent with Prepayment Penalty		Weighted Average Coupon		3 Month		LTD

	Issue Date	Original Balance	Current Balance	Fixed	Arm	Fixed	Arm	Fixed	Arm	Fixed	Arm

		($ in thousands)

June 30, 2002
SASTA 2001-2	8/2/2001	$650,410	$550,539	86.40%	87.50%	9.70%	10.02%	26.20%	28.42%	15.38%	19.09%
SASTA 2001-3	10/11/2001	$699,999	$633,390	83.76%	86.90%	10.04%	9.69%	19.46%	20.21%	27.18%	30.14%
SASTA 2002-1	3/14/2002	$899,995	$874,768	77.19%	80.83%	9.01%	9.29%	—	—	12.69%	16.37%
December 31, 2001
SASTA 2001-2	8/2/2001	$650,410	$625,563	81.83%	83.50%	9.79%	10.02%	7.75%	12.98%	7.86%	13.24%
SASTA 2001-3	10/11/2001	$699,999	$692,397	74.53%	84.21%	10.03%	9.72%	—	—	—	—

(1)          The constant prepayment rate (CPR) means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

Consolidated Results

Comparability of Saxon Capital, Inc. and SCI Services, Inc. (Predecessor)

          Due to the varying time periods caused by our divestiture from Dominion Capital, Inc. and the nuances of changes in securitization structures more fully discussed previously, direct comparison of net earnings for Saxon Capital, Inc. versus Predecessor will be difficult. Specifically, the following line items from our statement of operations are impacted by the divestiture or change in securitization structure:

•	Net interest income before provision for loan loss;

•	Provision for loan loss;

•	Gain on securitization;

•	Impairment of residual assets, net; and

•	Impairment of SCI Services, Inc. goodwill.

          Three and Six Months Ended June 30, 2002 compared to Three and Six Months Ended June 30, 2001

General

          We reported net income of $5.1 million and $7.0 million for the three and six months ended June 30, 2002, respectively, compared to a net loss of $37.7 million and $27.5 million for the three and six months ended June 30, 2001.  The increase in net income in 2002 was primarily the result of the move away from gain on sale of loans to portfolio accounting and the decrease in impairment charges relating to residual assets that we no longer retain.

Net Revenues

          Net revenues during the three-month period ended June 30, 2002 totaled $29.9 million, up 169.4% compared to $11.1 million during the same period in 2001.  For the six-month period ended June 30, 2002, net revenues totaled $54.8 million, up 18.6% from $46.2 million during the same period in 2001.  The increase in net revenues was primarily attributable to our change in securitization structure subsequent to July 5, 2001, as discussed previously. After July 5, 2001, we no longer record a gain at the time of securitization and we record interest income and loan loss provision over the life of the mortgage loans.

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

          Net interest income after provision for loan losses increased $23.1 million to $22.2 million for the three months ended June 30, 2002, from a loss of $0.9 million for the three months ended June 30, 2001.  Net interest income after provision for loan losses increased $43.7 million to $39.4 million for the six months ended June 30, 2002, from a loss of $4.3 million for the six months ended June 30, 2001.  The increase in net interest margin is in line with our portfolio growth and was due to the following:

          Interest Income

          Interest income increased $43.0 million to $50.5 million for the three months ended June 30, 2002, from $7.5 million for the three months ended June 30, 2001.  Interest income increased $76.7 million to $91.1 million for the six months ended June 30, 2002, from $14.4 million for the six months ended June 30, 2001.  The increase in interest income is due primarily to our change in securitization structure, which requires portfolio accounting, as discussed previously. We are now recording interest income on our securitized loans and loans held prior to securitization. Prior to July 5, 2001, we only recorded interest income on loans held prior to securitization.  Table 1 and Table 2 below represent the average yield on our interest-earning assets for the three and six months ended June 30, 2002 and 2001, respectively.

Table 1 – Interest Income Yield Analysis Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001

	Average Balance	Interest	Average Yield	Average Balance	Interest (1)	Average Yield

	($ in thousands)
Loans held prior to securitization	$371,571	$7,999	8.61%	$358,533	$9,298	10.37%
Securitized loans:
SASTA 2001-2 – gross	565,662	13,473	9.53%	—	—	—
Less amortization (2)	—	(2,180)	(1.54)%	—	—	—

SASTA 2001-2 – net	565,662	11,293	7.99%	—	—	—

SASTA 2001-3 – gross	646,498	15,196	9.40%	—	—	—
Less amortization (2)	—	(772)	(0.48)%	—	—	—

SASTA 2001-3 – net	646,498	14,424	8.92%	—	—	—

SASTA 2002-1 – gross	764,351	17,067	8.93%	—	—	—
Less amortization (2)	—	(240)	(0.12)%	—	—	—

SASTA 2002-1 – net	764,351	16,827	8.81%	—	—	—

Warehouse lines of credit	18	—	2.67%	—	—	—

Total interest-earning assets	$2,348,100	$50,543	8.61%	$358,533	$9,298	10.37%

(1)	Amount excludes residual and subordinated bond income.

(2)	Amount represents amortization of related premiums and deferred fees and costs.

Table 2– Interest Income Yield Analysis Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001

	Average Balance	Interest	Average Yield	Average Balance	Interest (1)	Average Yield

	($ in thousands)
Loans held prior to securitization	$413,964	$18,077	8.73%	$302,514	$15,669	10.36%
Securitized loans:
SASTA 2001-2 – gross	587,273	27,409	9.33%	—	—	—
Less amortization (2)	—	(3,459)	(1.18)%	—	—	—

SASTA 2001-2 – net	587,273	23,950	8.15%	—	—	—

SASTA 2001-3 – gross	662,504	30,741	9.28%	—	—	—
Less amortization (2)	—	(1,219)	(0.37)%	—	—	—

SASTA 2001-3 – net	662,504	29,522	8.91%	—	—	—

SASTA 2002-1 – gross	439,947	19,929	9.06%	—	—	—
Less amortization (2)	—	(389)	(0.18)%	—	—	—

SASTA 2002-1 – net	$439,947	$19,540	8.88%	—	—	—

Warehouse lines of credit	9	—	2.67%	—	—	—

Total interest-earning assets	$2,103,697	$91,089	8.66%	$302,514	$15,669	10.36%

(1)	Amount excludes residual and subordinated bond income.

(2)	Amount represents amortization of related premiums and deferred fees and costs.

          Interest Expense

          Interest expense increased $15.0 million to $20.4 million for the three months ended June 30, 2002, from $5.4 million for the three months ended June 30, 2001.  Interest expense increased $25.6 million to $36.6 million for the six months ended June 30, 2002, from $11.0 million for the six months ended June 30, 2001.  The increase in interest expense is primarily related to our change in securitization structure, which requires portfolio accounting, as discussed previously. We are now recording interest expense on securitization financing debt used to finance our securitized loans and on warehouse financing prior to securitization. Prior to July 5, 2001, we only recorded interest expense to finance loans held prior to securitization.  Table 3 and Table 4 below represent the average yield on our interest-bearing liabilities for the three and six months ended June 30, 2002 and 2001, respectively.

Table 3 – Interest Expense Yield Analysis Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001

	Average Balance	Interest (1)	Average Yield	Average Balance	Interest (1)	Average Yield

	($ in thousands)
Warehouse borrowing	$57,565	$469	3.26%	$70,482	$902	5.12%
Repurchase agreements	252,136	1,625	2.58%	261,620	3,645	5.57%
Securitization financing:
SASTA 2001-2 – gross	564,085	5,266	3.73%	—	—	—
Amortization (2)	—	158	0.11%	—	—	—

SASTA 2001-2 – net	564,085	5,424	3.85%	—	—	—

SASTA 2001-3 – gross	643,438	4,738	2.95%	—	—	—
Amortization (2)	—	144	0.09%	—	—	—

SASTA 2001-3 – net	643,438	4,882	3.03%	—	—	—

SASTA 2002-1 – gross	891,867	7,182	3.22%	—	—	—
Amortization (2)	—	99	0.04%	—	—	—

SASTA 2002-1 – net	891,867	7,281	3.27%	—	—	—

Due to Dominion Capital	—	—	—	119,027	1,520	5.11%
Note payable	25,000	499	7.98%	—	—	—

Total interest-bearing liabilities	$2,434,091	$20,180	3.32%	$451,129	$6,067	5.38%

(1)	Amount excludes loan buydown and legal fees associated with the facility.

(2)	Amount represents amortization of related premiums and bond issuance costs.

          Table 4 – Interest Expense Yield Analysis Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001

	Average Balance	Interest (1)	Average Yield	Average Balance	Interest (1)	Average Yield

	($ in thousands)
Warehouse borrowing	$46,257	$741	3.20%	$70,094	$2,068	5.90%
Repurchase agreements	300,750	3,798	2.53%	216,488	6,378	5.89%
Securitization financing:
SASTA 2001-2 – gross	584,227	10,662	3.65%	—	—	—
Amortization (2)	—	266	0.09%	—	—	—

SASTA 2001-2 – net	584,227	10,928	3.74%	—	—	—

SASTA 2001-3 – gross	660,926	10,135	3.07%	—	—	—
Amortization (2)	—	240	0.07%	—	—	—

SASTA 2001-3 – net	660,926	10,375	3.14%	—	—	—

SASTA 2002-1 – gross	530,934	8,982	3.38%	—	—	—
Amortization (2)	—	99	0.04%	—	—	—

SASTA 2002-1 – net	530,934	9,081	3.42%	—	—	—

Due to Dominion Capital	—	—	—	118,797	3,564	6.00%
Note payable	25,000	997	7.98%	—	—	—

Total interest-bearing liabilities	$2,148,094	$35,920	3.34%	$405,379	$12,010	5.93%

(1)	Amount excludes loan buydown and legal fees associated with the facility.

(2)	Amount represents amortization of related premiums and bond issuance costs.

          Provision for Loan Losses

          Provision for loan losses increased $5.0 million to $8.0 million for the three months ended June 30, 2002, from $3.0 for the three months ended June 30, 2001.  Provision for loan losses increased $7.4 million to $15.1 million for the six months ended June 30, 2002, from $7.7 for the six months ended June 30, 2001.  The increase is a result of our change in securitization structure and required use of portfolio accounting. We are now recording provisions for loan losses on securitized loans for likely losses in the retained portfolio in addition to likely losses in loans held prior to securitization.  Before July 5, 2001, we only recorded provision for loan losses for mortgage loans held prior to securitization.  Before July 5, 2001, estimated losses for securitized loans were accounted for as a component of our gain on sale of loans.

          We did not make any significant changes in our reserve methodologies or assumptions during the six-month period ended June 30, 2002.  Based on management’s assessments, there have not been any significant changes in our loan quality or loan concentrations during the six-month period ended June 30, 2002.  However, we do expect that future delinquencies will increase primarily as a result of the aging of our loan portfolio.  Therefore, we expect our future provision for loan losses to increase.

          Gain on Sale of loans

          Gain on sale of loans decreased $3.2 million to $0.2 million for the three months ended June 30, 2002, from $3.4 million for the three months ended June 30, 2001.  Gain on sale of loans decreased $33.5 million to $0.2 million for the six months ended June 30, 2002, from $33.7 million for the six months ended June 30, 2001.  This decrease was attributable to our change in securitization structure subsequent to July 5, 2001, as discussed previously. After July 5, 2001, we no longer record a gain at the time of securitization and we record interest income and loan loss provision over the life of the mortgage loans.  The gain on sale of loans recorded during the three and six months ended June 30, 2002 was related to a cash sale of loans and was not a securitization.

          Servicing Income

          Servicing income, net of servicing rights amortization, represents all contractual and ancillary servicing revenue (primarily late fees and electronic payment processing fees) for loans we sold prior to July 6, 2001.  Beginning July 6, 2001, contractual servicing fees relating to loans securitized thereafter is a component of interest income due to the move to portfolio accounting.  Servicing income, net of servicing rights amortization, decreased $1.1 million to $7.5 million for the three months ended June 30, 2002, from $8.6 million for the three months ended June 30, 2001.  Servicing income, net of servicing rights amortization, decreased $1.6 million to $15.2 million for the six months ended June 30, 2002, from $16.8 million for the six months ended June 30, 2001.  The decrease was due primarily to the move to portfolio accounting as stated above.  The information relating to servicing income is shown on Table 5 below:

Table 5–Servicing Income Three and Six Months Ended June 30, 2002 compared to Three and Six Months Ended June 30, 2001

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

		($ in thousands)
Average servicing portfolio (1)	$4,069,389	$5,901,370	$4,320,272	$5,986,324
Servicing income	$8,999	$13,566	$19,949	$26,834
Amortization of MSRs and prepayment penalties	$4,014	$1,613	$8,344	$6,900
Servicing fees (2)(3)(4)	82	48	79	48
Prepayment penalty income (2)(4)(5)	—	31	—	27
Other servicing income (2)(4)(6)	6	14	13	15
Total servicing income (2)(4)	88	92	92	90
Amortization of MSRs and prepayment penalties (2)(4)	39	11	39	23

(1)	Average servicing portfolio excludes the SCI portfolio as servicing income is not recognized separately for these loans, but rather as a component of interest income.

(2)	In basis points.

(3)	Includes master servicing fees for the three months ended June 30, 2002 of $0.6 million or 6 basis points and for the six months ended June 30, 2002 of $1.3 million or 6 basis points.

(4)	Annualized.

(5)

Prepayment penalty income decreased since July 6, 2001 as the right to prepayment penalty income related to loans securitized prior to July 6, 2001 was retained by Dominion Capital, Inc.  Servicing income excluded the prepayment penalty income on the SCI portfolio of $2.5 million and $3.6 million in the three and six months ended June 30, 2002, respectively.

(6)	Includes primarily late fees and electronic processing fees.

          Our mortgage loan servicing portfolio, including loans recorded on the consolidated balance sheet, increased $70.0 million to $6.42 billion at June 30, 2002, from $6.35 billion at December 31, 2001. The increase was due primarily to the origination and purchase of mortgage loans and acquisition of $69.3 million of loans during the first quarter 2002 and $79.8 million during the second quarter 2002, offset by decreases caused by prepayments and losses.

Expenses

          Total expenses decreased $47.7 million to $21.9 million for the three months ended June 30, 2002, from $69.6 million for the three months ended June 30, 2001.  Total expenses decreased $49.6 million to $43.3 million for the six months ended June 30, 2002, from $92.9 million for the six months ended June 30, 2001.  The items that impacted this decrease are discussed in greater detail below.

          Payroll and Related Expenses.  Payroll and related expenses include salaries, benefits, and payroll taxes for all employees. Payroll and related expenses increased $1.6 million to $12.3 million for the three months ended June 30, 2002, from $10.7 million for the three months ended

June 30, 2001.  Payroll and related expenses increased $1.1 million to $24.2 million for the six months ended June 30, 2002, from $23.1 million for the six months ended June 30, 2001.  The increase was primarily due to the increase in employees in 2002 versus 2001.

          We expect payroll and related expenses to increase in the future as we increase the number of employees based on loan origination growth and for additional employees needed for being a public company. We employed 1,007 full-time employees as of June 30, 2002, compared to 852 full-time employees as of June 30, 2001.

          General and Administrative Expenses.  General and administrative expenses consist primarily of office rent, insurance, telephone, license fees, legal and accounting fees, travel and entertainment expenses, and advertising and promotional expenses. General and administrative expenses remained consistent at $8.8 million for the three months ended June 30, 2002, compared to $8.8 million for the three months ended June 30, 2001. General and administrative expenses increased $2.2 million to $17.7 million for the six months ended June 30, 2002, from $15.5 million for the six months ended June 30, 2001.  The increase was primarily due to increased costs associated with being a publicly traded company. We expect general and administration expenses to increase in future periods as we incur additional costs of being a publicly traded company and to some extent in proportion to future loan origination growth and increased occupancy costs related to geographic expansion.

          Impairment of Assets.  Impairment of assets decreased to $0.0 million for the three and six months ended June 30, 2002 from $49.7 million and $52.6 million for the three and six months ended June 30, 2001, respectively, which was related to the impairment of Predecessor goodwill.  We do not expect to incur future goodwill impairment charges.

          Income Taxes.  We recorded tax expense of $2.9 million and a tax benefit of $20.8 million for the three months ended June 30, 2002 and 2001, respectively. We experienced a 36.8% effective tax rate for the three months ended June 30, 2002, compared to a 35.6% effective tax rate for the three months ended June 30, 2001.  We recorded tax expense of $4.5 million and a tax benefit of $19.1 million for the six months ended June 30, 2002 and 2001, respectively. We experienced a 38.9% effective tax rate for the six months ended June 30, 2002, compared to a 41.0% effective tax rate for the six months ended June 30, 2001

Business Segment Results

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

	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.	SCI Services, Inc. (Predecessor)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	($ in thousands)
Segment Revenues:
Wholesale	$7,225	$11,047	$14,644	$20,609
Correspondent	2,825	3,433	5,263	8,796
Retail	7,448	6,537	13,845	12,133
Servicing	7,028	8,773	14,888	17,522

Total Segment Revenues	$24,526	$29,790	$48,640	$59,060

Segment Operating Income:
Wholesale	$2,973	$7,619	$6,021	$13,578
Correspondent	1,336	1,703	2,325	5,517
Retail	2,094	2,467	3,250	3,912
Servicing	2,095	4,136	4,993	8,713

Total Segment Net Operating Income	$8,498	$15,925	$16,589	$31,720

Segment Net Operating Income (Loss) Reconciliation:
Total segment operating income	$8,498	$15,925	$16,589	$31,720
Net interest income	30,161	2,090	54,468	3,457
Provision for loan losses	(7,987)	(2,993)	(15,081)	(7,745)
Unallocated gain on sale of loans	232	3,396	232	33,738
Elimination of segment economic value of mortgage loans originated	(17,427)	(17,503)	(33,357)	(6,224)
Unallocated shared general and administrative expenses	(5,480)	(9,774)	(11,329)	(49,013)
Impairment of assets	—	(49,681)	—	(52,590)

Total consolidated income (loss) before taxes	$7,997	$(58,540)	$11,522	$(46,657)

Wholesale - Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

          Wholesale segment revenues decreased $3.8 million to $7.2 million for the three months ended June 30, 2002 compared to $11.0 million for the three months ended June 30, 2001.  Wholesale segment revenues decreased $6.0 million to $14.6 million for the six months ended June 30, 2002 compared to $20.6 million for the six months ended June 30, 2001.  For the three months ended June 30, 2002, the decrease was due primarily to a lower segment economic value on mortgage loan originations, $3.3 million of which related to the interest rate environment, and $0.5 million related to a decrease in mortgage loan originations.  For the six months ended June 30, 2002, the decrease was due primarily to a lower segment economic value on mortgage loan originations, $6.2 million of which was related to an increasing interest rate environment, offset by $0.2 million related to an increase in mortgage loan originations.

          Wholesale segment net operating income decreased $4.6 million to $3.0 million for the three months ended June 30, 2002 compared to $7.6 million for the three months ended June 30, 2001.  Wholesale segment net operating income decreased $7.6 million to $6.0 million for the six months ended June 30, 2002 compared to $13.6 million for the six months ended June 30, 2001.  The decrease was due to lower segment revenues of $3.8 million and $6.0 million, as well as $0.8 million and $1.6 million in overall higher general and administrative costs for the three and six months ended June 30, 2002, respectively.  The higher general and administrative costs for the wholesale segment was due to the increase in the number of sales representatives added in 2002.

          The following table sets forth selected information about our wholesale loan originations for the three and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

	($ in thousands)
Loan originations	$235,827	$251,619	$461,211	$454,130
Average principal balance per loan	$136	$104	$135	$101
Number of loans originated	1,734	2,419	3,416	4,496
Combined weighted average initial LTV	79.33%	79.38%	78.97%	79.35%
Percentage of first mortgage loans owner occupied	92.50%	93.79%	92.67%	95.22%
Percentage with prepayment penalty	82.77%	83.44%	80.92%	79.41%
Weighted average credit score (1)	598	593	597	591
Percentage FRMs	16.50%	44.38%	18.28%	53.21%
Percentage ARMs	83.50%	55.62%	81.72%	46.79%
Weighted average interest rate:
FRMs	9.72%	10.32%	9.60%	10.46%
ARMs	9.06%	10.10%	9.14%	10.31%
Margin – ARMs (2)	5.19%	5.61%	5.29%	5.67%
Average number of account executives	118	110	112	105
Volume per account executive	$1,999	$2,287	$4,118	$4,325
Loans originated per account executive	15	22	31	43

(1)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the factor by which the interest rate can fluctuate.

          The following table highlights the net cost to produce loans for our wholesale channel for the three and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Fees collected (1)	(45)	(41)	(45)	(41)
General and administrative costs (1)(2)	276	253	280	260
Premium paid (1)	95	116	95	123

Net cost to produce (1)	326	328	330	342

Net cost per loan (3)	$4,448	$3,391	$4,446	$3,439

(1)	In basis points.

(2)

Excludes corporate overhead costs and the impact of net deferred origination costs of 96 basis points, 116 basis points, 93 basis points, and 105 basis points, for the three and six months ended June 30, 2002 and 2001, respectively.  Includes depreciation expense.

(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by units of loan origination.

Correspondent - Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

          Correspondent segment revenues decreased $0.6 million to $2.8 million for the three months ended June 30, 2002 compared to $3.4 million for the three months ended June 30, 2001.  Correspondent segment revenues decreased $3.5 million to $5.3 million for the six months ended June 30, 2002 compared to $8.8 million for the six months ended June 30, 2001.  For the three months ended June 30, 2002, the decrease was due primarily to a lower segment economic value on mortgage loan originations, of which $0.5 million was related to the interest rate environment, offset by $1.1 million related to a decrease in mortgage loan originations.  For the six months ended June 30, 2002, the decrease was due primarily to a lower segment economic value on mortgage loan originations, $1.4 million of which was related to the interest rate environment and $1.9 million related to a decrease in mortgage loan originations.

          Correspondent segment net operating income decreased $0.4 million to $1.3 million for the three months ended June 30, 2002 compared to $1.7 million for the three months ended June 30, 2001.  Correspondent segment net operating income decreased $3.2 million to $2.3 million for the six months ended June 30, 2002 compared to $5.5 million for the six months ended June 30, 2001.  The decrease was due to lower segment revenues of $0.6 million and $3.3 million offset by a decrease in general and administrative expenses of $0.2 million and $0.1 million for the three and six months ended June 30, 2002, respectively.

          The decreased volume of bulk purchases was a result of a strategic decision to reduce the bulk production since volume in the more profitable retail channel have increased significantly in 2002.

        The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the three and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

	($ in thousands)
Loan originations	$61,868	$242,092	$99,880	$390,894
Average principal balance per loan	$125	$96	$128	$100
Number of loans originated	495	2,522	780	3,909
Combined weighted average initial LTV	79.00%	74.78%	78.04%	74.78%
Percentage of first mortgage loans owner occupied	96.41%	87.38%	95.50%	89.64%
Percentage with prepayment penalty	94.48%	77.28%	93.51%	81.94%
Weighted average credit score (1)	578	600	576	590
Percentage FRMs	28.47%	59.31%	26.98%	45.66%
Percentage ARMs	71.53%	40.69%	73.02%	54.34%
Weighted average interest rate:
FRMs	9.02%	10.12%	9.15%	10.27%
ARMs	9.49%	10.60%	9.56%	10.58%
Margin – ARMs (2)	7.47%	6.42%	7.17%	6.41%
Average number of sales representatives	6	6	6	6
Volume per sales representative	$10,311	$40,349	$16,647	$65,149
Loans originated per sales representative	83	420	130	652

(1)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the factor by which the interest rate can fluctuate.

        The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the three and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

	($ in thousands)
Loan originations	$89,735	$106,368	$172,858	$168,288
Average principal balance per loan	$141	$141	$137	$126
Number of loans originated	664	754	1,262	1,336
Combined weighted average initial LTV	74.39%	68.26%	73.59%	69.97%
Percentage of first mortgage loans owner occupied	95.75%	96.43%	96.11%	96.83%
Percentage with prepayment penalty	86.51%	89.33%	86.29%	77.70%
Weighted average credit score (1)	602	637	604	619
Percentage FRMs	37.59%	74.06%	40.84%	72.50%
Percentage ARMs	62.41%	25.94%	59.16%	27.50%
Weighted average interest rate:
FRMs	9.22%	8.69%	9.16%	9.40%
ARMs	9.35%	10.13%	9.52%	10.22%
Margin – ARMs (2)	5.31%	5.46%	5.36%	5.45%
Average number of sales representatives	6	6	6	6
Volume per sales representative	$14,956	$17,728	$28,810	$28,048
Loans originated per sales representative	111	126	210	223

(1)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the factor by which the interest rate can fluctuate.

        The following table highlights the net cost to produce loans for our correspondent channel through bulk delivery for the three and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

General and administrative costs (1)(2)	103	39	127	49
Premium paid (1)	335	366	334	352

Net cost to produce (1)(3)	438	405	461	401

Net cost per loan (3)	$5,495	$3,721	$5,892	$3,919

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by units of loan origination.

        The following table highlights the net cost to produce loans for our correspondent channel through flow delivery for the three and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Fees collected (1)	(12)	(11)	(13)	(11)
General and administrative costs (1)(2)	95	68	98	78
Premium paid (1)	213	139	213	173

Net cost to produce (1)(3)	296	196	298	240

Net cost per loan (3)	$4,183	$2,830	$4,075	$3,107

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by units of loan origination.

Retail - Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

                Retail segment revenues increased $0.9 million to $7.4 million for the three months ended June 30, 2002 compared to $6.5 million for the three months ended June 30, 2001.  Retail segment revenues increased $1.7 million to $13.8 million for the six months ended June 30, 2002 compared to $12.1 million for the six months ended June 30, 2001.  For the three months ended June 30, 2002, the increase was due primarily to a higher segment economic value on mortgage loan originations, of which $1.8 million was related to an increase in mortgage loan originations, offset by $0.9 million related to the interest rate environment.  Internet originations accounted for 65% of the retail channel’s production during the three months ended June 30, 2002.  For the six months ended June 30, 2002, the increase was due primarily to a higher segment economic value on mortgage loan originations of $3.2 million, of which $4.0 million of the increase was related to an increase in mortgage loan originations, offset by $0.8 million related to the interest rate environment.  The increased gain on securitizations of $3.2 million was offset by lower origination fees of $1.5 million during the six months ended June 30, 2002.

                Retail segment net operating income decreased $0.4 million to $2.1 million for the three months ended June 30, 2002 compared to income of $2.5 million for the three months ended June 30, 2001.  Retail segment net operating income decreased $0.6 million to $3.3 million for the six months ended June 30, 2002 compared to income of $3.9 million for the six months ended June 30, 2001.  For the three months ended June 30, 2002, the decrease was due to $1.3 million in higher general and administrative costs related to the expansion of the branch network and call center, offset by higher segment revenues of $0.9 million.  For the six months ended June 30, 2002, the decrease was due to $2.3 million in higher general and administrative costs related to the expansion of our branch network and call center, offset by higher segment revenues of $1.7 million.

                The following table sets forth selected information about our retail loan originations for the three and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

	($ in thousands)
Loan originations	$143,565	$105,924	$277,073	$192,568
Average principal balance per loan	$126	$113	$126	$114
Number of loans originated	1,139	937	2,199	1,689
Combined weighted average initial LTV	79.16%	76.56%	79.10%	76.91%
Percentage of first mortgage loans owner occupied	95.20%	94.13%	95.42%	97.84%
Percentage with prepayment penalty	77.49%	82.05%	77.28%	78.30%
Weighted average credit score (1)	614	612	613	619
Percentage FRMs	53.07%	74.19%	54.22%	80.15%
Percentage ARMs	46.93%	25.81%	45.78%	19.85%
Weighted average interest rate:
FRMs	8.57%	9.16%	8.52%	9.15%
ARMs	8.69%	9.48%	8.69%	9.65%
Margin – ARMs (2)	5.73%	5.36%	5.59%	5.68%
Average number of loan officers	164	123	159	125
Volume per loan officer	$875	$861	$1,743	$1,541
Loans originated per loan officer	7	8	14	14

(1)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the factor by which the interest rate can fluctuate.

        The following table highlights the net cost to produce loans for our retail channel for the three and six months ended June 30, 2002 and 2001:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Fees collected (1)	(261)	(269)	(253)	(266)
General and administrative costs (1)(2)	498	518	501	541

Net cost to produce (1)(3)	237	249	248	275

Net cost per loan (3)	$2,982	$2,806	$3,117	$3,139

(1)	In basis points.

(2)

Excludes corporate overhead costs and the impact of net deferred origination costs of 125 basis points, 133 basis points, 118 basis points, and 115 basis points, for the three and six months ended June 30, 2002 and 2001, respectively. Includes depreciation expense.

(3)	Defined as general and administrative costs, net of fees collected, divided by units of loan origination.

Servicing

                Our Delinquency and Loss Experience

                The following tables set forth information about the delinquency and loss experience of our mortgage loan portfolio and the mortgage loans we service (which are primarily loans we have originated or purchased and have been or will be securitized for the periods indicated.)

	June 30,

	($ in thousands)
	2002		2001

Total Delinquencies and Loss Experience(1)	Saxon Capital, Inc. Portfolio	Total Servicing Portfolio	Saxon Capital, Inc. Portfolio (2)	Total Servicing Portfolio

Total outstanding principal balance (at period end)	$2,594,160	$6,416,708	—	$6,319,811
Delinquency (at period end):
30-59 days:
Principal balance	$162,258	$512,902	—	$415,434
Delinquency percentage	6.25%	7.99%	—	6.57%
60-89 days:
Principal balance	$46,177	$144,513	—	$111,467
Delinquency percentage	1.78%	2.25%	—	1.76%
90 days or more:
Principal balance	$35,802	$111,758	—	$46,256
Delinquency percentage	1.38%	1.74%	—	0.73%
Bankruptcies (3):
Principal balance	$28,617	$242,742	—	$205,167
Delinquency percentage	1.10%	3.78%	—	3.25%
Foreclosures:
Principal balance	$47,015	$210,855	—	$254,421
Delinquency percentage	1.81%	3.29%	—	4.03%
Real Estate Owned:
Principal balance	$10,389	$119,986	—	$96,106
Delinquency percentage	0.40%	1.87%	—	1.52%
Total Seriously Delinquent (4)	6.09%	12.19%	—	10.64%
Net losses on liquidated loans (5)	$2,773	$57,566	—	$34,858
Percentage of losses on liquidated loans (6)	0.21%	1.79%	—	1.10%

(1)	Includes all loans serviced by Saxon Capital, Inc.

(2)	Saxon Capital, Inc. began structuring their securitizations as financing transactions beginning July 6, 2001; therefore there were no portfolio balances prior to July 6, 2001.

(3)	Bankruptcies include loans that are contractually current.

(4)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days delinquent.

(5)	Loss amounts are cumulative for the year shown.

(6)	Annualized.

	June 30,

	($ in thousands)
	2002		2001

Bankruptcy Delinquencies and Loss Statistics(1)	Saxon Capital, Inc. Portfolio	Total Servicing Portfolio	Saxon Capital, Inc. Portfolio (2)	Total Servicing Portfolio

Contractually current bankruptcies:
Principal balance	$8,201	$36,412	—	$32,303
Delinquency percentage	0.32%	0.57%	—	0.51%
Bankruptcy delinquency (at period end) (3):
30-59 days:
Principal balance	$1,524	$11,068	—	$8,514
Delinquency percentage	0.06%	0.17%	—	0.13%
60-89 days:
Principal balance	$2,714	$11,514	—	$6,980
Delinquency percentage	0.10%	0.18%	—	0.11%
90 days or more:
Principal balance	$16,178	$183,748	—	$157,370
Delinquency percentage	0.62%	2.86%	—	2.49%
Total bankruptcy delinquencies:
Principal balance	$20,416	$206,330	—	$172,864
Delinquency percentage	0.79%	3.22%	—	2.74%

(1)	Includes all loans serviced by Saxon Capital, Inc.

(2)	Saxon Capital, Inc. began structuring their securitizations as financing transactions beginning July 6, 2001; therefore there were no portfolio balances prior to July 6, 2001.

(3)	Delinquencies are measured versus contractual due dates. Payments that are less than the contractual amount, even if made under a court plan are reported as delinquent.

        In addition to servicing mortgage loans that we originate or purchase, we service mortgage loans for other lenders and investors. Our loan servicing portfolio as of June 30, 2002 is summarized below:

	Number of Loans	Principal Balance	Average Balance

	($ in thousands)
Private Investors (1)	34,861	$3,086,433	$88.5
Saxon Capital, Inc. (2)	21,813	2,594,160	118.9
Credit Suisse First Boston	3,970	481,419	121.3
Dynex Capital, Inc.	1,143	120,344	105.3
Greenwich Capital, Inc.	1,006	67,397	67.0
Fannie Mae, Freddie Mac, and Ginnie Mae	1,500	42,700	28.5
Various government entities and other investors	616	24,255	39.4

Total	64,909	$6,416,708	$98.9

(1)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

(2)	Includes loans securitized by Saxon Capital, Inc. from July 6, 2001 to June 30, 2002.

        Our Delinquency and Loss Experience

Delinquency by Credit Grade by Year Funded(1)(2)

			Percentage 60+ Days Delinquent(3)

Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	A+/A	A-	B	C	D	Total	Cumulative Loss Percentage(4)

	($ in thousands)
1996	$741,645	$50,249	6.8%	1.61%	10.59%	10.66%	15.73%	—	4.83%	1.62%
1997	$1,769,538	$199,407	11.3%	5.89%	11.82%	12.51%	17.39%	21.74%	10.55%	2.60%
1998	$2,084,718	$492,602	23.6%	6.52%	15.75%	23.41%	27.05%	29.80%	14.53%	2.74%
1999	$2,381,387	$974,054	40.9%	9.40%	16.67%	23.77%	29.50%	35.06%	18.21%	2.45%
2000	$2,078,637	$1,149,660	55.3%	9.90%	17.07%	22.08%	31.98%	45.49%	19.88%	1.47%
2001	$2,364,234	$1,825,604	77.2%	3.44%	11.80%	14.39%	20.27%	30.25%	10.29%	0.18%
2002	$1,008,747	$921,384	91.3%	0.75%	1.75%	1.92%	2.66%	6.13%	1.37%	—

(1)	Includes loans originated by Saxon Capital, Inc. and Predecessor.

(2)	As of June 30, 2002.

(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(4)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.

Three and Six Months Ended June 30, 2002 Compared to Three and Six Months Ended June 30, 2001

                Servicing segment revenues decreased $1.8 million to $7.0 million for the three months ended June 30, 2002 compared to $8.8 million for the three months ended June 30, 2001.  Servicing segment revenues decreased $2.6 million to $14.9 million for the six months ended June 30, 2002 compared to $17.5 million for the six months ended June 30, 2001.  The decrease was due primarily to lower third party servicing income for the three and six months ended June 30, 2002.

                Servicing segment net operating income decreased $2.0 million to $2.1 million for the three months ended June 30, 2002 compared to $4.1 million for the three months ended June 30, 2001.  Servicing segment net operating income decreased $3.7 million to $5.0 million for the six months ended June 30, 2002 compared to $8.7 million for the six months ended June 30, 2001.  For the three months ended June 30, 2002, the decrease was due to lower segment revenues of $1.8 million and $0.2 million in higher general and administrative expenses.  For the six months ended June 30, 2002, the decrease was due to lower segment revenues of $2.6 million and $1.1 million in higher general and administrative expenses related to the increase in the servicing portfolio.

                We continue to maintain an efficient 30 basis points cost to service while increasing our collection and mitigation efforts, improving cure rates, and receiving an above average rating for sub-prime servicing and an average rating for special servicing from Standard & Poors’.

Financial Condition

                June 30, 2002 Compared to December 31, 2001

                Mortgage loans held prior to securitization increased to $583.4 million at June 30, 2002, from $370.0 million at December 31, 2001. This increase was the result of the timing of our securitizations.

                Securitized loans increased to $2.1 billion at June 30, 2002, from $1.4 billion at December 30, 2001. This increase was the result of the execution of the $900.0 million asset backed securitization during the first quarter 2002, offset by payoffs, prepayments, and losses during the six months ended June 30, 2002.

                Mortgage servicing rights decreased to $25.5 million at June 30, 2002, from $33.8 million at December 31, 2001. The decrease was due to amortization of servicing rights of $8.3 million during the six months ended June 30, 2002.  After July 6, 2001 our securitizations are structured as financing, and servicing assets are not recorded related to those transactions.

                Warehouse financing increased $204.3 million to $487.7 million at June 30, 2002, from $283.4 million at December 31, 2001.  This increase was the result of the timing of our securitizations.

                Securitization financing increased to $2.1 billion at June 30, 2002 from $1.3 billion at December 31, 2001.  This increase was the result of the execution of the $900.0 million asset backed securitization during the first quarter 2002, offset by payments made during the six months ended June 30, 2002.

                Stockholders’ equity increased $7.3 million to $259.3 million at June 30, 2002, from $252.0 million at December 31, 2001. The increase in stockholders’ equity is due primarily to net income of $7.0 million for the six months ended June 30, 2002 and the issuance of common stock under the Employee Stock Purchase Plan.

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

                Liquidity Strategy

                Our liquidity strategy is to finance our mortgage portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset-backed securities provides us a low cost method of financing our mortgage portfolio.  In addition, our strategy allows us to reduce our interest rate risk on our fixed rate loans by securitizing them.  An integral part of our liquidity strategy is our requirement to have sufficient committed warehouse financing, with a diverse group of counterparties.  This provides us with the ability to issue our asset-backed securities at optimal points in time.  Our ability to issue asset-backed securities depends on the overall performance of our assets, as well as the strength of the capital markets.  We seek to have committed financing facilities that approximate six months of our mortgage production, even though we expect to issue asset-backed securities on a quarterly basis.  If it is not possible or economical for us to complete the securitization at optimal points in time, we may exceed our capacity under our warehouse financing.  This could require us to sell the accumulated loans at a time when the market value of the loans is low, and potentially to incur a loss in the sale transaction.  If we cannot generate sufficient liquidity, we will be unable to continue our operations, grow our loan portfolio, and maintain our hedging policy.

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

                Another component of our liquidity strategy is to have sufficient working capital to enable us to fund operating cash flow requirements until our mortgage portfolio generates sufficient cash flows to cover our operating requirements.  As of June 30, 2002, we have approximately $118.8 million of working capital.  We anticipate using a substantial portion of this working capital to build our mortgage portfolio so that it generates sufficient cash flows to cover our operating requirements.  We cannot be certain as to the amount or timing of the working capital that we will require for us to build our portfolio so that it will generate sufficient cash flows, as this can be impacted by several issues, including a prolonged economic downturn or recession, fluctuations in interest rates, and management’s short-term and long-term planning horizons.

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

                To accumulate loans for securitization, we borrow money on a short-term basis through secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans that are not securitized, we also use committed facilities to finance the advances required by our servicing contracts. As of June 30, 2002, we had $99.4 million of servicing advances, of which $25.0 million were financed.

                When we acquired SCI Services, we entered into new credit agreements and re-negotiated the terms and conditions of four of our old credit agreements. These agreements require us to comply with various customary operating and financial covenants and cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. We believe that we were in compliance with all such covenants under these agreements as of June 30, 2002.  Failure to meet or satisfy any of these covenants, financial ratios, or financial tests could result in an event of default under these agreements. These agreements also contain cross-default provisions, so that if a default occurs under any agreement, the lenders could elect to declare all amounts outstanding under all of our agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings under these agreements. Our ability to meet those financial ratios and satisfy financial tests may be affected by general economic conditions. For example: an overall decline in residential mortgage interest rates may tend to accelerate refinancings of our loans, tending to reduce the value and performance of our residual interests in our securitization trusts; an economic recession or increase in unemployment levels may adversely affect the performance of our loan portfolio; or an overall decline in the value of mortgage loan collateral within the capital markets of the United States may reduce or eliminate the amount of credit available to us through these facilities. We cannot assure you that we will continue to be able to meet those financial ratios and satisfy those financial tests.

            Warehouse and Repurchase Facilities.  Changes to our warehouse and repurchase facilities during the second quarter 2002 include:  a reduction in the maximum committed amount on the Greenwich one year facility from $350 million to $150 million, the inception of a Greenwich two year facility that has a maximum committed amount of $175 million, and a reduction in the maximum committed amount of the Wachovia facility from $350 million to $300 million.  On July 19, 2002 the Greenwich one year facility was extended from July 31, 2002 to July 18, 2003. At June 30, 2002 we had committed revolving warehouse and repurchase facilities in the amount of $1.3 billion.  The table below summarizes our facilities and their expiration dates.

Counterparty	Facility Amount	Expiration Date

($ in thousands)

JP Morgan Chase Bank and CDC Mortgage Capital	$140,000	December 10, 2002
Greenwich Capital Financial Products, Inc.	150,000	July 18, 2003
Greenwich Capital Financial Products, Inc.	175,000	June 26, 2004
Wachovia Bank, N.A.	300,000	June 26, 2003
CS First Boston Mortgage Capital, LLC	250,000	March 1, 2003
CS First Boston, New York Branch	30,000	August 2, 2002
Merrill Lynch Mortgage Capital, Inc.	250,000	March 21, 2003

Total commercial commitments	$1,295,000

            Contractual Obligations and Commercial Commitments

            The following tables summarize our contractual obligations by payment due date and commercial commitments by expiration dates as of June 30, 2002.

Payments Due by Period ($ in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Warehouse financing facility – line of credit	$130,689	$130,689	$—	$—	$—
Warehouse financing facility – repurchase agreements	357,030	268,503	88,527	—	—
Securitization financing (1)	2,065,573	583,757	850,623	353,829	277,364
Note payable	25,000	—	—	25,000	—
Capital lease obligations	67	20	47	—	—
Operating leases	21,628	5,329	9,642	4,203	2,454

Total contractual cash obligations	$2,599,987	$988,298	$948,839	$383,032	$279,818

(1)        Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

Other Commercial Commitments	Amount of Commitment Expiration Per Period ($ in thousands)

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years

Warehouse financing facility – line of credit	$140,000	$140,000	$—	$—	$—
Warehouse financing facility – repurchase agreements	1,155,000	980,000	175,000	—	—

Total commercial commitments	$1,295,000	$1,120,000	$175,000	$—	$—

            Cash Flows

             For the six months ended June 30, 2002 and 2001, we had operating cash flows of $9.1 million and negative operating cash flows of $574.4 million, respectively.  Operating cash flows, as presented in our consolidated statements of cash flows, exclude the net proceeds from or repayments of mortgage warehouse financing.

Other Matters

            Impact of New Accounting Standards

            In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No.142,

Goodwill and Other Intangible Assets.  SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets after their acquisition.  SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment.  Accordingly, we will not amortize the $4.8 million of goodwill recorded from the acquisition of the Predecessor.

            In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The associated asset retirement costs are to be capitalized as part of the carrying amount of the long–lived asset and depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, we will recognize a gain or loss on settlement.  The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002.  Management does not expect the adoption of SFAS No. 143 to have an impact on our financial position, results of operations, or cash flows.

            Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long–Lived Assets.  The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations and financial position.

             In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 (rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements) requires that extinguishments of debt are to be classified in the income statement as ordinary income or loss and not to be included as an extraordinary item.  SFAS No. 145 also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  These corrections are not substantive in nature.

            The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS No. 145 that are related to SFAS No. 13 are effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002.  Management does not expect the adoption of SFAS No. 145 to have an impact on our financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  The Company has yet to determine the impact, if any, of this statement on the Company’s financial statements.

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

            The measurement of interest rate risk is meaningful only when all related risk items are aggregated and the net positions are identified. Financial instruments that we use to manage interest rate sensitivity include: interest rate swaps, caps and floors; financial futures and forwards; and financial options (called hedges). Historically, we measured the sensitivity of the current fair value of our mortgage loans held prior to securitization, mortgage loan commitments, securitized mortgage loans, and all hedge positions to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained interest rate movements in 50 basis point increments across the yield curve.  We estimated the fair value of our collateral assuming there would be no changes in interest rates from those at period end. Once we established the base case, we projected cash flows for each of the defined interest rate scenarios. Those projections were then compared with the base case to determine the estimated change to the fair value of our collateral and hedges. The table below illustrates the simulation analysis of the impact of a 100 and 200 basis point parallel shift in the yield curve upward or downward in interest rates on the fair value of our collateral and hedges at June 30, 2002.

Interest rate simulation sensitivity analysis

            Changes in fair value that are stated below are derived based upon a parallel shift in the yield curve over a 24-month period. The base yield curve used in this analysis is the forward curve posted upon the close of business June 30, 2002 (1):

	Increase		Decrease

	+100 Bp	+200 Bp	- 100 Bp	- 200 Bp

Change in fair value of fixed rate mortgage loans held prior to securitization	$(6,690,327)	$(13,380,655)	$6,690,327	$13,380,655
Change in fair value of hedges related to fixed rate mortgage loans held prior to securitization	6,414,135	12,828,269	(6,414,135)	(12,828,269)
Change in fair value of securitized mortgage loans	(51,116,856)	(102,233,712)	51,116,856	102,233,712
Change in fair value of hedges related to securitized mortgage loans	4,790,584	17,110,584	(19,849,416)	(32,169,416)

Net change	$(46,602,464)	$(85,675,514)	$31,543,632	$70,616,682

(1)        The forward yield curve produces an interpolated 30 day LIBOR rate of 1.9% one month from June 30, 2002; 3.4% one year from June 30, 2002; 4.9% two years from June 30, 2002; and 6.1% five years from June 30, 2002.

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

            None

Item 3.  Defaults Upon Senior Securities

            None

Item 4.  Submission of Matters to a Vote of Security Holders

            On May 16, 2002, we held our annual stockholders’ meeting.  There were 28,088,616 shares of common stock outstanding entitled to vote, and a total of 25,355,092 (90.27%) were represented at the meeting in person or by proxy.  The following summarizes vote results of proposals submitted to our stockholders:

        1.        Proposal to elect three Class I Directors for terms expiring in 2005

NAME	FOR	WITHHELD

Robert G. Partlow (1)

24,408,687

946,405

David D. Wesselink

25,100,202

254,890

Thomas J. Wageman

25,100,202

254,890

        2.        Proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending December 31, 2002

FOR	AGAINST	ABSTAIN

25,089,496	233,494	32,102

Item 5.  Other Information

            None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc.(1)

3.2	Amended and Restated Bylaws of Saxon Capital, Inc.(1)

4.1	Form of Common Stock Certificate(1)

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

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-71052) declared effective by the SEC on January 14, 2002

(b)	Reports on Form 8-K

On June 27, 2002, the Company filed a Form 8-K reporting the resignation of Robert G. Partlow from his duties as Director, Executive Vice President, Chief Financial Officer and Treasurer of the Company, and a copy of the press release was filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SAXON CAPITAL, INC.
Dated: August 14, 2002
By: /s/ Michael L. Sawyer

Michael L. Sawyer
Chief Executive Officer (authorized officer of registrant)
Dated: August 14, 2002
By: /s/ Robert B. Eastep

Robert B. Eastep
Principal Accounting Officer