Form 10-Q
period 2002-09-30
SAXON CAPITAL INC
filed 2002-11-15
CIK 1160425

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ______________

Commission File Number:  000-33485

SAXON CAPITAL, INC.
(Exact name of Registrant as specified in its Charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	54-2036076 (IRS Employer Identification No.)

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

As of November 7, 2002, there were 28,120,304 shares of our common stock, par value $0.01 per share, outstanding.

This document is available on Saxon Capital Inc.’s web site at www.saxoncapitalinc.com.

SAXON CAPITAL, INC.

		Page

PART I - Financial Information

Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001		3

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and for the period July 6, 2001 to September 30, 2001 (Saxon Capital, Inc.) and for the period July 1, 2001 to July 5, 2001 and the period January 1, 2001 to July 5, 2001 (SCI Services, Inc.)		4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months Ended September 30, 2002 and for the period July 6, 2001 to September 30, 2001 (Saxon Capital, Inc.) and for the period January 1, 2001 to July 5, 2001 (SCI Services, Inc.)		5

Notes to Unaudited Condensed Consolidated Financial Statements		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63

Item 4.	Controls and Procedures	66

PART II – Other Information

Item 1.	Legal Proceedings	66

Item 2.	Changes in Securities and Use of Proceeds	66

Item 3.	Defaults Upon Senior Securities	67

Item 4.	Submission of Matters to a Vote of Security Holders	67

Item 5.	Other Information	67

Item 6.	Exhibits and Reports on Form 8-K	67

Part I.   Financial Information

Item 1.   Financial Statements

Saxon Capital, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except for share data)
(unaudited)

	September 30, 2002	December 31, 2001

Assets:
Cash	$5,592	$5,629
Accrued interest receivable on unsecuritized mortgage loans	2,726	1,958
Mortgage loan portfolio:
Mortgage loans held prior to securitization	605,542	370,038
Securitized mortgage loans	2,602,472	1,371,816

Gross mortgage loan portfolio	3,208,014	1,741,854
Loan loss reserve	(42,806)	(21,327)

Net mortgage loan portfolio	3,165,208	1,720,527
Servicing related advances, net	36,793	104,796
Securitized servicing related advances	73,835	—

Total servicing related advances	110,628	104,796
Mortgage servicing rights, net	24,905	33,847
Deferred tax asset	8,868	11,772
Other assets	34,868	20,820

Total assets	$3,352,795	$1,899,349

Liabilities and Stockholders’ Equity:
Liabilities:
Accrued interest payable	$532	$289
Mortgage loan warehouse financing	477,252	283,370
Securitization financing on mortgage loans	2,502,902	1,329,568
Securitization financing on servicing related advances	65,176	—
Note payable	25,000	25,000
Other liabilities	14,167	9,124

Total liabilities	3,085,029	1,647,351

Commitments and contingencies	—	—
Stockholders’ Equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 28,120,304 and 28,050,100 shares issued and outstanding, respectively	281	281
Additional paid-in capital	258,206	258,004
Retained earnings (accumulated deficit)	9,279	(6,287)

Total stockholders’ equity	267,766	251,998

Total liabilities and stockholders’ equity	$3,352,795	$1,899,349

The accompanying notes are an integral part of these financial statements.

Condensed Consolidated Statements of Operations
(Dollars in thousands, except for share data)
(unaudited)

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	Three Months Ended September 30,	For the Period July 6, to September 30,	For the Period July 1, to July 5,	Nine Months Ended September 30,	For the Period July 6, to September 30,	For the Period January 1, to July 5,

	2002	2001	2001	2002	2001	2001

Revenues:
Interest income	$59,145	$18,437	$912	$150,234	$18,437	$15,331
Interest expense	(24,665)	(9,353)	(562)	(61,286)	(9,353)	(11,524)

Net interest income	34,480	9,084	350	88,948	9,084	3,807
Provision for mortgage loan losses	(6,124)	(5,430)	(678)	(21,205)	(5,430)	(8,423)

Net interest income after provision for mortgage loan losses	28,356	3,654	(328)	67,743	3,654	(4,616)
Gain on sale of mortgage loans	133	—	(846)	365	—	32,892
Servicing income, net of amortization	9,073	5,532	(115)	24,260	5,532	16,670

Total net revenues	37,562	9,186	(1,289)	92,368	9,186	44,946
Expenses:
Payroll and related expenses	13,366	8,312	2,148	37,519	8,312	25,220
General and administrative expenses	9,580	6,576	1,192	27,232	6,576	16,684
Depreciation and amortization	531	919	67	1,215	919	3,736
Impairment of assets, net	—	—	(326)	—	—	52,264
Other expense (income)	—	1,474	89	795	1,474	(1,842)

Total expenses	23,477	17,281	3,170	66,761	17,281	96,062
Income (loss) before taxes	14,085	(8,095)	(4,459)	25,607	(8,095)	(51,116)
Income tax expense (benefit)	5,561	(3,156)	(2,488)	10,041	(3,156)	(21,609)

Net Income (Loss)	$8,524	$(4,939)	$(1,971)	$15,566	$(4,939)	$(29,507)

Earnings Per Common Share:(1)
Average common shares – basic	28,101,450	28,050,100	28,050,100	28,087,203	28,050,100	28,050,100
Average common shares – diluted	29,154,612	28,050,100	28,050,100	29,300,850	28,050,100	28,050,100
Basic earnings per common share	$0.30	$(0.18)	$(.07)	$0.55	$(0.18)	$(1.05)
Diluted earnings per common share	$0.29	$(0.18)	$(.07)	$0.53	$(0.18)	$(1.05)

(1)

Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued at the end of the period were outstanding throughout the periods presented.

The accompanying notes are an integral part of these financial statements.

Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	Nine Months Ended September 30, 2002	For the Period July 6, to September 30, 2001	For the Period January 1, to July 5, 2001

Operating Activities:
Net income (loss) from operations	$15,566	$(4,939)	$(29,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,564	5,305	16,117
Deferred income tax (benefit) expense	2,904	—	(20,492)
Permanent impairment on assets	1,027	—	51,987
Purchase and origination of mortgage loans, including premiums	—	—	(1,224,885)
Proceeds from securitization of mortgage loans	—	—	661,456
Principal collections and liquidations on mortgage loans	—	—	4,959
Interest-only residual assets retained from securitizations	—	—	(32,365)
Cash received from residuals	—	—	25,542
Payments received on subordinate bonds	—	—	462
Provision for mortgage loan losses	21,205	5,430	8,423
Provision for advanced interest losses	4,012	1,056	—
Increase in servicing related advances	(5,176)	(22,123)	(49,398)
Increase in accrued interest receivable on securitized loans	(8,777)	(5,313)	—
Increase in accrued interest payable on securitization financing	2,760	1,671	—
Net change in other assets and other liabilities	1,085	(5,961)	4,447

Net cash provided by (used in) operating activities	45,170	(24,874)	(583,254)

Investing Activities:
Purchase and origination of mortgage loans, including premiums	(1,795,691)	(572,213)	—
Principal payments on mortgage loans	321,937	10,917	—
Proceeds from the sale of mortgage loans	30,946	68,596	—
Purchases of derivatives instruments	(31,482)	(17,340)	—
Acquisition of mortgage servicing rights	(3,302)	—	(8,229)
Acquisition of Saxon Capital, Inc.	—	(170,130)	—
Net capital expenditures	(3,416)	(559)	(4,064)

Net cash used in investing activities	(1,481,008)	(680,729)	(12,293)

Financing Activities:
Securitization financing:
Proceeds from issuance of securitization financing	1,595,427	661,628	—
Principal payments on securitization financing	(354,261)	(9,956)	—
Proceeds from (repayment of) warehouse financing, net	193,882	(232,097)	552,311
Proceeds received from issuance of stock	753	260,288	—
Proceeds from note payable	—	25,000	—
Repayment of note	—	—	(9,500)
Contributions from parent	—	—	55,300

Net cash provided by financing activities	1,435,801	704,863	598,111

Net (decrease) increase in cash	(37)	(740)	2,564
Cash at beginning of period	5,629	2,999	435

Cash at end of period	$5,592	$2,259	$2,999

Supplemental Cash Flow Information:
Cash paid for interest	$69,518	$9,033	$11,420
Cash paid (refunds received) for taxes	$5,106	$—	$(2,475)
Non-Cash Financing Activities:
Securitization of mortgage loans, net of basis adjustments	$1,533,794	$—	$—
Securitization of servicing related advances	$91,410	$—	$—

The accompanying notes are an integral part of these financial statements.

Notes to the Condensed Consolidated Financial Statements
September 30, 2002 (unaudited)

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

          In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair statement of Saxon Capital, Inc.’s financial condition at September 30, 2002 and December 31, 2001, the results of Saxon Capital, Inc.’s and SCI Services, Inc.’s operations for the three and nine months ended September 30, 2002 and 2001, and Saxon Capital, Inc.’s and SCI Services, Inc.’s cash flows for the nine months ended September 30, 2002 and 2001.  The results of operations and other data for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2002.  The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Saxon Capital, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001.

          Saxon Capital, Inc. (the “Company”) (NASDAQ: SAXN) was formed April 23, 2001.  The Company acquired all of the issued and outstanding capital stock of SCI Services, Inc. (“Predecessor”) from Dominion Capital, Inc. (“Dominion Capital”) on July 6, 2001.  The Company had no activities between April 23, 2001 and the acquisition of Predecessor.  In connection with the acquisition of Predecessor, the Company sold 28.1 million shares in a private placement offering.

          The Company, through its wholly-owned subsidiaries Saxon Mortgage, Inc. (“Saxon Mortgage”) and America’s MoneyLine, Inc. (“America’s MoneyLine”) is licensed to originate loans or is exempt from licensing requirements, in 49 states.  Its activities consist primarily of originating and purchasing single-family residential mortgage loans and home equity loans through three production channels—broker, correspondent, and direct consumer.  The Company may also, from time to time, purchase loans from pre-divestiture securitizations pursuant to the clean-up call provisions of the related trusts.  In addition, the Company, through its wholly-owned subsidiary Saxon Mortgage Services, Inc., formerly Meritech Mortgage Services, Inc. (“Saxon Mortgage Services”), services and sub-services single-family mortgage loans throughout the country that primarily have been purchased or originated by the Company.  The Company, headquartered in Glen Allen, Virginia, has operation centers in Fort Worth, Texas and Foothill Ranch, California and 20 branch offices located throughout the country at September 30, 2002.  The focus of the Company is on originating, purchasing and securitizing loans to homebuyers who generally do not meet the underwriting guidelines of one of the government-sponsored agencies such as Freddie Mac, Fannie Mae, and Ginnie Mae.  Loans originated or purchased by the Company are extended on the basis of equity in the borrower’s property and the creditworthiness of the borrower.  The Company accumulates such loans until a sufficient volume has been reached to securitize into an asset-backed security.

          The unaudited condensed consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries.  All intercompany balances and transactions have been eliminated in consolidation.

          (b)          Use of Estimates

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The recorded balances most affected by the use of estimates are allowance for loan losses, hedging activities, and valuation of servicing rights.

          (c)          Mortgage Loans Held Prior to Securitization

          Mortgage loans held prior to securitization consist of mortgage loans secured by single-family residential properties (which may include manufactured homes affixed to and classified as real property under applicable law), condominium, and one-to-four unit properties.  Loan origination fees and certain direct loan origination costs, as well as any premiums or discounts from acquiring mortgage loans are deferred as an adjustment to the cost basis of the loans.  These fees and costs are amortized over the life of the loan.  Mortgage loans held for sale are carried at the lower of cost or fair value in the aggregate.

          (d)          Securitization of Mortgage Loans

          The Predecessor structured its securitizations as a sale of the mortgage loans, with a corresponding one-time recognition of gain or loss.  As a result of this accounting treatment, the mortgage loans were removed from the balance sheet at the time of securitization except for certain residual interests retained in the Predecessor’s securitizations.

          Since July 6, 2001, the Company has structured securitizations as financing transactions, and accordingly holds the mortgage loans for investment.   These securitizations do not meet the qualifying special purpose entity criteria because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by the Company.  Also, the Company, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any mortgage loans securitized through a securitization trust that become troubled.  Accordingly, following a securitization, the mortgage loans remain on the balance sheet and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans.  The Company now records interest income on the mortgage loans and interest expense on the debt securities issued in the securitization over the life of the debt obligations, instead of recognizing a one-time gain or loss upon completion of the securitization.

          The Company records the principal balance of the mortgage loans on a scheduled basis as compared to the mortgage loans’ actual balance, which does not have a significant impact on the Company’s financial statement presentation.  Accordingly, principal or interest that is delinquent is included as a component of Servicing Related Advances on the consolidated balance sheets.  The amount of advanced interest is evaluated as a component of the allowance for mortgage loan loss valuation.

          (e)          Securitization of Servicing Related Advances

          The Company has securitized a portion of its servicing related advances related to the principal or interest advances the Company is obligated to make as servicer for securitization trusts.  This securitization is structured as a financing transaction.  Accordingly, the servicing related advances remain on the balance sheet and the securitization indebtedness replaces the debt, if any, associated with the servicing related advances.  No gain or loss is recorded related to this transaction.

          (f)          Called Loans

          Called loans are performing or non-performing mortgage loans acquired from outstanding securitizations pursuant to the clean-up call option that is a feature of most of the securitizations that the Company has sponsored. This option permits the purchase of the remaining securitized loans when the total outstanding amount falls to a specified level, typically 10% of the original principal balance. In some instances the call option is held by the Company, and in others the option may be held by a non-affiliated party, which may, but is not required to, offer the called loans for purchase by the Company. The Company generally intends to either securitize or sell the mortgage loans that it acquires in these transactions.

          (g)          Provision for Mortgage Loan Loss

          The Company periodically evaluates the adequacy of reserves for credit losses on its mortgage loans.  In addition, the Company reviews the overall delinquency of the loans and determines the need for additional reserves.  Provision for loan losses on mortgage loans is made in an amount to maintain loss reserves at an appropriate level for currently existing probable losses of principal, interest and fees, for uncollected and advanced interest, and unamortized basis adjustments.  Provision amounts are charged as a current period expense to operations.  The Company defines a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms.  Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status, applying the Company’s historical loss experience, and other relevant industry and economic data.  Loss reserve estimates are reviewed periodically and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of the Company’s control and due to the characteristics of the portfolio and migration into various credit risks, such as mortgagee payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

          (h)          Real Estate Owned

          Real estate owned is recorded at the lower of cost or net realizable value. When a loan is deemed to be uncollectible and foreclosed, it is transferred to real estate owned at the lower of cost or net realizable value. Net realizable value is defined as the property’s fair value less estimated costs to sell.  Individual real estate owned properties are periodically reviewed and write-downs are recorded, as required.  Costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred.  The balance of real estate owned that is not included in any Saxon Asset Securities Trust (“SAST”) securitization at September 30, 2002 and December 31, 2001 was $1.0 million and $2.0 million, respectively, and is included in Other Assets on the Condensed Consolidated Balance Sheets.  In addition, the balance of real estate owned that is held in SAST securitizations included in Securitized Loans on the Condensed Consolidated Balance Sheets is $15.8 million and $0.9 million at September 30, 2002 and December 31, 2001, respectively.

          (i)          Interest Income

          The Company earns interest income on mortgage loans held prior to securitization and securitized mortgage loans as contractually due on the mortgage loan.  The Company does not accrue more than three months of interest on mortgage loans at any given point of time.  Interest accrued on mortgage loans held prior to securitization is included in Accrued Interest Receivable on Unsecuritized Mortgage Loans on the Condensed Consolidated Balance Sheets; while interest accrued on securitized mortgage loans is included as a component of the securitized mortgage loan balance as the amount is pledged to the related securitization trust.

          Nonaccrual mortgage loans are loans on which accrual of interest has been suspended.  Interest income is suspended on all mortgage loans when principal or interest payments are more than three months contractually past due.  Accrual of income on nonaccrual mortgage loans is resumed if the receivable becomes less than three months contractually past due.  With respect to securitized loans, placing loans on nonaccrual status does not relieve the Company of its obligation to continue to make servicing advances as required by the applicable securitization agreements.  Advanced interest is reserved for as a component of interest income.

          (j)          Interest-only Residual Assets and Subordinate Bond Investments

          In recording and accounting for interest-only residual assets (“I/O”s) prior to July 6, 2001, the Predecessor made assumptions, which were believed to reasonably reflect economic and other relevant conditions that affect fair value, which were then in effect, about rates of prepayments, and defaults and the value of collateral.  Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of the collateral generally differed from the initial estimates, and these differences were sometimes material.  The I/Os and related hedges, and subordinate bonds recorded at July 5, 2001 were assigned to Dominion Capital and are no longer included on the Company’s balance sheet.

          (k)          Mortgage Servicing Rights

          The Company recognizes as a separate asset the rights to service mortgage loans for others once such rights are contractually separated from the underlying mortgage loans.  Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income and are recorded at the lower of amortized cost or fair value on the Condensed

Consolidated Balance Sheets.  Mortgage servicing rights are assessed periodically to determine if there has been any impairment to the recorded balance, based on fair value at the date of the assessment and by stratifying the mortgage servicing rights based on underlying loan characteristics, including the year of capitalization. Since July 6, 2001, the Company’s securitizations are treated as financings, and accordingly the Company has not capitalized any mortgage servicing rights upon securitization.

          (l)          Servicing Revenue Recognition

          Mortgage loans serviced require regular monthly payments from borrowers.  Income on loan servicing is generally recorded as payments are collected and is based on a percentage of the principal balance of the respective loans. Loan servicing expenses are charged to operations when incurred.  The contractual servicing fee is recorded as a component of interest income on the consolidated statements of operations for securitized loans and other loans owned by the Company, and it is recorded as servicing income on the Condensed Consolidated Statements of Operations for loans serviced for others.

          (m)        Derivative Financial Instruments

          The Company may use a variety of financial instruments to hedge the exposure to changes in interest rates.  The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (“Interest Rate Agreements”) to manage the sensitivity to changes in market interest rates.  The Interest Rate Agreements used have an active secondary market, and none are obtained for a speculative nature; for instance, trading.  These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. In accordance with Statement of Financial Accounting Standard (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, as amended, at trade date, these instruments and their hedging relationship are identified, designated and documented.

          For Interest Rate Agreements designated as hedge instruments, the Company evaluates the effectiveness of these hedges periodically against the financial asset being hedged to ensure there remains adequate correlation in the hedge relationship.  Since the Company’s risk with interest rates is the potential change in fair market value of the loans, the Company is treating these as fair market value hedges per SFAS 133.  Once the hedge relationship is established, the changes in fair value of both the hedge instruments and financial asset are recognized in the Condensed Consolidated Statements of Operations in the period in which the changes occur.  The net amount recorded in the Condensed Consolidated Statements of Operations is referred to as hedge ineffectiveness.

          (n)          Reclassification

          Certain amounts for 2001 have been reclassified to conform to the presentation for 2002.

          (o)          Recently Issued Accounting Standards

          Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated results of operations and financial position.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 (rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements) requires that extinguishments of debt are to be classified in the income statement as ordinary income or loss and not to be included as an extraordinary item.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS No. 145 that are related to SFAS No. 13 are effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002.  Management does not expect the adoption of SFAS No. 145 to have an impact on the financial position, results of operations, or cash flows of the Company.

          In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002.   Management does not expect the adoption of SFAS No. 146 to have an impact on the financial position, results of operations, or cash flows of the Company.

          In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.  144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.   With the exception of transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  This portion of the Statement is effective for acquisitions on or after October 1, 2002.  The effective date for this provision is on October 1, 2002, with earlier application permitted.  Also, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions.  The provisions of this Statement regarding accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  Management does not expect the adoption of SFAS No. 147 to have an impact on the financial position, results of operations, or cash flows of the Company.

(2)     Earnings Per Share

          Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options or warrants.  Diluted earnings per share is based on the weighted average number of common shares, dilutive stock options and dilutive stock warrants outstanding during the year.  Computations of earnings per common share were as follows:

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	Three Months Ended September 30,	For the Period July 6, to September 30,	For the Period July 1, to July 5,	Nine Months Ended September 30,	For the Period July 6, to September 30,	For the Period January 1, to July 5,

	2002	2001 (1)	2001 (1)	2002	2001 (1)	2001 (1)

	(amounts in thousands, except per share amounts)
Basic:
Net income	$8,524	$(4,939)	$(1,971)	$15,566	$(4,939)	$(29,507)
Weighted average common shares outstanding	28,101	28,050	28,050	28,087	28,050	28,050

Earnings per share	$0.30	$(0.18)	$(.07)	$0.55	$(0.18)	$(1.05)

Diluted:
Net income	$8,524	$(4,939)	$(1,971)	$15,566	$(4,939)	$(29,507)
Weighted average common shares outstanding	28,101	28,050	28,050	28,087	28,050	28,050
Dilutive effect of stock options and warrants	1,053	—	—	1,214	—	—

Weighted average common shares outstanding – diluted	29,154	28,050	28,050	29,301	28,050	28,050

Earnings per share	$0.29	$(0.18)	$(.07)	$0.53	$(0.18)	$(1.05)

(1)	Earnings per common share for periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued at the end of the period were outstanding throughout the periods presented.

(3)     Mortgage Loans Held Prior to Securitization

          The Company purchases and originates fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years.  These mortgage loans are secured by single-family residential properties (which may include manufactured homes affixed to and classified as real property under applicable law), condominium and one-to-four unit properties, and are being recorded at the lower of cost or estimated fair value, adjusted for any hedge activity.  Certain of these mortgage loans are pledged as collateral for a portion of the warehouse financing and other borrowings.

          Approximately 20% and 24% of the property securing the Company’s mortgage loan portfolio was located in the state of California at September 30, 2002 and December 31, 2001, respectively.  No other state comprised more than 8% of our mortgage loan portfolio at September 30, 2002 or December 31, 2001.

          Mortgage loans held prior to securitization as of September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002	December 31, 2001

	($ in thousands)
Mortgage loan principal balance, including hedge basis adjustments	$597,931	$366,658
Unamortized basis adjustments, net (1)	7,611	3,380

Ending balance	$605,542	$370,038

(1)	Included in the unamortized basis adjustments are premiums, discounts, hedge basis adjustments, and net deferred origination costs.

          From time to time, the Company may choose to sell certain mortgage loans rather than securitize them.  During the nine months ended September 30, 2002, the Company sold $17.1 million in performing mortgage loans and $15.6 million in delinquent mortgage loans, net of $2.2 million of basis adjustments, resulting in a gain of $0.4 million.  During the nine months ended September 30, 2001, the Company sold $66.8 million in performing mortgage loans and $5.1 million in delinquent mortgage loans, net of $2.0 million of basis adjustments, resulting in a loss of $1.1 million.

(4)     Securitized Mortgage Loans

          During the nine months ended September 30, 2002, the Company completed two securitizations of mortgage loans ($1.5 billion in principal balances and $29.0 million in unamortized basis adjustments).  The components of securitized loans at September 30, 2002 and December 31, 2001 are as follows:

	September 30, 2002	December 31, 2001

	($in thousands)
Mortgage loan principal balances	$2,503,825	$1,317,959
Unamortized basis adjustments, net	79,048	43,034
Accrued interest receivable (1)	19,599	10,823

Ending balance	$2,602,472	$1,371,816

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

          Activity related to the loan loss reserve for the mortgage loan portfolio for the three and nine months ended September 30, 2002 and 2001 is as follows:

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	Three Months Ended September 30, 2002	For the Period July 6, 2001 to September 30, 2001	For the Period July 1, 2001 to July 5, 2001	Nine Months Ended September 30, 2002	For the Period July 6, 2001 to September 30, 2001	For the Period January 1, 2001 to July 5, 2001

	($ in thousands)
Beginning balance	36,630	3,978	3,438	21,327	3,978	3,607
Acquisition related allowance	—	3,072	—	—	3,072	—
Provision for loan losses	6,889	6,486	678	25,217	6,486	8,423
(Charge offs)/Recoveries	(713)	91	(138)	(3,738)	91	(8,052)

Ending balance	42,806	13,627	3,978	42,806	13,627	3,978

          Provision for losses on advanced interest in the amount of $0.8 million for the three months ended September 30, 2002 and in the amount of $4.0 million for the nine months ended September 30, 2002 is included as a component of interest income in the Condensed Consolidated Statements of Operations.  Provision for losses on advanced interest of $1.1 million for the period of July 6, 2001 to September 30, 2001 is included as a component of interest income in the Condensed Consolidated Statements of Operations.  There were no provisions made for losses on advanced interest for the period from January 1, 2001 to July 5, 2001.

(6)     Mortgage Servicing Rights

          Mortgage servicing rights represent the carrying value of the Company’s servicing portfolio. The following table summarizes activity in mortgage servicing rights:

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	Three Months Ended September 30,	For the Period July 6, to September 30,	For the Period July 1, to July 5,	Nine Months Ended September 30,	For the Period July 6, to September 30,	For the Period January 1, to July 5,

	2002	2001	2001	2002	2001	2001

	($ in thousands)
Balance, beginning of period	$25,503	$41,616	$41,860	$33,847	$41,616	$47,834
Retained from securitizations	––	––	––	––	––	5,440
Purchased	3,302	––	––	3,302	––	2,789
Amortization	(2,873)	(4,802)	(244)	(11,217)	(4,802)	(14,447)
Impairment	(1,027)	––	––	(1,027)	––	––

Balance, end of period	$24,905	$36,814	$41,616	$24,905	$36,814	$41,616

          As of September 30, 2002, the following table summarizes the remaining estimated projected amortization expense for mortgage servicing rights for each of the five succeeding fiscal years:

December 31,

($ in thousands)
2002	$2,992
2003	9,666
2004	6,517
2005	4,041
2006	1,164
Thereafter	525

Total	$24,905

(7)      Servicing Related Advances

          When borrowers are delinquent in making monthly payments on mortgage loans included in a securitization, the Company generally is required to advance interest payments, insurance premiums, property taxes, and property protection costs with respect to the delinquent mortgage loans to the extent that the advances are ultimately recoverable from proceeds of the related loan or mortgaged property.

          The balances of servicing related advances at September 30, 2002 and December 31, 2001 were as follows:

	September 30, 2002	December 31, 2001

	($ in thousands)
Escrow advances (taxes and insurance)	$20,273	$22,758
Foreclosure and other advances	14,472	15,500
Principal and interest advances (1)	75,883	66,538

Total servicing related advances	$110,628	$104,796

(1)	At September 30, 2002, includes $73.8 million of servicing related advances that were securitized during the third quarter, net of $0.7 million in reserves.

(8)     Warehouse Financing, Securitization Financing and Note Payable

          A summary of the activity under these agreements at September 30, 2002 and December 31, 2001, respectively, is as follows:

	September 30, 2002	December 31, 2001

	($ in thousands)
Total Committed
Warehouse borrowing – loans and servicing advances	$140,000	$140,000
Repurchase agreements - loans	1,125,000	1,200,000
Repurchase agreements – servicing advances	—	30,000
Securitization financing – servicing advances	75,000	—
Securitization financing – loans	—	—
Securitization financing – prefunding cash	—	—
Note payable	—	—

Total	$1,340,000	$1,370,000

Amounts Outstanding
Warehouse borrowing – loans	$139,972	$58,980
Warehouse borrowing – servicing advances	—	6,000
Repurchase agreements – loans	337,280	218,390
Repurchase agreements – servicing advances	—	—
Securitization financing – servicing advances	65,176	—
Securitization financing – loans	2,502,902	1,329,568
Note payable	25,000	25,000

Total	$3,070,330	$1,637,938

Outstanding Collateral
Warehouse borrowing – loans	$215,417	$123,564
Warehouse borrowing – servicing advances	—	44,665
Repurchase agreements – loans	340,585	221,496
Repurchase agreements – servicing advances	—	51,733
Securitization financing – servicing advances	73,835	—
Securitization financing – loans	2,503,825	1,317,959
Note payable	—	—

Total	$3,133,662	$1,759,417

Remaining Capacity to Borrow
Warehouse borrowing – loans and servicing advances	$28	$75,020
Repurchase agreements – loans	787,720	981,609
Repurchase agreements – servicing advances	—	30,000
Securitization financing – servicing advances	9,824	—
Securitization financing – loans	—	—
Note payable	—	—

Total	$797,572	$1,086,629

          The following table summarizes our contractual obligations at September 30, 2002:

Payments Due by Period	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	($ in thousands)
Warehouse financing facility – line of credit	$139,972	$139,972	$—	$—	$—
Warehouse financing facility – repurchase agreements	337,280	163,989	173,291	—	—
Securitization financing – servicing advances	65,176	—	—	65,176	—
Securitization financing – loans (1)	2,502,902	895,505	961,988	370,402	275,007
Note payable	25,000	—		25,000	—

Total contractual cash obligations	$3,070,330	$1,199,466	$1,135,279	$460,578	$275,007

(1)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

          A summary of interest expense and the weighted average cost of funds is as follows:

	Saxon Capital, Inc.		SCI Services,Inc. (Predecessor)	Saxon Capital, Inc.		SCI Services,Inc. (Predecessor)

	Three Months Ended September 30,	For the Period July 6, to September 30,	For the Period July 1, to July 5,	Nine Months Ended September 30,	For the Period July 6, to September 30,	For the Period January 1, to July 5,

	2002	2001	2001	2002	2001	2001

	($ in thousands)
Interest Expense
Warehouse borrowing	$223	$77	$39	$614	$77	$499
Repurchase agreements	1,169	3,217	349	4,968	3,217	5,288
Securitization financing – loans	21,329	5,150	—	51,713	5,150	1,438
Securitization financing – servicing advances	317	—	—	317	—	—
Notes payable	499	477	101	1,496	477	3,665
Other	1,128	432	73	2,178	432	634

Total	$24,665	$9,353	$562	$61,286	$9,353	$11,524

Weighted Average Cost of Funds
Warehouse borrowing	3.19%	4.51%	4.48%	3.18%	4.51%	5.85%
Repurchase agreements	2.75%	4.28%	7.38%	2.56%	4.28%	5.56%
Securitization financing – loans	3.31%	4.77%	—	3.35%	4.77%	—
Securitization financing – servicing advances	3.78%	—	—	3.78%	—	—
Notes payable	8.09%	8.00%	4.49%	8.00%	8.00%	5.68%

          Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties, and events of default.  In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its credit facilities without the prior approval of its lenders.  At September 30, 2002, the Company was in compliance with all the covenants under the respective borrowing agreements.

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

          By using derivative instruments as part of the risk management strategy, the Company is exposed to additional credit risk.  The Company mitigates counterparty credit risk in derivative instruments by established credit approval policies and risk control limits, and by using only highly rated financial institutions and actively traded hedging instruments. Certain derivative agreements require payments be made to, or be received from, the counterparty when the fair value of the derivative exceeds a prespecified contractual amount.  At September 30, 2002 and December 31, 2001, the fair value hedges totaling $(12.4) million and $(0.8) million, respectively, were included in other assets. During the three and nine months ended September 30, 2002, hedge ineffectiveness associated with fair value hedges resulted in income in the amount of  $0.2 million and $0.4 million respectively.

(10)    Stockholders’ Equity

            Pursuant to the Company’s Employee Stock Purchase Plan, participating employees of the Company can elect to purchase the Company’s common stock at a 15% discount.  Activity related to the Company’s Employee Stock Purchase Plan for the nine months ended September 30, 2002 was as follows:

Issuance Date	Shares Issued	Issuance Price	Proceeds

(amounts in thousands, except issuance price per share)
January 30, 2002	30.3	$9.80	$296.9
March 28, 2002	8.3	$12.55	$104.2
June 28, 2002	12.6	$13.82	$174.1
September 30, 2002	19.0	$9.41	$179.0

Total	70.2		$754.2

          The Company also capitalized $0.2 million and $0.6 million in costs associated with its stock issuance and registration fees during the three and nine months ended September 30, 2002.

(11)   Stock Options

          The Company has established the Saxon Capital, Inc. 2001 Stock Incentive Plan (the “Stock Incentive Plan”) which provides for the issuance of stock options to eligible employees and other eligible participants.  The Stock Incentive Plan also authorizes the issuance to eligible participants of other awards including restricted common stock, stock appreciation rights, or unit awards based on the value of the Company’s common stock; however, the Company has not issued any of such other types of awards.  The maximum number of stock options or other awards under the Stock Incentive Plan is calculated as of January 1 of each year as the greatest of (i) 2,998,556; (ii) 10.69% of the total number of then outstanding shares of common stock of the Company as of January 1 of each year; or (iii) the maximum number that has been previously awarded or granted under the Stock Incentive Plan, provided that the total number of shares to be issued under the Stock Incentive Plan may not exceed 6,000,000.

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

          In addition to the 2,801,000 options outstanding at September 30, 2002 pursuant to the Stock Incentive Plan, 475,000 stock options were granted by the Company in 2001 to non-employee members of its Board of Directors and are outstanding at September 30, 2002.

          The following table summarizes the transactions relating to the Company’s stock options  for the nine months ended September 30, 2002:

	Number of Options	Weighted Average Exercise Price

Options outstanding, January 1, 2002 (includes 2,730,500 options outstanding under the Stock Incentive Plan)	3,205,500	$10.02
Options granted	97,500	$11.82
Stock Incentive Plan options canceled	27,000	$10.10

Options outstanding at September 30, 2002 (includes 2,801,000 options outstanding pursuant to the Stock Incentive Plan)	3,276,000	$10.07

          The following table summarizes additional information concerning outstanding and exercisable stock options at September 30, 2002.

	Options Outstanding			Options Exercisable

Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$10.00	2,585,000	8.8	$10.00	946,250	$10.00
$10.10	7,500	9.2	$10.10	—	—
$10.10	511,000	9.1	$10.10	—	—
$10.10	75,000	9.0	$10.10	—	—
$14.15	7,500	9.9	$14.15	—	—
$11.63	90,000	9.8	$11.63	—	—

          As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to follow APB 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans for stock options issued to employees and non-employee directors.  Any options issued to consultants will be expensed.  As of September 30, 2002, no options have been granted to consultants.  The Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.  During the year ended December 31, 2001, the Company determined the pro-forma information as if the Company had accounted for stock options granted since May 31, 2001, under the fair value method of SFAS No. 123.  The Black-Scholes option pricing model was used with the following weighted average assumptions for options issued during 2001:

2001

Risk-free interest rate	4.60 - 5.41%
Dividend yield	—
Volatility factor	23.56%
Weighted average expected life	10 years

          The weighted average fair values of options granted in 2001 were $4.83 per share.  If the Company had recognized compensation expense based on this value, the Company’s pro-forma net earnings and both basic and diluted earnings per share would have been reduced by approximately $2.9 million or $0.10 per share for the nine months ended September 30, 2002.

(12)   Commitments and Contingencies

          Leases

          The Company is obligated under non-cancelable operating leases for property and both operating and capital leases for equipment.  Minimum annual rental payments as of September 30, 2002 are as follows:

		Equipment

	Real Property Operating	Operating	Capital	Total

	($ in thousands)
2002	$1,060	$611	$10	$1,681
2003	4,300	1,796	40	6,136
2004	3,995	779	3	4,777
2005	3,298	22	—	3,320
2006	2,356	—	—	2,356
Thereafter	3,365	—	—	3,365

Total	$18,374	$3,208	$53	$21,635

Imputed interest rate			6.4%
Present value of net minimum lease payments			$50

          Rental and lease expense amounted to $1.9 million, $0.1 million and $1.3 million for the three month period ended September 30, 2002, from July 1, 2001 to July 5, 2001 and from July 6, 2001 to September 30, 2001, respectively. Rental and lease expense was $5.2 million, $2.8 million and $1.3 million for the nine month period ended September 30, 2002, from January 1, 2001 to July 5, 2001 and from July 6, 2001 to September 30, 2001, respectively.

          Mortgage Loans

          At September 30, 2002 and December 31, 2001, the Company had commitments to fund mortgage loans of approximately $173.7 million and $197.8 million, respectively.  This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

          As part of its representations and warranties made at the time of securitization, the Company agrees that it will repurchase any loan which is found to be materially and adversely affected by a violation of such representations and warranties.  As of September 30, 2002 and December 31, 2001, the Company was not obligated to repurchase any loans that had been securitized.

          Legal Matters

          Because the nature of the Company’s business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, the Company is subject, in the normal course of business, to various legal proceedings.  The resolution of these lawsuits, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.  Certain legal matters are discussed in more detail under “Part II-Other Information, Item 1-Legal Proceedings” in this document.

          Insurance Policies

          As of September 30, 2002, the Company carried a primary directors and officers liability insurance policy for $10 million and excess directors and officers liability insurance policies totaling $40 million.  In addition, the Company carried (1) a banker’s professional/lenders liability policy, a mortgage protection policy, a fiduciary liability policy and an employment practices liability policy for $10 million each; (2) a financial institutions bond and a commercial umbrella coverage for $15 million each; (3) a commercial general liability policy and a property insurance policy for $2 million each; and (4) a business auto policy and worker’s compensation policy for $1 million each.

(13)    Related Party Transactions

          At September 30, 2002 and December 31, 2001, the Company had $15.6 million and $10.9 million, respectively, of unpaid principal balances, related to mortgage loans originated for employees of the Company and certain officers of Dominion Resources.  These mortgage loans were underwritten to the Company’s underwriting guidelines.  When making loans to our employees, the Company waives loan origination fees that otherwise would be paid to us by the borrower, and reduces the interest rate by 25 basis points from the market rate.

          For the nine months ended September 30, 2002 and 2001, the Company paid $0.3 million and $0.2 million, respectively, to OIC Design, Inc. (“OIC”) for marketing and printing material.  The owner and principal officer of OIC is the spouse of a Company Executive Vice President.  This relationship with OIC has been discontinued during 2002.

(14)    Segments

          The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies (Note 1), except as noted below.

          Segment revenues and operating income amounts are evaluated and include the economic value of mortgage loans originated, servicing income, other income and expense, and general and administrative expenses.  Economic value of mortgage loans originated represents the amount in excess of the segment’s basis in its loan originations that generate a required after tax return of capital.

          Certain amounts are not evaluated at the segment level and are included in the segment net operating income reconciliation below.  The unallocated gain on securitizations represents the difference between the segment’s economic value of mortgage loans originated and the estimated gain on securitization.  For periods subsequent to July 6, 2001, the segment’s economic value of mortgage loans originated was required to be eliminated since the Company now structures its securitizations as financing transactions.

          Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	Three Months Ended September 30,	For the Period July 6, to September 30,	For the Period July 1, to July 5,	Nine Months Ended September 30,	For the Period July 6, to September 30,	For the Period January 1, to July 5,

	2002	2001	2001	2002	2001	2001

	($ in thousands)
Segment Revenues:
Wholesale	$9,112	$12,250	$52	$23,756	$12,250	$20,662
Correspondent	3,409	4,175	5	8,672	4,175	8,800
Retail	9,198	7,972	161	23,043	7,972	9,832
Servicing	7,943	6,001	(108)	22,831	6,001	24,211

Total Segment Revenues	$29,662	$30,398	$110	$78,302	$30,398	$63,505

Segment Operating Income (Loss):
Wholesale	$4,567	$9,286	$(44)	$10,588	$9,286	$13,535
Correspondent	1,940	2,877	(54)	4,265	2,877	5,463
Retail	3,495	4,502	(604)	6,745	4,502	6,858
Servicing (1)	3,637	1,358	(710)	8,630	1,358	14,237

Total Segment Net Operating Income (Loss)	$13,639	$18,023	$(1,412)	$30,228	$18,023	$40,093

Segment Net Operating Income (Loss) Reconciliation:
Total segment operating income	$13,639	$18,023	$(1,412)	$30,228	$18,023	$40,093
Net interest income	34,480	9,084	350	88,948	9,084	3,807
Provision for loan losses	(6,124)	(5,430)	(678)	(21,205)	(5,430)	(8,423)
Unallocated gain (loss) on sale of loans	133	—	(846)	365	—	32,892
Elimination of segment economic value of mortgage loans originated	(20,940)	(24,765)	(952)	(54,297)	(24,765)	(7,177)
Unallocated shared general and administrative expenses	(7,103)	(5,007)	(1,247)	(18,432)	(5,007)	(60,044)
Impairment of assets	—	—	326	—	—	(52,264)

Total consolidated income (loss) before taxes	$14,085	$(8,095)	$(4,459)	$25,607	$(8,095)	$(51,116)

(1) The Company includes all costs to service mortgage loans within the servicing segment.

(15)    Subsequent Events

           On October 10, 2002, the Company entered into a new committed warehouse facility for $150 million that will extend through October 2003.

           On November 8, 2002, the Company closed a $1.0 billion asset backed securitization.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

          This discussion should be read in conjunction with the consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 (the “2001 Form 10-K”) filed with the Securities and Exchange Commission.  Management’s discussion and analysis may contain certain statements that may be forward-looking in nature under Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,”or “believe” or comparable terminology.  All statements addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements.  The forward-looking statements are based upon management’s views and assumptions, as of the date of this Form 10-Q, regarding future events and operating performance, and are applicable only as of the dates of such statements.  By their nature, all forward-looking statements involve risk and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons.  Factors which might cause actual results to differ from our plans and expectations and which could have a material adverse affect on our operations and future prospects include, but are not limited to:  changes in overall economic conditions or unanticipated changes in interest rates; our ability to successfully implement our growth strategy; our ability to sustain loan origination growth at levels sufficient to absorb costs of production and operational costs; continued availability of credit facilities and access to the securitization markets or other funding sources; deterioration in the credit quality of our loan portfolio; challenges in successfully expanding our servicing platform and technological capabilities; and increased competitive conditions or changes in the legal and regulatory environment in our industry.  These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update publicly any of these statements in light of future events except as required in subsequent periodic reports we file with the SEC.

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

General

          Our business is conducted through our operating subsidiaries.  We conduct mortgage loan originations, purchases, and secondary marketing at Saxon Mortgage, Inc. (“Saxon Mortgage”), and retail loan origination activity at America’s MoneyLine, Inc. (“America’s MoneyLine”).  We

conduct mortgage loan servicing at Saxon Mortgage Services, Inc., formerly Meritech Mortgage Services, Inc. (“Saxon Mortgage Services”).  Throughout our discussion of our business operations, words such as “we” and “our” are intended to include these operating subsidiaries and, for references to periods occurring prior to July 6, 2001, include our Predecessor.

          We originate or purchase loans through three separate origination channels. Our wholesale channel originates or purchases loans through our network of approximately 3,500 brokers throughout the country. Our retail channel originates mortgage loans directly to borrowers through our retail branch network of 20 locations. Our correspondent channel purchases mortgage loans from approximately 400 correspondents following a complete re-underwriting of each mortgage loan. Once a loan is purchased or originated Saxon Mortgage Services, begins the process of performing the day-to-day administrative services for the loan, commonly referred to as “servicing.”  Saxon Mortgage Services seeks to ensure that the loan is repaid in accordance with its terms.

          Initially, we finance each of our mortgage loans under one or more of our several different secured and committed warehouse financing facilities.  We then securitize our mortgage loans and pay off the associated warehouse borrowings.  Prior to July 6, 2001 our securitizations were structured as a sale of the loans, with a corresponding one-time recognition of gain or loss, under GAAP. As a result of this accounting treatment, the mortgage loans were removed from our balance sheet except for certain residual interests retained in our securitizations.  Since May 1996 through September 30, 2002, we have securitized approximately $13.0 billion in mortgage loans through our quarterly securitization program. Beginning July 6, 2001, we have structured our securitizations as financing transactions. These securitizations do not meet the qualifying special-purpose entity criteria under SFAS No. 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125 and other related pronouncements and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us.  We, as servicer, subject to applicable contractual provisions, have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization, the mortgage loans remain on our balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. We now record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This change to “portfolio-based” accounting will significantly impact our future results of operations compared to our historical results. Therefore, our historical results and management’s discussion of such results may not be indicative of our future results. This accounting treatment, however, more closely matches the recognition of income with the actual receipt of cash payments on individual loans, and is expected to decrease our earnings volatility compared to structuring securitizations as sales for GAAP purposes.

Critical Accounting Policies

          We believe the following represent our critical accounting policies and are discussed in detail below:

•	Securitizations;

•	Reserve for Loan Losses;

•	Mortgage Servicing Rights Valuation;

•	Revenue Recognition;

•	Hedging; and

•	Deferred Taxes.

Securitizations

          Accounting for Securitizations Structured as Financings

          Since July 6, 2001, our securitizations have continued to be structured legally as sales, but for accounting purposes are treated as financings under SFAS No. 140. These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140 and related interpretations because after the mortgage loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us, also, as servicer, subject to applicable contractual provisions, we have discretion to use our judgment in selling, modifying, or forbearing upon any securitized mortgage loans that become delinquent, when we determine that it is in the best interests of the securitization trust to do so. Accordingly, the mortgage loans are held for investment and will remain on our balance sheet, retained interests and mortgage servicing rights are not created, and securitization indebtedness will replace warehouse debt originally associated with the securitized mortgage loans.  We record the principal balance of our mortgage loans on a scheduled basis as compared to the mortgage loan’s actual balance, which does not have a significant impact on our financial statement presentation.  Accordingly, principal or interest that is delinquent is included as a component of Servicing Advances on our consolidated balance sheet.  Our historical losses are reported on a scheduled basis, which includes, interest advanced on a scheduled basis (commonly referred to as accrued interest).  Therefore, a component of the reported losses is advanced interest.  The amount of advanced interest is evaluated as a component of our allowance for loan loss valuation.  A separate provision out of interest income is made for all uncollected accrued interest greater than three months.  See “Revenue Recognition – Interest Income.”

          We record interest income on the mortgage loans held for investment and interest expense on the issued securities, as well as contractual servicing fees and ancillary fees related to servicing mortgage loans recorded on the balance sheet, as a component of interest income, over the life of the securitization, and we will not recognize a gain or loss upon completion of the securitization.  This may result in material differences in expected future results from operations as compared to our historical results.

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

          Specifically, prior to July 6, 2001 we sold our mortgage loans, while retaining certain residual interests, through securitizations structured as sales of the mortgage loans, with a corresponding one-time recognition of gain or loss under GAAP.  In these securitizations, we sold our loans to a special-purpose corporation for a cash purchase price.  The special-purpose corporation, in turn, financed the purchase of the pool of loans by selling securities or bonds, which represented undivided ownership interests in a trust.  Holders of the securities were entitled to receive monthly distributions of all principal received on the underlying mortgages and a specified amount of interest, as determined at the time the bonds were sold.

          When we sold a pool of mortgage loans to a securitization trust, we received the following economic interests in the trust:  (1) the difference between the interest payments due on the mortgage loans sold to the trust, net of realized losses on the loans, other trust-related fees, and the interest payments made to the security-holders, represented by interest-only residual assets (“I/O”s); and (2) the right to service the loans on behalf of the trust and to earn a servicing fee paid out of interest collections, as well as to earn other ancillary servicing-related fees directly from the borrowers on the underlying loans.  I/Os represent the right to future cash flows, excluding principal collected from the interest payments, net of interest expense, losses, and other trust expenses, made on the mortgage loans securitized.

          Our net investment in the pool of mortgage loans sold at the date of securitization represented the amount originally paid to originate or purchase the loans, adjusted for the principal payments received during the period we held the mortgage loans before their securitization. Any corresponding derivatives used to hedge these loans are recorded as distinct assets and liabilities with changes in the fair value recorded in the consolidated statement of operations.

          Upon securitization of a pool of mortgage loans, we have historically recognized a gain on sale of loans equal to the difference between cash received from the trust and the investment in the mortgage loans remaining after the allocation of portions of that investment to record retained interests from the securitization in the form of I/Os or mortgage servicing rights (“MSR”s).

          The I/Os we retained upon the securitization of a pool of mortgage loans were accounted for as trading investments. The amount initially allocated to the I/Os at the date of a securitization reflected the allocated original basis of the relative fair values of those interests. The amount recorded for the I/Os was reduced for distributions on I/Os, which we received from the related trust, and was adjusted for changes in the fair value of the I/Os, which were reflected in our consolidated statements of operations. Because there is not a highly liquid market for these assets, we estimated the fair value of the I/Os primarily based upon discount, prepayment and default (frequency and severity) rates we estimated that another market participant would use to purchase the I/Os. The estimated market assumptions were applied based upon the underlying loan portfolio grouped by loan types, terms, credit quality, interest rates, geographic location, and value of loan collateral, which are the predominant characteristics that affect prepayment and default rates.

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

Reserve for Mortgage Loan Losses

          The allowance for mortgage loan losses is established through a charge to the provision for loan losses.  Provisions are made to reserve for estimated existing losses in outstanding mortgage loan balances and for uncollected and advanced interest.  The allowance for mortgage loan losses is a significant estimate and is regularly evaluated by management for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay.  The use of different estimates or assumptions could produce different provisions for loan losses.

Mortgage Servicing Rights

          The recorded MSR balance is amortized in proportion to, and over the period of the anticipated net cash flows from servicing the loans. MSRs are assessed periodically to determine if there has been any impairment to the recorded balance, based on the fair value at the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including the year of capitalization.

          Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral generally differed from our initial estimates, and these differences were sometimes material. If actual prepayment and default rates are higher than those assumed, less mortgage servicing income would be expected, which would adversely affect the value of the MSRs. Significant changes in prepayment speeds, delinquencies, and losses may result in impairment of most MSRs, and have been recorded in our consolidated statements of operations within net servicing revenue as impairment.

Revenue Recognition

          Interest Income

          We earn interest income on mortgage loans held prior to securitization and securitized loans as contractually due on the mortgage loan.  We do not accrue more than three months of interest on mortgage loans at any given point of time.

          Servicing Income

          Mortgage loans serviced require regular monthly payments from borrowers.  Income on loan servicing is generally recorded as payments are collected and is based on a percentage of the principal balance of loans serviced. Loan servicing expenses are charged to operations when incurred. Servicing fees on the mortgage loans recorded on the balance sheet are recorded as a component of interest income.

          Prepayment Penalty Income

          We may earn prepayment penalty income on certain mortgage loans that contractually require the payment of a penalty if the borrower chooses to prepay before a specified time period.  Income for prepayment penalties is generally recorded as such penalties are collected within servicing income.

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

Deferred Taxes

          We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  We regularly review our deferred tax assets for recoverability and establish a valuation allowance, if required, based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences.  If we are unable to generate sufficient future taxable income or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, we could be required to establish a valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

          For tax purposes we have elected to continue treating our securitizations as a sale of mortgage loans, and therefore pay taxes on the respective gains.  This creates a deferred tax asset, since for book purposes we are treating these securitizations as financings.

Mortgage Loan Production Operations

          The following table sets forth selected information about our total loan originations and purchases for the three and nine months ended September 30, 2002 and 2001.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

	($ in thousands)
Loan originations (1)	$637,665	$558,000	$1,777,655	$1,762,672
Average principal balance per loan	$143	$117	$130	$109
Number of loans originated	4,459	4,769	13,674	16,171
Combined weighted average initial LTV	79.51%	78.64%	78.41%	77.19%
Percentage of first mortgage loans owner occupied	94.67%	94.46%	94.01%	95.47%
Percentage with prepayment penalty	82.21%	85.99%	78.94%	83.83%
Weighted average credit score (2)	606	588	603	595
Percentage fixed rate mortgages	31.04%	33.75%	33.87%	50.18%
Percentage adjustable rate mortgages	68.96%	66.25%	66.13%	49.82%
Weighted average interest rate:
Fixed rate mortgages	8.60%	10.11%	8.96%	9.97%
Adjustable rate mortgages	8.62%	9.77%	9.02%	10.12%
Gross margin – adjustable rate mortgages (3)	5.55%	5.87%	5.55%	5.93%

(1)

Amounts for the nine months ended September 30, 2002 includes $41.3 million in purchases from the SAST 96-2, $42.5 million in purchases from the SAST 97-1 and $45.9 million in purchases from the SAST 97-2 pursuant to the clean-up provision of the trusts.

(2)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the factor by which the interest rate can fluctuate.

          The following tables highlight the net cost to produce loans for our total loan originations and purchases for the three and nine months ended September 30, 2002 and 2001.

	For the Three Months Ended September 30, 2002			For the Three Months Ended September 30, 2001

	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized

Fees collected (2) (3)	(85)	74	(11)	(72)	58	(14)
General and administrative production costs (2)(3)(4)	281	(113)	168	228	(106)	122
Premium paid (2)(3)	147	(147)	—	173	(173)	—

Net cost to produce (2)(3)	343	(186)	157	329	(221)	108

(1)	The Company defers certain non-refundable fees and costs associated with originating a loan in accordance with SFAS 91.

(2)	Excludes costs related to purchases from pre-divestiture securitizations pursuant to clean-up call provisions of the trusts.

(3)	In basis points.

(4)

The incurred column excludes corporate overhead costs of 110 and 91 basis points, respectively, and includes depreciation expense.  Loan production figures used in this calculation are net of called loans.

	For the Nine Months Ended September 30, 2002			For the Nine Months Ended September 30, 2001

	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized

Fees collected (2)(3)	(90)	78	(12)	(64)	52	(12)
General and administrative production costs (2)(3)(4)	289	(90)	199	217	(73)	144
Premium paid (2)(3)	126	(126)	—	179	(179)	—

Net cost to produce (2)(3)	325	(138)	187	332	(200)	132

(1)	The Company defers certain non-refundable fees and costs associated with originating a loan in accordance with SFAS 91.

(2)	Excludes costs related to purchases from pre-divestiture securitizations pursuant to clean-up call provisions of the trusts.

(3)	In basis points.

(4)

The incurred column excludes corporate overhead costs of 105 and 79 basis points, respectively, and includes depreciation expense.  Loan production figures used in this calculation are net of called loans.

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

          Once the initial rate period has lapsed, the interest rate on ARMs is determined by adding the “margin” amount to the “index” rate.  The index most commonly used in our loan programs is the one-month London Inter-Bank Offered Rate (“LIBOR”).  The margin is a predetermined percentage that, when added to the index, gives the borrower the rate that will eventually be due.  It is common in the beginning stages of an ARM loan to allow the borrower to pay a rate lower than the rate that would be determined by adding the margin to the index.  Over time, the rate adjusts upward such that eventually the interest rate the borrower pays will take into account the index plus the entire margin amount.

          A substantial portion of our loans contain prepayment penalties.  Borrowers who accept the prepayment penalty receive a lower interest rate on their mortgage loan.  Borrowers always retain the right to refinance their loan, but may have to pay a charge of up to six-months interest on 80% of the remaining principal when prepaying their loans.

The following table sets forth information about our loan production based on product type (ARMs and FRMs) for the three and nine months ended September 30, 2002 and 2001.

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,

		2002 (1)	2001	2002 (1)	2001

Product Type
ARMs	ARMs	0.04%	0.04%	2.54%	0.07%
	2 year hybrids	41.33%	40.65%	34.20%	29.51%
	3 year hybrids	27.32%	25.56%	29.00%	20.24%
	5 year hybrids	0.27%	—	0.39%	—

	Total ARMs	68.96%	66.25%	66.13%	49.82%

FRMs	Fifteen year	3.63%	3.14%	4.41%	4.97%
	Thirty year	18.68%	16.21%	20.77%	21.67%
	Balloons	4.28%	13.08%	5.29%	23.54%
	Other	4.45%	1.32%	3.40%	—

	Total FRMs	31.04%	33.75%	33.87%	50.18%

(1)	Includes all called loans.

Loan Production by Borrower Risk Classification

          The following table sets forth information about our loan production by borrower risk classification for the three and nine months ended September 30, 2002 and 2001.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002 (2)	2001	2002 (2)	2001

A+ Credit Loans(1)
Percentage of total purchases and origination	31.63%	11.79%	26.29%	16.82%
Combined weighted average initial LTV	79.86%	76.41%	78.19%	71.99%
Weighted average credit score	660	668	660	686
Weighted average interest rate:
FRMs	7.89%	8.27%	7.97%	7.95%
ARMs	7.53%	8.47%	7.82%	8.66%
Margin – ARMs	4.72%	4.81%	4.75%	4.85%
A Credit Loans(1)
Percentage of total purchases and origination	23.97%	20.26%	25.25%	18.36%
Combined weighted average initial LTV	79.95%	80.13%	79.41%	79.61%
Weighted average credit score	609	620	613	621
Weighted average interest rate:
FRMs	8.84%	9.96%	9.18%	9.80%
ARMs	8.09%	8.85%	8.32%	9.13%
Margin – ARMs	5.09%	5.23%	5.01%	5.26%
A- Credit Loans(1)
Percentage of total purchases and origination	28.96%	40.43%	30.24%	36.15%
Combined weighted average initial LTV	81.19%	81.62%	80.38%	81.14%
Weighted average credit score	576	580	578	580
Weighted average interest rate:
FRMs	9.05%	10.22%	9.53%	10.40%
ARMs	8.92%	9.60%	9.24%	9.91%
Margin – ARMs	5.85%	5.76%	5.71%	5.78%
B Credit Loans(1)
Percentage of total purchases and origination	10.39%	16.28%	11.84%	16.93%
Combined weighted average initial LTV	77.05%	77.04%	76.18%	76.63%
Weighted average credit score	551	549	553	548
Weighted average interest rate:
FRMs	10.14%	11.06%	10.51%	11.29%
ARMs	9.91%	10.45%	10.03%	10.69%
Margin – ARMs	6.61%	6.50%	6.40%	6.43%
C Credit Loans(1)
Percentage of total purchases and origination	4.28%	9.35%	5.31%	9.72%
Combined weighted average initial LTV	72.52%	71.60%	71.63%	71.38%
Weighted average credit score	532	527	534	532
Weighted average interest rate:
FRMs	11.56%	12.45%	11.75%	12.39%
ARMs	10.82%	11.55%	11.02%	11.66%
Margin – ARMs	6.93%	6.93%	6.76%	6.86%
D Credit Loans(1)
Percentage of total purchases and origination	0.77%	1.89%	1.07%	2.02%
Combined weighted average initial LTV	60.07%	61.35%	60.81%	60.12%
Weighted average credit score	522	542	535	530
Weighted average interest rate:
FRMs	12.10%	13.30%	12.25%	13.24%
ARMs	11.87%	12.12%	11.92%	12.61%
Margin – ARMs	7.85%	7.49%	7.61%	7.54%

(1)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(2)	Includes all called loans.

Loan Production by Income Documentation

          The following table sets forth information about our loan production based on income documentation for the three and nine months ended September 30, 2002 and 2001.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,

Income documentation	2002 (1)		2001		2002 (1)		2001

	% of Originations	Average Credit Score	% of Originations	Average Credit Score	% of Originations	Average Credit Score	% of Originations	Average Credit Score

Full documentation	74.82%	601	79.21%	584	72.91%	599	77.78%	592
Limited documentation	5.34%	621	4.96%	597	6.76%	618	5.43%	611
Stated income	19.64%	620	15.62%	604	20.00%	613	16.54%	602
Other	0.20%	664	0.21%	617	0.33%	660	0.25%	613

(1)	Includes all called loans.

Loan Production by Borrower Purpose

          The following table sets forth information about our loan production based on borrower purpose for the three and nine months ended September 30, 2002 and 2001.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

Borrower Purpose	2002 (1)	2001	2002 (1)	2001

Cash-out refinance	70.63%	69.60%	68.80%	68.57%
Purchase	21.16%	22.42%	21.03%	21.53%
Rate or term refinance	8.21%	7.98%	10.17%	9.90%

(1)	Includes all called loans.

Loan Production Based Upon the Borrower’s Credit Score

          The following table sets forth information about our loan production based on borrowers’ credit scores for the three and nine months ended September 30, 2002 and 2001.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002 (2)	2001	2002 (2)	2001

> 700	5.57%	4.59%	6.53%	8.42%
700 to 651	16.25%	11.35%	16.26%	11.58%
650 to 601	30.43%	24.10%	28.54%	22.49%
600 to 551	27.54%	28.28%	27.61%	26.35%
550 to 501	18.94%	23.93%	17.59%	23.42%
< 500	1.09%	7.02%	1.75%	6.73%
Unavailable	0.18%	0.73%	1.72%	1.01%
Average Credit Score (1)	606	588	603	595

(1)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(2)	Includes all called loans.

Geographic Distribution

          The following table sets forth the percentage of the mortgage loan portfolio at September 30, 2002 and 2001 by state.

	September 30,

	2002	2001

California	19.92%	20.59%
Florida	6.41%	5.94%
Georgia	5.59%	4.46%
Texas	5.05%	4.85%
Ohio	3.91%	4.07%
Pennsylvania	3.78%	4.04%
Virginia	3.97%	3.27%
Michigan	3.50%	3.75%
Illinois	3.55%	4.08%
Washington	2.80%	3.36%
Other	41.52%	41.59%

Total	100.00%	100.00%

Mortgage Loan Coupon and Prepayment Penalties

          The following table sets forth information about our securitized mortgage loan portfolio at September 30, 2002 and December 31, 2001.

							Constant Prepayment Rate (Annual Percent) (1)

		Principal			Weighted Average Coupon		3 Month		12 Month		LTD (2)

	Issue Date	Original Balance	Current Balance	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm	Fixed	Arm	Fixed	Arm

		($ in thousands)
September 30, 2002
SAST 2001-2	8/2/2001	$650,410	$497,928	87.27%	9.65%	10.00%	26.48%	39.36%	18.86%	25.79%	18.08%	24.95%
SAST 2001-3	10/11/2001	$699,999	$579,950	86.38%	9.97%	9.67%	22.30%	28.34%	—	—	18.47%	21.39%
SAST 2002-1	3/14/2002	$899,995	$831,374	80.73%	8.99%	9.27%	14.74%	19.54%	—	—	13.92%	18.29%
SAST 2002-2	7/10/02	$605,000	$594,573	80.74%	8.91%	9.09%	—	—	—	—	—	—
December 31, 2001
SAST 2001-2	8/2/2001	$650,410	$625,563	82.61%	9.79%	10.02%	7.75%	12.98%	7.75%	12.98%	7.86%	13.24%
SAST 2001-3	10/11/2001	$699,999	$692,397	81.26%	10.03%	9.72%	—	—	—	—	—	—

(1)       The constant prepayment rate (CPR) means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

(2) Life-to-date.

Consolidated Results

Comparability of Saxon Capital, Inc. and SCI Services, Inc. (Predecessor)

           Due to the varying time periods caused by our divestiture from Dominion Capital, Inc. and the nuances of changes in securitization structures more fully discussed previously, direct comparison of net earnings for Saxon Capital, Inc. versus Predecessor will be difficult. Specifically, the following line items from our statement of operations are impacted by the divestiture or change in securitization structure:

•	Net interest income before provision for loan loss;

•	Provision for loan loss;

•	Gain on securitization;

•	Impairment of residual assets, net; and

•	Impairment of Predecessor goodwill.

          For comparison purposes, we have combined the results of Predecessor and Saxon Capital, Inc. for their respective periods during 2001 to determine the results for the three and nine months ended September 30, 2001. However, because of the limited comparability as a result of the divestiture and the change in securitization structure, as discussed above, the pro-forma combined results of Saxon Capital, Inc. and Predecessor for the three and nine months ended September 30, 2001 is not indicative of what our results would have been assuming our divestiture occurred on January 1, 2001.

Results of Operations

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)	Pro Forma Combined

	Three Months Ended September 30,	For the Period July 6, to September 30,	For the Period July 1, to July 5,	Three Months Ended September 30,

	2002	2001	2001	2001

Revenues:
Interest income	$59,145	$18,437	$912	$19,349
Interest expense	(24,665)	(9,353)	(562)	(9,915)

Net interest income	34,480	9,084	350	9,434
Provision for mortgage loan losses	(6,124)	(5,430)	(678)	(6,108)

Net interest income after provision for mortgage loan losses	28,356	3,654	(328)	3,326
Gain on sale of mortgage loans	133	—	(846)	(846)
Servicing income, net of amortization	9,073	5,532	(115)	5,417

Total net revenues	37,562	9,186	(1,289)	7,897
Expenses:
Payroll and related expenses	13,366	8,312	2,148	10,460
General and administrative expenses	9,580	6,576	1,192	7,768
Depreciation and amortization	531	919	67	986
Impairment of assets, net	—	—	(326)	(326)
Other expense (income)	—	1,474	89	1,563

Total expenses	23,477	17,281	3,170	20,451
Income (loss) before taxes	14,085	(8,095)	(4,459)	(12,554)
Income tax expense (benefit)	5,561	(3,156)	(2,488)	(5,644)

Net Income (Loss)	$8,524	$(4,939)	$(1,971)	$(6,910)

Earnings Per Common Share:(1)
Average common shares – basic	28,101,450	28,050,100	28,050,100	28,050,100
Average common shares – diluted	29,154,612	28,050,100	28,050,100	28,050,100
Basic earnings per common share	$0.30	$(0.18)	$(.07)	$(0.25)
Diluted earnings per common share	$0.29	$(0.18)	$(.07)	$(0.25)

(1)             Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued at the end of the period were outstanding throughout the periods presented.

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)	Pro Forma Combined

	Nine Months Ended September 30,	For the Period July 6, to September 30,	For the Period January 1, to July 5,	Nine Months Ended September 30,

	2002	2001	2001	2001

Revenues:
Interest income	$150,234	$18,437	$15,331	$33,768
Interest expense	(61,286)	(9,353)	(11,524)	(20,877)

Net interest income	88,948	9,084	3,807	12,891
Provision for mortgage loan losses	(21,205)	(5,430)	(8,423)	(13,853)

Net interest income after provision for mortgage loan losses	67,743	3,654	(4,616)	(962)
Gain on sale of mortgage loans	365	—	32,892	32,892
Servicing income, net of amortization	24,260	5,532	16,670	22,202

Total net revenues	92,368	9,186	44,946	54,132
Expenses:
Payroll and related expenses	37,519	8,312	25,220	33,532
General and administrative expenses	27,232	6,576	16,684	23,260
Depreciation and amortization	1,215	919	3,736	4,655
Impairment of assets, net	—	—	52,264	52,264
Other expense (income)	795	1,474	(1,842)	(368)

Total expenses	66,761	17,281	96,062	113,343
Income (loss) before taxes	25,607	(8,095)	(51,116)	(59,211)
Income tax expense (benefit)	10,041	(3,156)	(21,609)	(24,765)

Net Income (Loss)	$15,566	$(4,939)	$(29,507)	$(34,446)

Earnings Per Common Share:(1)
Average common shares – basic	28,087,203	28,050,100	28,050,100	28,050,100
Average common shares – diluted	29,300,850	28,050,100	28,050,100	28,050,100
Basic earnings per common share	$0.55	$(0.18)	$(1.05)	$(1.23)
Diluted earnings per common share	$0.53	$(0.18)	$(1.05)	$(1.23)

(1)             Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued at the end of the period were outstanding throughout the periods presented.

          Three and Nine Months Ended September 30, 2002 compared to Three and Nine Months Ended September 30, 2001

General

          We reported net income of $8.5 million and $15.6 million for the three and nine months ended September 30, 2002, respectively, compared to a net loss of $6.9 million and $34.4 million for the three and nine months ended September 30, 2001.  The increase in net income in 2002 was primarily the result of the change in accounting for our securitizations from gain on sale of loans to portfolio accounting and the decrease in impairment charges relating to residual assets that we owned in 2001.

Net Revenues

          Net revenues during the three-month period ended September 30, 2002 totaled $37.6 million, up 375.9% compared to $7.9 million during the same period in 2001.  For the nine-month period ended September 30, 2002, net revenues totaled $92.4 million, up 70.8% from $54.1 million during the same period in 2001.  The increase in net revenues was primarily attributable to our change in securitization structure subsequent to July 5, 2001.

          Net Interest Income After Provision For Loan Losses.

          Interest income primarily represents the sum of interest earned on mortgage loans securitized and held prior to securitization, and interest earned on cash collection balances. Interest expense includes the borrowing costs to finance mortgage loan originations and purchases from our securitizations and from our credit facilities used to finance our mortgage loans prior to securitization. For the periods prior to July 6, 2001, the provision for mortgage loan loss includes expenses recorded for losses we incurred for defaults on loans held for sale before their securitization, and for losses incurred on certain defaulted loans repurchased from a securitization due to either noncompliance with certain representations and warranties or to decrease the level of delinquent loans in a securitization to release excess cash flow. For periods subsequent to July 6, 2001, the provision for mortgage loan loss includes expenses recorded for losses we incurred for defaults on loans held prior to securitization and for estimated losses on impaired securitized mortgage loans.

          Net interest income after provision for loan losses increased $25.1 million to $28.4 million for the three months ended September 30, 2002, from $3.3 million for the three months ended September 30, 2001.  Net interest income after provision for loan losses increased $68.7 million to $67.7 million for the nine months ended September 30, 2002, from a loss of $1.0 million for the nine months ended September 30, 2001.  The increase in net interest margin is in line with our portfolio growth and was due to the following:

          Interest Income

          Interest income increased $39.8 million to $59.1 million for the three months ended September 30, 2002, from $19.3 million for the three months ended September 30, 2001.  Interest income increased $116.4 million to $150.2 million for the nine months ended September 30, 2002, from $33.8 million for the nine months ended September 30, 2001.  The increase in interest income is due primarily to our change in securitization structure, which requires portfolio accounting. We record interest income on our securitized loans and loans held prior to securitization. Prior to July 5, 2001, we only recorded interest income on loans held prior to securitization.  Table 1 and Table 2 below represent the average yield on our interest-earning assets for the three and nine months ended September 30, 2002 and 2001, respectively.

Table 1 – Interest Income Yield Analysis Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

	Saxon Capital, Inc.							SCI Services, Inc. (Predecessor)

	Three Months Ended September 30, 2002				For the Period July 6, to September 30, 2001			For the Period July 1, to July 5, 2001

	Average Balance	Interest (2)	Average Yield		Average Balance	Interest	Average Yield	Average Balance	Interest (1)	Average Yield

	($ in thousands)
Loans held prior to securitization	$355,815	$7,792	8.76%		$429,472	$9,910	9.23%	$628,117	$843	9.66%
Securitized loans:
Gross	2,434,949	55,859	9.18%		411,044	8,829	8.59%	—	—	—
Less amortization (3)	—	(4,510)	(0.74	) %	—	(285)	(0.28)%	—	—	—

Net	2,434,949	51,349	8.44%		411,044	8,544	8.31%	—	—	—

Total interest-earning assets	$2,790,764	$59,141	8.48%		$840,516	$18,454	8.78%	$628,117	$843	9.66%

(1)	Amount excludes residual and subordinated bond income.

(2)	Amount excludes warehouse line of credit income.

(3)	Amount represents amortization of related premiums and net deferred fees and costs.

Table 2 – Interest Income Yield Analysis Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

	Saxon Capital, Inc.						SCI Services, Inc. (Predecessor)

	Nine Months Ended September 30, 2002			For the Period July 6, to September 30, 2001			For the Period January 1, to July 5, 2001

	Average Balance	Interest (2)	Average Yield	Average Balance	Interest	Average Yield	Average Balance	Interest (1)	Average Yield

	($ in thousands)
Loans held prior to securitization	$394,581	$25,871	8.74%	$429,472	$9,910	9.23%	$349,029	$17,240	9.88%
Securitized loans:
Gross	1,938,132	133,937	9.22%	411,044	8,829	8.59%	—	—	—
Less amortization (3)	—	(9,577)	(0.66)%	—	(285)	(0.28)%	—	—	—

Net	1,938,132	124,360	8.56%	411,044	8,544	8.31%	—	—	—

Total interest-earning assets	$2,332,713	$150,231	8.59%	$840,516	$18,454	8.78%	$349,029	$17,240	9.88%

(1)	Amount excludes residual and subordinated bond income.

(2)	Amount excludes warehouse line of credit income.

(3)	Amount represents amortization of related premiums and net deferred fees and costs.

          Interest Expense

          Interest expense increased $14.8 million to $24.7 million for the three months ended September 30, 2002, from $9.9 million for the three months ended September 30, 2001.  Interest expense increased $40.4 million to $61.3 million for the nine months ended September 30, 2002, from $20.9 million for the nine months ended September 30, 2001.  The increase in interest expense is primarily related to our change in securitization structure, which requires portfolio accounting. We record interest expense on securitization financing debt used to finance our securitized loans and on warehouse financing prior to securitization. Prior to July 5, 2001, we only recorded interest expense to finance loans held prior to securitization.  Table 3 and Table 4 below represent the average yield on our interest-bearing liabilities for the three and nine months ended September 30, 2002 and 2001, respectively.

Table 3 – Interest Expense Yield Analysis Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

	Saxon Capital, Inc.						SCI Services, Inc. (Predecessor)

	Three Months Ended September 30, 2002			For the Period July 6, to September 30, 2001			For the Period July 1, to July 5, 2001

	Average Balance	Interest (1)	Average Yield	Average Balance	Interest (1)	Average Yield	Average Balance	Interest (1)	Average Yield

	($ in thousands)
Warehouse borrowing	$65,139	$525	3.22%	$27,357	$298	4.51%	$68,005	$42	4.48%
Repurchase agreements	205,313	1,170	2.28%	311,314	3,217	4.28%	340,243	349	7.38%
Securitization financing – loans:
Gross	2,508,191	20,742	3.31%	431,751	5,116	4.74%	—	—	—
Amortization (2)	—	587	0.09%	—	33	0.03%	—	—	—

Net	2,508,191	21,329	3.40%	431,751	5,149	4.77%	—	—	—

Securitization financing – servicing advances:
Gross	28,367	273	3.85%	—	—	—	—	—	—
Amortization (2)	—	44	0.62%	—	—	—	—	—	—

Net	28,367	317	4.47%	—	—	—	—	—	—

Due to Dominion Capital	—	—	—				161,947	101	4.49%
Note payable	25,000	499	7.98%	25,000	477	8.00%

Total interest-bearing liabilities	$2,832,010	$23,840	3.37%	$795,422	$9,141	4.60%	$570,195	$492	6.21%

(1) Amount excludes loan buydown and legal fees associated with the facility.

(2) Amount represents amortization of related premiums and bond issuance costs.

Table 4 – Interest Expense Yield Analysis Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

	Saxon Capital, Inc.						SCI Services, Inc. (Predecessor)

	Nine Months Ended September 30, 2002			For the Period July 6, to September 30, 2001			For the Period January 1, to July 5, 2001

	Average Balance	Interest (1)	Average Yield	Average Balance	Interest (1)	Average Yield	Average Balance	Interest (1)	Average Yield

	($ in thousands)
Warehouse borrowing	$52,551	$1,266	3.21%	$27,357	$298	4.51%	$69,796	$2,111	5.85%
Repurchase agreements	268,938	4,968	2.46%	311,314	3,217	4.28%	234,168	6,727	5.56%
Securitization financing – loans:
Gross	2,020,121	50,522	3.33%	431,751	5,116	4.74%	—	—	—
Amortization (2)	—	1,191	0.08%	—	33	0.03%	—	—	—

Net	2,020,121	51,713	3.41%	431,751	5,149	4.77%	—	—	—

Securitization financing – servicing advances:
Gross	9,456	273	3.85%	—	—	—	—	—	—
Amortization (2)	—	44	0.62%	—	—	—	—	—	—

Net	9,456	317	4.47%	—	—	—	—	—	—

Due to Dominion Capital	—	—	—				124,961	3,665	5.68%
Note payable	25,000	1,496	7.98%	25,000	477	8.00%

Total interest-bearing liabilities	$2,376,066	$59,760	3.35%	$795,422	$9,141	4.60%	$428,925	$12,503	5.64%

(1) Amount excludes loan buydown and legal fees associated with the facility.

(2) Amount represents amortization of related premiums and bond issuance costs.

          Provision for Mortgage Loan Losses

          Provision for mortgage loan losses remained consistent at $6.1 million for the three months ended September 30, 2002, compared to $6.1 for the three months ended September 30, 2001.  Provision for mortgage loan losses increased $7.3 million to $21.2 million for the nine months ended September 30, 2002, from $13.9 for the nine months ended September 30, 2001.  The increase during the 2002 nine-month period is a result of our change in securitization structure and required use of portfolio accounting. We are now recording provisions for mortgage loan losses on impaired securitized loans for probable losses in the retained portfolio in addition to probable losses in mortgage loans held prior to securitization.  Therefore, the loan loss reserve has increased since December 31, 2001 due to the growth in our owned mortgage loan portfolio and gradual aging of the portfolio.  Before July 5, 2001, we only recorded provision for mortgage loan losses for mortgage loans held prior to securitization.  Before July 5, 2001, estimated losses for securitized mortgage loans were accounted for as a component of our gain on sale of mortgage loans.

          We did not make any significant changes in our reserve methodologies or assumptions during the nine-month period ended September 30, 2002.  Based on management’s assessments, there have not been any significant changes in our loan quality or loan concentrations during the nine-month period ended September 30, 2002.  However, we do expect that future delinquencies will increase primarily as a result of the aging of our mortgage loan portfolio.  Therefore, we expect our future provision for loan losses to increase.

          Gain on Sale of Mortgage Loans

          Gain on sale of mortgage loans decreased $32.5 million to $0.4 million for the nine months ended September 30, 2002, from $32.9 million for the nine months ended September 30, 2001.  This decrease was attributable to our change in securitization structure subsequent to July 5, 2001. After July 5, 2001, we no longer record a gain at the time of securitization and we record interest income and loan loss provision over the life of the mortgage loans.  The gain on sale of mortgage loans recorded during the three and nine months ended September 30, 2002 was related to a cash sale of mortgage loans and was not a securitization.

          Servicing Income

          Servicing income, net of servicing rights amortization, represents all contractual and ancillary servicing revenue (primarily late fees and electronic payment processing fees) for loans we sold prior to July 6, 2001.  Beginning July 6, 2001, contractual servicing fees relating to loans securitized thereafter is a component of interest income due to the move to portfolio accounting.  Prepayment penalty income, also included within servicing income, represents all contractual income received for loans in which a borrower chose to prepay before a specified time period. Servicing income, net of servicing rights amortization and impairment, increased $3.7 million to $9.1 million for the three months ended September 30, 2002, from $5.4 million for the three months ended September 30, 2001.  Servicing income, net of servicing rights amortization and impairment, increased $2.1 million to $24.3 million for the nine months ended September 30, 2002, from $22.2 million for the nine months ended September 30, 2001.  The increase was primarily due to the increase in prepayment penalty income due to increased prepayments.  The information relating to servicing income is shown on Table 5 below:

Table 5—Servicing Income Three and Nine Months Ended September 30, 2002 compared to Three and Nine Months Ended September 30, 2001

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	Three Months Ended September 30,	For the Period July 6, to September 30,	For the Period July 1, to July 5,	Nine Months Ended September 30,	For the Period July 6, to September 30,	For the Period January 1, to July 5,

	2002	2001	2001	2002	2001	2001

	($ in thousands)
Average servicing portfolio (1)	$6,665,686	$6,298,169	$6,319,812	$6,634,984	$6,298,169	$6,023,794
Servicing income	$9,006	$9,535	$(105)	$28,928	$9,535	$28,930
Amortization of MSRs and prepayment penalties	$2,873	$4,407	$244	$11,217	$4,407	$12,380

Servicing fees (2)(3)(4)	49	16	43	51	16	48
Prepayment penalty income (2)(4)	24	1	38	15	1	28
Other servicing income (2)(4)(5)	5	4	(55)	7	4	12
Total servicing income (2)(4)	54	20	(12)	58	20	88
Amortization of MSRs and prepayment penalties (2)(4)	17	9	28	23	9	40

(1)	Average servicing portfolio includes the SCI portfolio; however, servicing income is not recognized separately for these loans, but rather as a component of interest income.

(2)	In basis points.

(3)	Includes master servicing fees for the three months ended September 30, 2002 of $0.6million or 4 basis points and for the nine months ended September 30, 2002 of $1.9 million or 4 basis points.

(4)	Annualized.

(5)	Includes primarily late fees and electronic processing fees.

          Our mortgage loan servicing portfolio, including loans recorded on the consolidated balance sheet, increased $0.5 billion to $6.9 billion at September 30, 2002, from $6.4 billion at December 31, 2001. The increase was due to the servicing rights related to the $1.8 billion of loans originated or purchased by us during the nine months ended September 30, 2002, and the acquisition of servicing rights related to $597.7 million of mortgage loans owned by non-affiliated companies during the nine months ended September 30, 2002, offset by decreases caused by prepayments and losses totaling $1.8 billion.

Expenses

          Total expenses increased $3.0 million to $23.5 million for the three months ended September 30, 2002, from $20.5 million for the three months ended September 30, 2001.  Total expenses decreased $46.5 million to $66.8 million for the nine months ended September 30, 2002, from $113.3 million for the nine months ended September 30, 2001.  The items that impacted these fluctuations are discussed in greater detail below.

          Payroll and Related Expenses.  Payroll and related expenses include salaries, benefits, and payroll taxes for all employees. Payroll and related expenses increased $2.9 million to $13.4 million for the three months ended September 30, 2002, from $10.5 million for the three months ended September 30, 2001.  Payroll and related expenses increased $4.0 million to $37.5 million for the nine months ended September 30, 2002, from $33.5 million for the nine months ended

September 30, 2001.  The increase was primarily due to the increase in employees in 2002 versus 2001 and a $1.3 million pre-tax severance charge during the three months ended September 30, 2002.

          We expect payroll and related expenses to increase in the future as we increase the number of employees based on loan origination growth and for additional employees needed for being a public company. We employed 1,043 full-time employees as of September 30, 2002, compared to 873 full-time employees as of September 30, 2001.

          General and Administrative Expenses.  General and administrative expenses consist primarily of office rent, insurance, telephone, license fees, legal and accounting fees, travel and entertainment expenses, and advertising and promotional expenses. General and administrative expenses increased $1.8 million to $9.6 million for the three months ended September 30, 2002, compared to $7.8 million for the three months ended September 30, 2001. General and administrative expenses increased $3.9 million to $27.2 million for the nine months ended September 30, 2002, from $23.3 million for the nine months ended September 30, 2001.  The increase was primarily due to increased costs associated with being a publicly traded company, as well as due to the growth of our business. We expect general and administration expenses to increase in future periods, as we incur additional costs of being a publicly traded company (i.e. audit fees, legal fees, and directors and officers insurance), to some extent in proportion to future loan origination growth, due to increased occupancy costs related to geographic expansion and due to the costs of complying with newly-enacted laws and regulations.

          Impairment of Assets.  There was no impairment of assets for the nine months ended September 30, 2002 as compared to $52.3 million for the nine months ended September 30, 2001.  The amount recorded for the nine months ended September 30, 2001 was related to the impairment of Predecessor goodwill in connection with the divestiture.  We do not expect to incur future goodwill impairment charges.

          Income Taxes.  We recorded tax expense of $5.6 million and a tax benefit of $5.6 million for the three months ended September 30, 2002 and 2001, respectively. We experienced a 39.5% effective tax rate for the three months ended September 30, 2002, compared to a 45.0% effective tax rate for the three months ended September 30, 2001.  We recorded tax expense of $10.0 million and a tax benefit of $24.8 million for the nine months ended September 30, 2002 and 2001, respectively. We experienced a 39.2% effective tax rate for the nine months ended September 30, 2002, compared to a 41.8% effective tax rate for the nine months ended September 30, 2001.

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

          Certain amounts are not evaluated at the segment level and are included in the segment net operating income reconciliation below.  The unallocated gain on securitizations represents the difference between the segment’s economic value of mortgage loans originated and the estimated gain on securitization.  For periods subsequent to July 6, 2001, the segment’s economic value of mortgage loans originated was required to be eliminated since we now structure our securitizations as financing transactions.

          Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

	Saxon Capital, Inc.	Pro Forma Combined	Saxon Capital, Inc.	Pro Forma Combined

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	($ in thousands)
Segment Revenues:
Wholesale	$9,112	$12,302	$23,756	$32,912
Correspondent	3,409	4,180	8,672	12,975
Retail	9,198	8,133	23,043	17,804
Servicing	7,943	5,893	22,831	30,212

Total Segment Revenues	$29,662	$30,508	$78,302	$93,903

Segment Operating Income:
Wholesale	$4,567	$9,242	$10,588	$22,821
Correspondent	1,940	2,823	4,265	8,340
Retail	3,495	3,898	6,745	11,360
Servicing (1)	3,637	648	8,630	15,595

Total Segment Net Operating Income	$13,639	$16,611	$30,228	$58,116

Segment Net Operating Income (Loss) Reconciliation:
Total segment operating income	$13,639	$16,611	$30,228	$58,116
Net interest income	34,480	9,434	88,948	12,891
Provision for loan losses	(6,124)	(6,108)	(21,205)	(13,853)
Unallocated gain on sale of loans	133	(846)	365	32,892
Elimination of segment economic value of mortgage loans originated	(20,940)	(25,717)	(54,297)	(31,942)
Unallocated shared general and administrative expenses	(7,103)	(6,254)	(18,432)	(65,051)
Impairment of assets	—	326	—	(52,264)

Total consolidated income (loss) before taxes	$14,085	$(12,554)	$25,607	$(59,211)

(1) The Company includes all costs to service mortgage loans within the servicing segment.

Wholesale - Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

          Wholesale segment revenues decreased $3.2 million to $9.1 million for the three months ended September 30, 2002 compared to $12.3 million for the three months ended September 30, 2001.  Wholesale segment revenues decreased $9.1 million to $23.8 million for the nine months ended September 30, 2002 compared to $32.9 million for the nine months ended September 30, 2001.  For the three months ended September 30, 2002, the decrease of $3.2 million was due primarily to a lower segment economic value on mortgage loan originations, $4.2 million of which related to the interest rate environment, offset by an increase of $1.0 million related to an increase in mortgage loan originations.  For the nine months ended September 30, 2002, the decrease of $9.1 million was due primarily to a lower segment economic value on mortgage loan originations, $10.3 million of which was related to a decreasing interest rate environment, offset by an increase of $1.2 million related to an increase in mortgage loan originations.

          Wholesale segment net operating income decreased $4.6 million to $4.6 million for the three months ended September 30, 2002 compared to $9.2 million for the three months ended September 30, 2001.  Wholesale segment net operating income decreased $12.2 million to $10.6 million for the nine months ended September 30, 2002 compared to $22.8 million for the nine months ended September 30, 2001.  The decrease was due to lower segment revenues of $3.2 million and $9.1 million, as well as $1.4 million and $3.1 million in overall higher general and administrative costs for the three and nine months ended September 30, 2002, respectively.  The higher general and administrative costs for the wholesale segment was due primarily to the increase in the number of sales representatives added in 2002.

          The following table sets forth selected information about our wholesale loan originations for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

	($ in thousands)
Loan originations	$284,338	$253,815	$745,549	$707,036
Average principal balance per loan	$152	$108	$141	$103
Number of loans originated	1,871	2,350	5,288	6,864
Combined weighted average initial LTV	79.79%	79.76%	79.28%	79.49%
Percentage of first mortgage loans owner occupied	93.75%	93.69%	93.05%	93.72%
Percentage with prepayment penalty	80.17%	84.65%	80.73%	83.12%
Weighted average credit score (1)	608	581	601	586
Percentage FRMs	19.34%	25.43%	18.58%	43.26%
Percentage ARMs	80.66%	74.57%	81.42%	56.74%
Weighted average interest rate:
FRMs	9.04%	10.66%	9.41%	10.50%
ARMs	8.59%	9.94%	8.94%	10.13%
Gross margin – ARMs (2)	5.18%	5.71%	5.25%	5.69%
Average number of account executives	129	108	118	106
Volume per account executive	$2,204	$2,350	$6,318	$6,670
Loans originated per account executive	15	22	45	65

(1)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the factor by which the interest rate can fluctuate.

          The following table highlights the net cost to produce loans for our wholesale channel for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Fees collected (1)	(39)	(45)	(43)	(43)
General and administrative costs (1)(2)	278	231	279	250
Premium paid (1)	107	123	99	123

Net cost to produce (1)	346	309	335	330

Net cost per loan (3)	$5,252	$3,336	$4,739	$3,401

(1)	In basis points.

(2)

Excludes corporate overhead costs and the impact of net deferred origination costs of 118 basis points, 111 basis points, 102 basis points, and 107 basis points, for the three and nine months ended September 30, 2002 and 2001, respectively.  Includes depreciation expense.

(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by units of loan origination.

Correspondent - Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

             Correspondent segment revenues decreased $0.8 million to $3.4 million for the three months ended September 30, 2002 compared to $4.2 million for the three months ended September 30, 2001.  Correspondent segment revenues decreased $4.3 million to $8.7 million for the nine months ended September 30, 2002 compared to $13.0 million for the nine months ended September 30, 2001.  For the three months ended September 30, 2002, the decrease of $0.8 million was due primarily to a lower segment economic value on mortgage loan originations, of which $0.5 million was related to the interest rate environment, and $0.3 million related to a decrease in mortgage loan originations.  For the nine months ended September 30, 2002, the decrease of $4.3 million was due primarily to a lower segment economic value on mortgage loan originations, $1.3 million of which was related to the interest rate environment and offset by $5.6 million related to a decrease in mortgage loan originations.

             Correspondent segment net operating income decreased $0.9 million to $1.9 million for the three months ended September 30, 2002 compared to $2.8 million for the three months ended September 30, 2001.  Correspondent segment net operating income decreased $4.0 million to $4.3 million for the nine months ended September 30, 2002 compared to $8.3 million for the nine months ended September 30, 2001.  The decrease was due to lower segment revenues of $0.8 million and $4.3 million offset by an increase in general and administrative expenses of $0.1 million for the three months ended September 30, 2002 and a decrease in general and administrative expenses of $0.3 million for the nine months ended September 30, 2002, respectively.

            The decreased volume of bulk purchases was a result of our decision to reduce the bulk production due to what we consider to have been unfavorable pricing conditions in that market and our growth in our correspondent flow channel, as well as our strategic shift towards retail loan originations.

            The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

	($ in thousands)
Loan originations	$74,604	$120,346	$173,733	$488,557
Average principal balance per loan	$139	$141	$132	$107
Number of loans originated	537	854	1,316	4,566
Combined weighted average initial LTV	80.73%	79.22%	78.88%	76.47%
Percentage of first mortgage loans owner occupied	95.34%	93.88%	95.33%	93.77%
Percentage with prepayment penalty	95.57%	91.28%	94.12%	84.14%
Weighted average credit score (1)	587	593	579	590
Percentage FRMs	22.86%	23.58%	25.32%	40.47%
Percentage ARMs	77.14%	76.42%	74.68%	59.53%
Weighted average interest rate:
FRMs	9.13%	9.90%	9.16%	10.22%
ARMs	8.99%	9.49%	9.37%	10.25%
Gross margin – ARMs (2)	7.15%	6.51%	7.14%	6.44%
Average number of sales representatives	16	20	16	20
Volume per sales representative	$4,663	$6,017	$10,858	$24,428
Loans originated per sales representative	34	43	82	228

(1) The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(2) The gross margin is the factor by which the interest rate can fluctuate.

          The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

	($ in thousands)
Loan originations	$102,234	$72,745	$275,092	$263,277
Average principal balance per loan	$150	$123	$142	$125
Number of loans originated	682	591	1,937	2,106
Combined weighted average initial LTV	77.75%	73.52%	75.11%	71.42%
Percentage of first mortgage loans owner occupied	94.71%	97.33%	95.60%	97.25%
Percentage with prepayment penalty	85.01%	88.00%	85.84%	87.66%
Weighted average credit score (1)	595	587	601	608
Percentage FRMs	25.72%	49.35%	35.31%	65.56%
Percentage ARMs	74.28%	50.65%	64.69%	34.44%
Weighted average interest rate:
FRMs	9.19%	10.33%	9.18%	9.61%
ARMs	8.93%	10.02%	9.30%	10.13%
Gross margin – ARMs (2)	5.33%	5.55%	5.35%	5.50%
Average number of sales representatives	16	20	16	20
Volume per sales representative	$6,390	$3,637	$17,193	$13,164
Loans originated per sales representative	43	30	121	105

(1) The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(2) The gross margin is the factor by which the interest rate can fluctuate.

          The following table highlights the net cost to produce loans for our correspondent channel through bulk delivery for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

General and administrative costs (1)(2)	87	62	109	52
Premium paid (1)	493	399	402	364

Net cost to produce (1)(3)	580	461	511	416

Net cost per loan (3)	$8,051	$6,470	$6,777	$4,391

(1) In basis points.

(2) Excludes corporate overhead costs. Includes depreciation expense.

(3) Defined as general and administrative costs and premium paid, net of fees collected, divided by units of loan origination.

          The following table highlights the net cost to produce loans for our correspondent channel through flow delivery for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Fees collected (1)	(11)	(14)	(12)	(12)
General and administrative costs (1)(2)	80	85	91	80
Premium paid (1)	256	244	229	193

Net cost to produce (1)(3)	325	315	308	261

Net cost per loan (3)	$4,888	$3,872	$4,360	$3,325

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by units of loan origination.

Retail - Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

          Retail segment revenues increased $1.1 million to $9.2 million for the three months ended September 30, 2002 compared to $8.1 million for the three months ended September 30, 2001.  Retail segment revenues increased $5.2 million to $23.0 million for the nine months ended September 30, 2002 compared to $17.8 million for the nine months ended September 30, 2001.  For the three months ended September 30, 2002, the increase of $1.1 million was due primarily to higher origination fees of $0.8 million and a higher segment economic value on mortgage loan originations of $0.3 million, of which $3.2 million of the increase was related to an increase in mortgage loan originations, offset by $2.9 million related to the interest rate environment.  For the nine months ended September 30, 2002, the increase of $5.2 million was due primarily to higher origination fees of $1.6 million and a higher segment economic value on mortgage loan originations of $3.6 million, of which $7.4 million of the increase was related to an increase in mortgage loan originations, offset by $3.8 million related to the interest rate environment.

          Retail segment net operating income decreased $0.4 million to $3.5 million for the three months ended September 30, 2002 compared to $3.9 million for the three months ended September 30, 2001.  Retail segment net operating income decreased $4.7 million to $6.7 million for the nine months ended September 30, 2002 compared to $11.4 million for the nine months ended September 30, 2001.  For the three months ended September 30, 2002, the decrease was due to $1.5 million in higher general and administrative costs related to the expansion of the branch network and call center, offset by higher segment revenues of $1.1 million.  For the nine months ended September 30, 2002, the decrease was due to $9.9 million in higher general and administrative costs related to the expansion of our branch network and call center, offset by higher segment revenues of $5.2 million.

          The following table sets forth selected information about our retail loan originations for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

	($ in thousands)
Loan originations	$176,489	$111,094	$453,562	$303,802
Average principal balance per loan	$129	$114	$127	$114
Number of loans originated	1,368	975	3,571	2,665
Combined weighted average initial LTV	79.55%	78.81%	79.27%	77.60%
Percentage of first mortgage loans owner occupied	95.85%	94.97%	95.56%	97.67%
Percentage with prepayment penalty	78.22%	81.98%	77.62%	81.89%
Weighted average credit score (1)	616	599	614	610
Percentage FRMs	56.42%	53.57%	54.97%	70.44%
Percentage ARMs	43.58%	46.43%	45.03%	29.56%
Weighted average interest rate:
FRMs	8.12%	9.49%	8.38%	9.24%
ARMs	8.13%	9.51%	8.49%	9.57%
Gross margin – ARMs (2)	5.68%	5.59%	5.63%	5.63%
Average number of loan officers	189	129	168	126
Volume per loan officer	$934	$861	$2,700	$2,411
Loans originated per loan officer	7	8	21	21

(1)	The average credit score is determined based on a combination of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the factor by which the interest rate can fluctuate.

          The following table highlights the net cost to produce loans for our retail channel for the three and nine months ended September 30, 2002 and 2001:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Fees collected (1)	(239)	(249)	(248)	(260)
General and administrative costs (1)(2)	485	494	495	524

Net cost to produce (1)(3)	246	245	247	264

Net cost per loan (3)	$3,182	$2,791	$3,146	$3,006

(1)	In basis points.

(2)

Excludes corporate overhead costs and the impact of net deferred origination costs of 218 basis points, 278 basis points, 157 basis points, and 174 basis points, for the three and nine months ended September 30, 2002 and 2001, respectively. Includes depreciation expense.

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

	September 30,

	($ in thousands)
	2002		2001

Total Delinquencies and Loss Experience(1)	Saxon Capital, Inc. Portfolio	Total Servicing Portfolio	Saxon Capital, Inc. Portfolio	Total Servicing Portfolio

Total outstanding principal balance (at period end)	$3,042,971	$6,914,663	$1,037,031	$6,276,526
Delinquency (at period end):
30-59 days:
Principal balance	$199,837	$532,273	$69,472	$617,175
Delinquency percentage	6.57%	7.70%	6.70%	9.83%
60-89 days:
Principal balance	$47,781	$147,121	$8,714	$118,808
Delinquency percentage	1.57%	2.13%	0.84%	1.89%
90 days or more:
Principal balance	$29,220	$83,512	$1,739	$57,685
Delinquency percentage	0.96%	1.21%	0.17%	0.92%
Bankruptcies (2):
Principal balance	$40,000	$253,268	$6,029	$224,106
Delinquency percentage	1.31%	3.66%	0.58%	3.57%
Foreclosures:
Principal balance	$65,064	$242,366	$11,511	$253,436
Delinquency percentage	2.14%	3.50%	1.11%	4.03%
Real Estate Owned:
Principal balance	$17,847	$125,794	$2,449	$103,007
Delinquency percentage	0.59%	1.82%	0.23%	1.64%
Total Seriously Delinquent (3)	6.20%	11.60%	2.75%	11.42%
Net losses on liquidated loans - year to date (4)	$5,130	$84,566	$4,053	$56,914
Percentage of losses on liquidated loans – year to date (5)	0.22%	1.63%	0.52%	1.21%
Net losses on liquidated loans – quarter ended (4)	$2,357	$27,000	$4,053	$22,056
Percentage of losses on liquidated loans – quarter ended (5)	0.31%	1.56%	1.56%	1.41%
Loss severity on liquidated loans	31.30%	40.10%	45.59%	35.62%

(1)	Includes all loans serviced by Saxon Capital, Inc.

(2)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days delinquent.

(4)	Net losses on liquidated loans exclude losses of $5.0 million relating to sales of delinquent called loans purchased at a discount and certain recoveries.

(5)	Annualized.

	September 30,

	($ in thousands)
	2002		2001

Bankruptcy Delinquencies and Loss Statistics(1)	Saxon Capital, Inc. Portfolio	Total Servicing Portfolio	Saxon Capital, Inc. Portfolio	Total Servicing Portfolio

Performing bankruptcies:
Principal balance	$9,174	$37,786	$1,438	$29,512
Delinquency percentage	0.30%	0.55%	0.14%	0.47%
Bankruptcy delinquency (at period end) (2):
30-59 days:
Principal balance	$2,159	$12,222	$437	$10,511
Delinquency percentage	0.07%	0.18%	0.04%	0.17%
60-89 days:
Principal balance	$1,900	$11,065	$1,007	$9,147
Delinquency percentage	0.06%	0.16%	0.10%	0.15%
90 days or more:
Principal balance	$26,766	$192,195	$3,147	$174,936
Delinquency percentage	0.88%	2.78%	0.30%	2.79%
Total bankruptcy delinquencies:
Principal balance	$30,825	$215,482	$4,591	$194,594
Delinquency percentage	1.01%	3.12%	0.44%	3.10%

(1)	Includes all loans serviced by Saxon Capital, Inc.

(2)	Delinquencies are measured versus contractual due dates. Payments that are less than the contractual amount, even if made under a court plan are reported as delinquent.

          In addition to servicing mortgage loans that we originate or purchase, we service mortgage loans for other lenders and investors. During the nine months ended September 30, 2002, we purchased servicing rights to $597.7 million of mortgage loans owned by non-affiliated companies.  Our loan servicing portfolio as of September 30, 2002 is summarized below:

	Number of Loans	Principal Balance	Average Balance

	($ in thousands)
Dominion Capital (1)	31,600	$2,742,506	$86.8
Saxon Capital, Inc. (2)	24,660	3,042,971	123.4
Credit Suisse First Boston	4,891	582,649	119.1
Dynex Capital, Inc.	1,055	108,658	103.0
Greenwich Capital, Inc.	2,917	373,625	128.1
Fannie Mae, Freddie Mac, and Ginnie Mae	1,410	39,561	28.1
Various government entities and other investors	629	24,693	39.3

Total	67,162	$6,914,663	$103.0

(1)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

(2)	Includes loans securitized by Saxon Capital, Inc. from July 6, 2001 to September 30, 2002.

          Our Delinquency and Loss Experience

Delinquency by Credit Grade by Year Funded(1)(2)

					Percentage 60+ Days Delinquent(3)

Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	A+/A	A-	B	C	D	Total	Cumulat ive Loss Percenta ge (4)	Loss Severity (5)

	($ in thousands)
1996	$741,645	$45,660	6.2%	2.43%	5.13%	1.59%	18.44%	—	3.37%	1.67%	28.01%
1997	$1,769,538	$180,505	10.2%	5.14%	12.16%	12.03%	17.47%	10.25%	10.20%	2.62%	35.00%
1998	$2,084,718	$437,741	21.0%	7.59%	16.39%	22.21%	29.31%	34.02%	15.25%	2.85%	37.69%
1999	$2,381,387	$864,454	36.3%	10.22%	17.76%	24.63%	31.40%	36.52%	19.28%	2.74%	38.32%
2000	$2,078,637	$1,017,141	48.9%	11.72%	19.70%	24.06%	34.86%	46.35%	22.17%	1.82%	35.90%
2001	$2,364,234	$1,663,420	70.4%	4.47%	13.82%	18.30%	25.35%	30.15%	12.38%	0.32%	25.82%
2002	$1,777,655	$1,415,569	79.6%	0.79%	2.44%	4.03%	5.92%	9.27%	2.04%	—	—

(1)	Includes loans originated by Saxon Capital, Inc. and Predecessor.

(2)	As of September 30, 2002.

(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(4)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.

(5)	Loss severity is defined as the total loss claims divided by the actual unpaid principal balance.

Three and Nine Months Ended September 30, 2002 Compared to Three and Nine Months Ended September 30, 2001

          Servicing segment revenues increased $2.0 million to $7.9 million for the three months ended September 30, 2002 compared to $5.9 million for the three months ended September 30, 2001.  The increase was due primarily to higher prepayment penalty income for the three months ended September 30, 2002.  Servicing segment revenues decreased $7.4 million to $22.8 million for the nine months ended September 30, 2002 compared to $30.2 million for the nine months ended September 30, 2001.  The decrease was due primarily to lower servicing income for the nine months ended September 30, 2002.

          Servicing segment net operating income increased $3.0 million to $3.6 million for the three months ended September 30, 2002 compared to $0.6 million for the three months ended September 30, 2001.  Servicing segment net operating income decreased $7.0 million to $8.6 million for the nine months ended September 30, 2002 compared to $15.6 million for the nine months ended September 30, 2001.  For the three months ended September 30, 2002, the increase was due to higher segment revenues of $2.0 million and $1.0 million in lower general and administrative expenses.  For the nine months ended September 30, 2002, the decrease was due to lower segment revenues of $7.4 million offset by $0.4 million in lower general and administrative expenses.

          We include all costs to service mortgage loans within the servicing segment. We reduced our cost to service to 29 basis points while increasing our collection and mitigation efforts, improving cure rates, and receiving an above average rating for sub-prime servicing and an average rating for special servicing from Fitch and Moody’s.

Financial Condition

          September 30, 2002 Compared to December 31, 2001

          Mortgage loans held prior to securitization increased to $605.5 million at September 30, 2002, from $370.0 million at December 31, 2001. This increase was the result of the timing of our securitizations.

          Securitized loans increased to $2.6 billion at September 30, 2002, from $1.4 billion at December 30, 2001. This increase was the result of the execution of the $900.0 million and $605.0 million asset backed securitizations during the first quarter 2002 and third quarter 2002, respectively, offset by principal payoffs of $300.0 million during the nine months ended September 30, 2002.

          During the third quarter of 2002 we executed a revolving facility for the securitized financing of a portion of our obligations as servicer to make advances of principal and interest payments on securitized mortgage loans. This facility allows us to have outstanding borrowings of up to $75.0 million on a revolving basis, secured by the receivables that represent our rights to be reimbursed for the servicing advances by the related securitization trusts. As a result, we now report the servicing related advances that we have pledged, or securitized, into this revolving facility on our balance sheet as securitized servicing related advances. Total outstanding borrowings on this facility were $65.6 million during the third quarter, and offset by repayments, stood at $65.2 million at September 30, 2002.

          During the third quarter of 2002, we securitized $91.4 million of servicing related advances. Securitized servicing related advances, offset by repayments, were $73.8 million at September 30, 2002. Overall, servicing related advances decreased to $36.8 million at September 30, 2002, from $104.8 million at December 31, 2001. This decrease resulted primarily from the transfer of advances to the securitized servicing related advances category on our balance sheet, and reflects additional advances and repayments during the nine months ended September 30, 2002.

          Mortgage servicing rights decreased to $24.9 million at September 30, 2002, from $33.8 million at December 31, 2001. The decrease was due to amortization of servicing rights of $11.2 million and an impairment of servicing rights of $1.0 million, offset by purchases for $3.3 million of the servicing rights related to $597.7 million of mortgage loans during the nine months ended September 30, 2002.  After July 6, 2001 our securitizations are structured as financing, and servicing assets are not recorded related to those transactions.

          Warehouse financing increased $193.9 million to $477.3 million at June 30, 2002, from $283.4 million at December 31, 2001.  This increase was the result of the timing of our securitizations.

          Securitization financing on mortgage loans increased to $2.5 billion at September 30, 2002 from $1.3 billion at December 31, 2001.  This increase was the result of the execution of the $900.0 million and $605.0 million asset backed securitizations during the first quarter 2002 and third quarter 2002, respectively, offset by payments of $300.0 million made during the nine months ended September 30, 2002.

          Stockholders’ equity increased $15.8 million to $267.8 million at September 30, 2002, from $252.0 million at December 31, 2001. The increase in stockholders’ equity is due primarily to net income of $15.6 million for the nine months ended September 30, 2002 and the issuance of common stock under the Employee Stock Purchase Plan.

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

          Another component of our liquidity strategy is our intention of maintaining sufficient working capital to enable us to fund operating cash flow requirements in the event we were to fail to generate sufficient cash flows to cover our operating requirements.  As of September 30, 2002, we have approximately $101.0 million of working capital and we had positive cash flows from operations.  We cannot be certain that we will continue to generate positive cash flows from operations, as this can be impacted by several issues, including a prolonged economic downturn or recession, fluctuations in interest rates, and management’s short-term and long-term planning horizons.

          Liquidity Resources

          We have relied upon several lenders to provide us with credit facilities to fund our loan originations and purchases, as well as fund a portion of our servicing advances. We must be able to securitize loans and obtain adequate credit facilities and other sources of funding to be able to continue to originate and purchase loans.  Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms. The availability of these financing sources depends to some extent on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If we are unable to extend or replace these facilities, we will have to curtail our loan production activities, which would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

          To accumulate loans for securitization, we borrow money on a short-term basis through secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans that are not securitized, we also use committed facilities to finance the advances required by our servicing contracts.

          When we acquired SCI Services, we entered into new credit agreements and re-negotiated the terms and conditions of four of our old credit agreements. These agreements require us to comply with various customary operating and financial covenants and cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. We were in compliance with all such covenants under these agreements as of September 30, 2002.  Failure to meet or satisfy any of these covenants, financial ratios, or financial tests could result in an event of default under these agreements. These agreements also contain cross-default provisions, so that if a default occurs under any agreement, the lenders could elect to declare all amounts outstanding under all of our agreements to be immediately due and payable, enforce their interests against collateral pledged under such agreements, and restrict our ability to make additional borrowings under these agreements. Our ability to meet those financial ratios and satisfy financial tests may be affected by general economic conditions. For example- changes in market interest rates, an economic recession, or an increase in unemployment levels may adversely affect the performance of our loan portfolio; or an overall decline in the value of mortgage loan collateral within the capital markets of the United States may reduce or eliminate the amount of credit available to us through these facilities. We cannot assure you that we will continue to be able to meet those financial ratios and satisfy those financial tests.

          Committed  Facilities.  Changes to our committed facilities during the third quarter 2002 include the execution of a revolving facility for the securitization of up to $75 million of principal and interest advances. In addition to certain financial tests placed on the advances and specific rating requirements, the commitment to continue to finance these advances on a revolving basis is dependent upon the company’s ability to maintain REMIC servicer status for any advance pledged to the trust.  As a result of establishing this facility, we terminated a $30 million servicing advance facility.  On October 10, 2002, a new repurchase facility in the amount of $150 million was established which expires October 9, 2003.  At September 30, 2002 we had committed facilities in the amount of $1.34 billion.  The table below summarizes our facilities and their expiration dates at September 30, 2002.  We believe this level of committed financing will allow us flexibility to do our asset-backed securitizations in accordance with our business plans.

Committed Lines	Facility Amount	Expiration Date

($ in thousands)

JPMorgan Chase Bank and CDC Mortgage Capital	$140,000	December 10, 2002
Greenwich Capital Financial Products, Inc.	150,000	July 18, 2003
Greenwich Capital Financial Products, Inc.	175,000	June 26, 2004
Wachovia Bank, N.A.	300,000	June 26, 2003
CS First Boston Mortgage Capital, LLC	250,000	March 1, 2003
Merrill Lynch Mortgage Capital, Inc.	250,000	March 21, 2003
Saxon Advance Receivables Backed Certificates	75,000	August 24, 2012

Total committed facilities	1,340,000

          Contractual Obligations and Commercial Commitments

          The following tables summarize our contractual obligations by payment due date and commercial commitments by expiration dates as of September 30, 2002.

Payments Due by Period ($ in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Warehouse financing facility – line of credit	$139,972	$139,972	$—	$—	$—
Warehouse financing facility – repurchase agreements	337,280	163,989	173,291	—	—
Securitization financing – servicing advances	65,176	—	—	65,176	—
Securitization financing – loans (1)	2,502,902	895,505	961,988	370,402	275,007
Note payable	25,000	—		25,000	—
Capital lease obligations	53	10	43	—	—
Operating leases	21,582	4,915	10,252	4,237	2,178

Total contractual cash obligations	$3,091,965	$1,204,391	$1,145,574	$464,815	$277,185

(1)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

Other Commitments	Amount of Commitment Expiration Per Period ($ in thousands)

	Total Amounts Committed	Less than 1 year	1-3 years	4-5 years	Over 5 years

Warehouse financing facility - line of credit	$140,000	$140,000	$—	$—	$—
Receivables Backed Certificates	75,000	—	—	—	75,000
Warehouse financing facility – repurchase agreements	1,125,000	950,000	175,000	—	—

Total commitments	$1,340,000	$1,090,000	$175,000	$—	$75,000

          Cash Flows

          For the nine months ended September 30, 2002 and 2001, we had operating cash flows of $45.2 million and negative operating cash flows of $608.1 million, respectively.  Operating cash flows, as presented in our consolidated statements of cash flows, exclude the net proceeds from or repayments of mortgage warehouse financing.

Other Matters

Impact of New Accounting Standards

          Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The adoption of SFAS No. 144 did not have a material impact on our consolidated results of operations and financial position.

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 (rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements) requires that extinguishments of debt are to be classified in the income statement as ordinary income or loss and not to be included as an extraordinary item.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS No. 145 that are related to SFAS No. 13 are effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002.  We do not expect the adoption of SFAS No. 145 to have an impact on our financial position, results of operations, or our cash flows.

          In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002.   We do not expect the adoption of SFAS No. 146 to have an impact on our financial position, results of operations, or our cash flows.

          In October 2002, FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.  144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.   With the exception of transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets.  This portion of the Statement is effective for acquisitions on or after October 1, 2002.  The effective date for this provision is on October 1, 2002, with earlier application permitted.  Also, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions.  The provisions of this Statement regarding accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002.  We do not expect the adoption of SFAS No. 147 to have an impact on our financial position, results of operations, or our cash flows.

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

          Our profitability may be directly affected by the level of, and fluctuations in, interest rates, which affect our ability to earn a spread between interest received on our loans and the cost of our borrowings, which are tied to yields on various United States Treasury obligations, interest rate swaps, or LIBOR. Our profitability is likely to be adversely affected during any period of unexpected or rapid changes in interest rates. A substantial and sustained increase in interest rates could adversely affect our ability to purchase and originate loans. A significant decline in interest rates could increase the level of loan prepayments, thereby adversely affecting our net interest income. Declining interest rates, which often lead to an increase in the rate of loan prepayment, could also adversely impact our servicing income. In an effort to mitigate the effect of interest rate risk, we have reviewed our various mortgage products and have identified and modified those that have proven historically to be more susceptible to prepayments. We cannot assure you, however, that such modifications to our product line will effectively mitigate prepayment risk in the future.

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

          The measurement of interest rate risk is meaningful only when all related risk items are aggregated and the net positions are identified. Financial instruments that we use to manage interest rate sensitivity include: interest rate swaps, caps and floors; financial futures and forwards; and financial options (called hedges). Historically, we measured the sensitivity of the current fair value of our mortgage loans held prior to securitization, mortgage loan commitments, securitized mortgage loans, and all hedge positions to changes in interest rates. Changes in interest rates are defined as instantaneous and sustained interest rate movements in 50 basis point increments across the yield curve.  We estimated the fair value of our collateral assuming there would be no changes in interest rates from those at period end. Once we established the base case, we projected cash flows for each of the defined interest rate scenarios. Those projections were then compared with the base case to determine the estimated change to the fair value of our collateral and hedges. The table below illustrates the simulation analysis of the impact of a 100 and 200 basis point parallel shift in the yield curve upward or downward in interest rates on the fair value of our collateral and hedges at September 30, 2002.

          Interest rate simulation sensitivity analysis

          Changes in fair value that are stated below are derived based upon a parallel shift in the yield curve over a 24-month period. The base yield curve used in this analysis is the forward curve posted upon the close of business September 30, 2002 (1):

	Increase		Decrease

	+100 Bp	+200 Bp	-100 Bp	-200 Bp

Change in fair value of fixed rate mortgage loans held prior to securitization	$(6,238,473)	$(12,476,945)	$6,238,473	$12,476,945
Change in fair value of hedges related to fixed rate mortgage loans held prior to securitization	2,846,875	5,693,750	(2,846,875)	(5,693,750)
Change in fair value of securitized mortgage loans	(49,953,108)	(99,906,215)	49,953,108	99,906,215
Change in fair value of hedges related to securitized mortgage loans	9,936,751	35,066,751	(40,323,249)	(65,453,249)

Net change	$(43,407,955)	$(71,622,659)	$13,021,457	$41,236,161

(1)     The forward yield curve produces an interpolated 30 day LIBOR rate of 1.7% one month from September 30, 2002; 2.0% one year from September 30, 2002; 3.2% two years from September 30, 2002; and 5.0% five years from September 30, 2002.

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

          These instruments provide us flexibility in adjusting our interest rate risk position without exposure to principal risk and funding requirements. By using derivative instruments to manage interest rate risk, the effect is a smaller, more efficient balance sheet, with a lower funding requirement and a higher return on assets and net interest margin, but with a comparable level of net interest revenue and return on equity. We do not use derivative instruments for speculative purposes.

          Item 4. Controls and Procedures

          Within the 90 days prior to the date of this report, the Company’s Chief Executive Officer and Principal Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14.  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

          There were no significant changes to the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date the Company carried out its evaluation of its internal controls.  There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

Part II.  Other Information

Item 1.  Legal Proceedings

           Barbosa.  Saxon Mortgage Services, Inc. (“SMSI”) has been named as a defendant in the matter Margarita Barbosa, Steven Roberts and Lois Ann Singer v. Pierce & Associates, P.C., Wells Fargo Bank Minnesota, N.A., Bankers Trust Company, and Saxon Mortgage Services, Inc., filed on September 5, 2002 in the United States District Court for the Northern District of Illinois.  The plaintiffs claim actual and punitive damages and seek class certification of their claims under three alleged causes of action against SMSI:  violation of the Illinois Interest Act, violation of the Illinois Consumer Fraud Act, and breach of contract, the third of which seeks to certify a nationwide class.  The plaintiffs allege that SMSI unlawfully collected prepayment penalties on loans that had been accelerated.  SMSI has filed a Motion to Compel Arbitration on one of the two loans at issue based on the presence of an arbitration clause in the underlying loan documents, and has filed an Answer with respect to the other loan.

          The Company is subject, in the normal course of business, to other legal proceedings.  The resolution of these lawsuits, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

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

           10.3    Employment Agreement - Bradley D. Adams

10.4

Pooling and Servicing Agreement, dated as of July 1, 2002, among Saxon Asset Services Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company's Current Report on Form 8-K/A dated July 10, 2002).

           99.1    Certification of Chief Executive Officer

           99.2    Certification of Principal Financial Officer

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-71052) declared effective by the SEC on January 14, 2002.

           (b)      Reports on Form 8-K

On July 25, 2002, the Company filed a Form 8-K reporting the Company had issued a press release announcing the Company’s financial results for the second quarter 2002, and a copy of the press release was filed as an exhibit.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SAXON CAPITAL, INC.

Dated: November 14, 2002
/s/ Michael L. Sawyer

Michael L. Sawyer Chief Executive Officer (authorized officer of registrant)

Dated: November 14, 2002
/s/ Robert B. Eastep

Robert B. Eastep Principal Financial Officer

FORM OF CERTIFICATION FOR PRINCIPAL FINANCIAL OFFICERS AND
PRINCIPAL EXECUTIVE OFFICERS

I, Michael L. Sawyer, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Saxon Capital, Inc.;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                 (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                 (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                 (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                 (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Michael L. Sawyer

Name:	Michael L. Sawyer
Title:	Chief Executive Officer

FORM OF CERTIFICATION FOR PRINCIPAL FINANCIAL OFFICERS AND
PRINCIPAL EXECUTIVE OFFICERS

I, Robert B. Eastep, certify that:

          1.    I have reviewed this quarterly report on Form 10-Q of Saxon Capital, Inc.;

          2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                 (a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                 (b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                 (c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

                 (a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                 (b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Robert B. Eastep

Name:	Robert B. Eastep
Title:	Principal Financial Officer