Form 10-K
period 2002-12-31
SAXON CAPITAL INC
filed 2003-03-28
CIK 1160425

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K
 ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

Commission File No. 000-33485

SAXON CAPITAL, INC.
Incorporated in Delaware
4860 Cox Road
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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒	No ☐

          The number of shares of common stock of the registrant outstanding as of March 19, 2003 was 28,235,831.  The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2002 was $350,964,189.

Documents Incorporated by Reference

          The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2002.  Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

i

PART I

          Certain information contained in this Report constitutes forward-looking statements under Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology.  All statements addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements.  The forward-looking statements are based upon management’s views and assumptions, as of the date of this Report, regarding future events and operating performance, and are applicable only as of the dates of such statements.  By their nature, all forward-looking statements involve risk and uncertainties.  Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including but not limited to those discussed in “Item 1.  Business—Risk Factors” as well as those discussed elsewhere in this Report.

Item 1.     Business

          Saxon Capital, Inc. is a Delaware corporation organized on April 23, 2001 for the purpose of acquiring the business of our predecessor.  Our original name was Saxon Capital Acquisition Corp., and we changed our name to Saxon Capital, Inc. on October 5, 2001.  We acquired all of the issued and outstanding capital stock of SCI Services, Inc. (“SCI Services” or “Predecessor”), a Virginia corporation (formerly known as Saxon Capital, Inc.), from Dominion Capital, Inc. (“Dominion Capital”), a wholly owned subsidiary of Dominion Resources, Inc. (“Dominion Resources”) on July 6, 2001.  Most of our executive management team were officers of the Predecessor prior to the transaction.  We maintain our principal executive offices at 4860 Cox Road, Suite 300, Glen Allen, Virginia 23060, and our telephone number is (804) 967-7400.  Our common stock is listed on the Nasdaq National Market under the symbol “SAXN.”

          This annual report on Form 10-K, as well as all quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, free of charge, through our website.  The Company’s website address is www.saxoncapitalinc.com.

General

          Our business is conducted through our operating subsidiaries.  We conduct mortgage loan originations, purchases, secondary marketing, master servicing, and other administrative functions at Saxon Mortgage, Inc. (“Saxon Mortgage”), and retail loan origination activity at America’s MoneyLine, Inc. (“America’s MoneyLine”).  We conduct mortgage loan servicing at Saxon Mortgage Services, Inc., formerly Meritech Mortgage Services, Inc. (“Saxon Mortgage Services”).  See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a complete discussion of our consolidated results as well as our segment results.  Throughout our discussion of our business operations, words such as “we” and “our” are intended to include these operating subsidiaries and, for references to periods occurring prior to July 6, 2001, include our Predecessor.

          We originate, purchase, securitize, and service primarily non-conforming residential mortgage loans derived through three separate production channels: wholesale, retail, and correspondent.  These loans are secured primarily by first mortgages.  We believe we deliver superior value and service to our borrowers through our disciplined credit, pricing, and servicing processes throughout the lives of their loans, which we call our Life of the Loan Credit Risk Management strategy.  Our borrowers typically have limited credit histories, have high levels of consumer debt, or have experienced credit difficulties in the past.  Mortgage loans to such borrowers are generally classified as “sub-prime” because they generally do not conform to or meet the underwriting guidelines of one or more of the government sponsored entities.  We originate and purchase loans on the basis of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment, and the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio or “LTV”).  The interest rate and maximum loan amount are determined based upon our underwriting and risk-based pricing matrices.  We have been originating and purchasing sub-prime mortgage loans since 1995, and believe the proprietary data that we have accumulated in our data warehouse is key to our ability to analyze the characteristics that drive loan performance.  We also believe our Life of the Loan Credit Risk Management strategy increases the consistency of our loan performance and financial returns.

          At Saxon Mortgage, our wholesale channel originates or purchases loans through its network of approximately 4,000 independent brokers throughout the country.  These brokers rely on our centralized processing teams who, we believe, provide them with superior and consistent customer service.  At America’s MoneyLine, our retail channel originates mortgage loans directly to borrowers through its retail branch network of 20 locations, and also uses direct mail and the Internet to originate loans.  Our correspondent channel purchases mortgage loans from approximately 400 correspondent lenders following a complete re-underwriting of each mortgage loan. We believe that exceeding the expectations of our customer community of borrowers, brokers, and correspondent lenders is a key to our success.  For the year ended December 31, 2002, we originated, purchased or called approximately $2.5 billion and securitized approximately $2.2 billion of residential mortgage loans.

          We intend to continue accessing the asset-backed securitization market to provide long-term financing for our mortgage loans.  We generate earnings and cash flows primarily from the net interest income and fees that we earn from the mortgage loans we originate and purchase.  We finance the loans initially under one of several different secured and committed warehouse financing facilities on a recourse basis.  These loans are subsequently financed using asset-backed securities issued through securitization trusts.  See “Securitization and Financing.”  Since May 1996, we have securitized approximately $13.2 billion in mortgage loans.  Since July 6, 2001, we have structured our securitizations as financing transactions.  Accordingly, following a securitization, (1) the mortgage loans we originate or purchase remain on our consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization.  This change to “portfolio-based” accounting significantly impacts our consolidated results of operations compared to the results of our Predecessor prior to July 6, 2001.  Therefore, our results for periods prior to July 6, 2001 and management’s discussion of such results may not be indicative of our future results.  This accounting treatment, however, more closely matches the recognition of income with the receipt of cash payments on the individual loans.

          Once we originate or purchase a mortgage loan, our wholly-owned subsidiary, Saxon Mortgage Services begins the process of performing the administrative services for the loan.  These activities are called “servicing.”  Saxon Mortgage Services seeks to ensure that the loan is repaid in accordance with its terms.  Our Life of the Loan Credit Risk Management strategy is applied to every loan in our servicing portfolio. The inherent risk of delinquency and loss associated with sub-prime loans requires active communication with our borrowers.

Industry Overview

          The residential mortgage market is the largest consumer finance market in the United States.  According to the Mortgage Bankers Association of America’s website, lenders in the United States originated over $2.4 trillion in single-family mortgage loans in 2002, and are expected to originate approximately $1.8 trillion in 2003.  Generally, the industry is segmented by the size of the mortgage loans and credit characteristics of the borrowers.  Mortgage loans that conform to a government sponsored entity, such as the Federal National Mortgage Association, “Fannie Mae” or the Federal Home Loan Mortgage Corporation, “Freddie Mac,” which have guidelines for both size and credit characteristics, are called “conforming mortgages.”  All of our mortgage loans are considered “non-conforming mortgages” because of the size of the loans (generally referred to as “jumbo mortgages”) or the credit profiles of the borrowers (generally referred to as “sub-prime mortgages”) or both.  We believe the non-conforming segment of the mortgage industry provides credit to a broad range of consumers who are underserved by the conforming mortgage market.

Underwriting

          We originate and purchase loans in accordance with the underwriting criteria described below.  The loans we originate and purchase generally do not meet conventional underwriting standards, such as the standards used by government sponsored entities, such as Fannie Mae or Freddie Mac.  As a result, our loan portfolios are likely to have higher delinquency and foreclosure rates than loan portfolios based on conventional underwriting criteria.  We have established six classifications with respect to the credit profile of potential borrowers, and we assign a rating to each loan based on these classifications.  Our underwriting guidelines are designed to help us evaluate a borrower’s credit history and capacity to repay the loan, the value of the property that will secure the loan, and the adequacy of such property as collateral for the loan.  In addition, we review credit scores derived from the application of one or more nationally recognized credit scoring models.  Based on our analysis of these factors, we will determine loan terms, including the interest rate and maximum LTV.  We generally offer borrowers with less favorable credit ratings loans with higher interest rates and lower LTVs than borrowers with more favorable credit ratings based upon our assessment of the loan’s risk or probability of default.

          Our underwriting philosophy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset certain areas of weakness. Specific compensating factors include:

•	mortgage payment history;

•	disposable income;

•	employment stability;

•	number of years at residence;

•	LTV;

•	income documentation type; and

•	property type.

          We underwrite each loan individually.  All underwriting decisions are the responsibility of each respective business channel’s Vice President of Underwriting.  The Vice Presidents of Underwriting generally have a minimum of ten years of industry experience and report directly to the Vice President in charge of the respective business channel for personnel matters and directly to our Chief Executive Officer for credit matters.  Reporting to each Vice President of Underwriting are Assistant Vice Presidents of Underwriting who have substantial industry experience.  In addition to the daily supervision of all underwriting decisions, these Vice Presidents and Assistant Vice Presidents of Underwriting conduct regular training sessions on emerging trends in production, as well as provide feedback from the monthly default resolution and planning (“DRP”) and risk management meetings, which are held quarterly.  In addition to the business channels’ Vice Presidents of Underwriting, the underwriting departments of the wholesale, retail, and correspondent channels have a total of 24, 22, and 19 underwriters, respectively.  Our underwriting staff base their credit decisions upon the risk profile of the individual loan, even in instances where we purchase a group of mortgage loans in bulk.

          Our underwriting guidelines are determined by the credit committee of Saxon Mortgage (“Credit Committee”), which is composed of our senior executive team as well as members of senior management of each business channel.  The Credit Committee meets frequently to review proposed changes to underwriting guidelines.  To the extent an individual loan does not qualify for a loan program or credit grade, our underwriters can and will make recommendations for an approval of the loan by “underwriting exception.”  Our business channels’ Vice Presidents and Assistant Vice Presidents of Underwriting have final approval of underwriting exceptions.  Loan exceptions are tracked in our data warehouse and performance of loans with and without exceptions are monitored and reported monthly to management.

          We underwrite every loan we originate or purchase through our production channels.  This means we thoroughly review the borrower’s credit history, income documents (except to the extent our stated income and limited documentation loan programs do not require income documentation), and appraisal for accuracy and completeness.  We also use our automated credit decision system to provide pre-qualification decisions over the Internet.  When using this system, the loan is still underwritten by one of our underwriters before funding.  While we intend to continue to expand the functionality of our automated decision system to enhance efficiencies, we will continue to use our staff to review credit, income, and appraisal documentation to ensure that the loan is underwritten in accordance with our guidelines.

          Our underwriting standards are applied in accordance with applicable federal and state laws and regulations, and require a qualified appraisal of the mortgaged property conforming to Fannie Mae and Freddie Mac standards.  Each appraisal includes a market data analysis based on recent sales of comparable homes in the area and a replacement cost analysis based on the current cost of building a similar home.  The appraisal may not be more than 180 days old on the day the loan is originated.  In most instances, we require a field review appraisal for properties that have a value of $300,000 to $500,000 and a second full appraisal for properties that have a value of more than $500,000.

          We have three loan documentation programs:

•

Full Documentation—under this program, an underwriter reviews the borrower’s credit report, handwritten loan application, property appraisal, and the documents that are provided to verify employment and bank deposits, such as W-2s, pay stubs, and/or signed tax returns for the past two years.

•

Limited Documentation—loans under this program are made to self-employed borrowers; six months of personal and/or business bank statements are acceptable documentation of the borrower’s stated cash flow; LTVs between 80% and 90% require two years of personal bank statements.

•

Stated Income—in this program, the borrower’s income as stated on the loan application must be reasonable for the related occupation, because the income is not independently verified.  Our processors do, however, verify the existence of the business and employment; a self-employed borrower must have been in business for at least two years.

          Our full documentation program, which requires the highest level of credit documentation of all of our programs, is typically selected by those borrowers that are able to meet those requirements.  Our limited documentation program is typically selected by self-employed borrowers, who may have encountered difficulty qualifying for Fannie Mae and Freddie Mac loans due to the requirements for W-2 forms, pay stubs, and similar employment-related documentation requirements associated with such loans.  Our stated income program is typically selected by borrowers who do not meet the requirements for independent verification of income associated with Fannie Mae and Freddie Mac loans. Both limited documentation and stated income program loans require specialized underwriting and involve higher degrees of risk; accordingly these loans generally have higher interest rates and lower LTV ratios than would be available to borrowers that meet the requirements of our full documentation program.

          We may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending on the economic conditions of a particular market.

          As described below, we have two loan programs for first and second mortgages and several niche programs for 100% combined LTV (“CLTV”), second mortgages, and manufactured homes.  The key distinguishing features of each program are the documentation required to obtain a loan, the LTV, and credit scores necessary to qualify under a particular program.  Nevertheless, each program uses maximum LTVs and loan amounts to mitigate risk.

          Traditional Underwriting Program.  In this program, we analyze loan risk by comparing the loan details with credit-grade-specific guidelines including mortgage history, secondary credit history, bankruptcy history, and debt-to-income ratio.  Careful consideration is given to borrower trends and benefits of the loan.  Traditional first liens are available for mortgages secured by properties of all occupancy types, and all of our loan documentation programs.

          In addition, each of our loan products has a maximum CLTV amount, which is the maximum encumbrance allowed on a specific mortgaged property.  We permit three general categories of second liens that may be subordinate to a Saxon first lien.  These are:

•	a Saxon second lien;

•	an institutional lender’s second lien; or

•	a private second lien (including second liens retained by a seller of a mortgaged property).

          The maximum CLTV varies based on occupancy type, documentation type, credit grade, LTV, credit score, and loan amount.  Our “A” credit grade second lien program allows for a maximum CLTV of 100% for fully documented loans secured by owner-occupied properties to borrowers with a minimum credit score of 640.  Subordinate financing behind our traditional first lien program will allow maximum CLTVs of up to 110% for fully documented loans with a reduced first lien LTV and institutional financing on owner-occupied properties.  For all products, subordinate financing on “B,” “C” and “D” credit grade first liens must be from an institutional lender.

          ScorePlus Underwriting Program.  Our ScorePlus underwriting program is a product that we developed to provide a faster and simpler credit qualification process to those customers willing to forego the flexibility offered by our traditional underwriting program by limiting the basis for our underwriting decisions to the following five factors:

•	mortgage history;

•	credit score (in place of secondary credit review);

•	bankruptcy history;

•	foreclosure history; and

•	debt-to-income ratio.

          These variables fit into parameters for maximum LTV and loan amount by occupancy, income documentation, and property type to assess rate and risk.  This program is available for mortgage loans secured by properties of all occupancy types, and all of our loan documentation programs.  Because the ScorePlus underwriting decision is based solely on the five factors listed above, the underwriting process can be more extensively automated for those customers for whom speed of decision is the paramount need.  The ScorePlus program involves a lesser degree of individualized examination of traditional underwriting factors (other than the five factors listed above).  To compensate for this incremental credit risk, we have higher credit score and credit grade requirements in our ScorePlus program.  Unlike our traditional underwriting program, ScorePlus does not offer the possibility of our allowing reasoned exceptions to any of the underwriting decision factors.  For borrowers not able to meet the ScorePlus requirements, we continue to offer traditional underwriting that allows us to examine the borrower’s specific circumstances and, where we can do so prudently and at an appropriately risk-adjusted price, extend credit based on reasoned exceptions.

          We believe our ScorePlus program is one of our most successful products developed to date.  We began development of the program during the fourth quarter of 2000 and introduced the product throughout the marketplace on January 16, 2001.  For the year ended December 31, 2002, ScorePlus generated $994 million in loan production or 40% of our total loan volume for 2002, as compared to $485 million or 21% of total loan volume for the year ended December 31, 2001. We expect that ScorePlus’s percentage of our total production will continue to increase throughout 2003.  We expect our cost to produce a loan to decrease as we use ScorePlus in conjunction with the automation of certain aspects of our underwriting process.

          We also offer a number of other loan programs.  Although each program contains individual characteristics, maximum LTVs and loan amounts are designed to minimize risk within credit grade categories.  These programs include:

          Second Liens.  This credit score driven product, available for loans up to 100% CLTV, is concentrated on the home equity market and is available for loans secured by owner-occupied primary residences only and under all of our loan documentation programs.  Second lien programs are most typically selected by borrowers who wish to borrow against the equity in their property without altering the provisions of their existing first lien financing.

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

Quality Control

          We believe that one of the primary reasons for our strong historical loss and delinquency performance is our reliance upon Saxon Mortgage’s Quality Control and Risk Management Department (“QC Department”).  The QC Department’s primary focus is to ensure that all loans are underwritten in accordance with our underwriting guidelines.  The QC Department consists of 19 employees as of December 31, 2002, including our Vice President of Quality Control.

          Our QC Department has a monthly process for reviewing and re-underwriting approximately 15% to 18% of all loans funded.  Using a statistical based sampling system, the QC Department selects certain funded loans, re-underwrites those loans, re-verifies the sources of income, re-verifies employment, and reviews the appraisals to ensure collateral values for the loans are supported by the appraisals.  In addition, the QC Department selects loans prior to funding for re-underwriting based upon collateral and borrower characteristics as a further quality control to ensure that the loans tested are consistent with our guidelines.

          The QC Department is also responsible for performing a fraud investigation on any loan which becomes delinquent on its first or second payment due date, as well as loans that go into default later in the loan’s life and which our Loss Mitigation department believes may contain borrower or seller misrepresentations.  To the extent the QC Department’s review indicates that a loan contains material misrepresentations, the QC Department will make recommendations regarding the exercise of remedies available to us, including, where appropriate, requiring the originator to repurchase the loan from us and potentially civil litigation.  In addition, the QC Department will advise our business channels on methods to avoid funding loans with similar issues in the future.

          All findings of the QC Department are reported on a quarterly basis to members of senior management during the risk management meeting.  During this meeting, management analyzes the results of the monthly QC Department audits as well as performance trends and servicing issues.  Based upon this meeting, further analysis is undertaken and recommendations may be made to the Credit Committee to modify underwriting guidelines or procedures.

Mortgage Loan Portfolio

          Since July 6, 2001, we have structured our securitizations as financing transactions.  Accordingly, following a securitization, the mortgage loans we originate or purchase remain on our consolidated balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans.

          Characteristics of the mortgage loans we own such as credit grade, coupon, loan-to-value, and prepayment speeds are provided in the following tables.  These characteristics are important as they provide key indicators of the credit and prepayment risks inherent in our mortgage loan portfolio, which have a direct impact on our past and future operating performance.  The operating performance of our mortgage loan portfolio, including net interest income, allowance for loan loss and effects of hedging are discussed in  “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.”

	December 31,

	2002 (1) (2)	2001 (1)

	($ in thousands)
Average principal balance per loan	$124	$117
Combined weighted average initial LTV	77.83%	76.81%
Percentage of first mortgage loans owner occupied	94.81%	94.47%
Percentage with prepayment penalty	82.71%	84.06%
Weighted average median credit score (3)	600	591
Percentage fixed rate mortgages	37.59%	41.51%
Percentage adjustable rate mortgages	62.41%	58.49%
Weighted average interest rate:
Fixed rate mortgages	9.07%	9.79%
Adjustable rate mortgages	9.11%	9.76%
Gross margin – adjustable rate mortgages (4)	5.62%	5.82%

(1)	Excludes loans funded but not uploaded to the servicing system at December 31, 2002 and 2001 of $212.3 million and $128.2 million, respectively.

(2)

Includes all called loans.  Called loans occur upon exercise of the clean-up call option by us, as servicer or master servicer, of the securitized pools of Predecessor for which Dominion Capital retained residual interests.  In some cases the rights to exercise the call option, as well as the pool of called loans, may be owned by an unaffiliated third party.  With respect to 2002, the clean-up call options in some instances were held by us and in others were held by Dominion Capital.

(3)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(4)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Mortgage Loan Portfolio by Product Type

          We originate and purchase both adjustable rate mortgages (“ARMs”) and fixed rate mortgages (“FRMs”).  The majority of our FRMs are 30-year mortgages.  Our ARM production is then divided into two categories: floating ARMs and hybrid ARMs.  A floating ARM is a loan on which the interest rate adjusts throughout the life of the loan, either every 6 or every 12-months.  A hybrid ARM is a loan on which the interest rate is fixed for the initial 24 to 60-months on the loan term, and thereafter adjusts either every 6 or every 12-months.  All of our ARMs adjust with reference to a defined index rate.

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

          The following table sets forth information about our mortgage loan portfolio based on product type (ARMs and FRMs) as of December 31, 2002 and 2001.

		December 31,

Product Type		2002 (1) (2)	2001 (1)

ARMs	ARMs	1.24%	0.55%
	2 year hybrids	34.84%	34.71%
	3 year hybrids	26.10%	23.23%
	5 year hybrids	0.23%	—

	Total ARMs	62.41%	58.49%

FRMs	Fifteen year	4.07%	3.41%
	Thirty year	21.58%	20.20%
	Balloons	9.01%	16.28%
	Other	2.93%	1.62%

	Total FRMs	37.59%	41.51%

(1)	Excludes loans funded but not uploaded to the servicing system at December 31, 2002 and 2001 of $212.3 million and $128.2 million, respectively.

(2)	Includes all called loans.

Mortgage Loan Portfolio by Borrower Risk Classification

          The following table sets forth information about our mortgage loan portfolio by borrower risk classification as of December 31, 2002 and 2001.

	December 31,

	2002 (1) (2)	2001 (1)

A+ Credit Loans (3)
Percentage of total purchases and production	25.09%	16.83%
Combined weighted average initial LTV	76.65%	73.75%
Weighted average median credit score	664	675
Weighted average interest rate:
FRMs	7.81%	7.84%
ARMs	7.72%	8.29%
Gross margin – ARMs	4.74%	4.79%
A Credit Loans (3)
Percentage of total purchases and production	22.61%	19.14%
Combined weighted average initial LTV	77.49%	74.52%
Weighted average median credit score	613	619
Weighted average interest rate:
FRMs	9.03%	9.72%
ARMs	8.34%	8.83%
Gross margin – ARMs	5.04%	5.12%
A- Credit Loans (3)
Percentage of total purchases and production	32.30%	36.97%
Combined weighted average initial LTV	81.18%	81.48%
Weighted average median credit score	576	577
Weighted average interest rate:
FRMs	9.82%	10.26%
ARMs	9.29%	9.64%
Gross margin – ARMs	5.72%	5.72%
B Credit Loans (3)
Percentage of total purchases and production	12.93%	16.53%
Combined weighted average initial LTV	76.53%	76.50%
Weighted average median credit score	549	546
Weighted average interest rate:
FRMs	10.77%	11.06%
ARMs	10.15%	10.47%
Gross margin – ARMs	6.44%	6.45%
C Credit Loans (3)
Percentage of total purchases and production	5.99%	8.83%
Combined weighted average initial LTV	72.00%	71.76%
Weighted average median credit score	531	528
Weighted average interest rate:
FRMs	12.02%	12.23%
ARMs	11.17%	11.53%
Gross margin – ARMs	6.89%	6.93%
D Credit Loans (3)
Percentage of total purchases and production	1.08%	1.70%
Combined weighted average initial LTV	60.61%	60.85%
Weighted average median credit score	534	531
Weighted average interest rate:
FRMs	12.86%	13.18%
ARMs	11.92%	12.18%
Gross margin – ARMs	7.60%	7.57%

(1)	Excludes loans funded but not uploaded to the servicing system at December 31, 2002 and 2001 of $212.3 million and $128.2 million, respectively.

(2)	Includes all called loans.

(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

Mortgage Loan Portfolio by Income Documentation

          The following table sets forth information about our mortgage loan portfolio based on income documentation as of December 31, 2002 and 2001.

	December 31, 2002 (1) (2)		December 31, 2001 (1)

Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score

Full documentation	76.05%	596	78.51%	588
Limited documentation	5.90%	619	5.66%	608
Stated income	18.05%	612	15.65%	602
Other	—	—	0.18%	615

(1)	Excludes loans funded but not uploaded to the servicing system at December 31, 2002 of $212.3 million and $128.2 million, respectively.

(2)	Includes all called loans.

Mortgage Loan Portfolio by Borrower Purpose

          The following table sets forth information about our mortgage loan portfolio based on borrower purpose as of December 31, 2002 and 2001.

	December 31,

Borrower Purpose	2002 (1) (2)	2001 (1)

Cash-out refinance	69.58%	69.06%
Purchase	21.05%	22.23%
Rate or term refinance	9.37%	8.71%

(1)	Excludes loans funded but not uploaded to the servicing system at December 31, 2002 and 2001 of $212.3 million and $128.2 million, respectively.

(2)	Includes all called loans.

Mortgage Loan Portfolio Based Upon the Borrower’s Credit Score

          The following table sets forth information about our mortgage loan portfolio based on the borrower’s credit score as of December 31, 2002 and 2001.

	December 31,

Weighted Average Median Credit Score	2002 (1) (2)	2001 (1)

>700	6.68%	6.88%
700 to 651	13.26%	10.79%
650 to 601	27.00%	22.83%
600 to 551	26.92%	26.80%
550 to 501	21.40%	24.64%
< 500	2.84%	6.24%
Unavailable	1.90%	1.82%
Weighted Average Median Credit Score (3)	600	591

(1)	Excludes loans funded but not uploaded to the servicing system at December 31, 2002 and 2001 of $212.3 million and $128.2 million, respectively.

(2)	Includes all called loans.

(3)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

Mortgage Loan Portfolio Geographic Distribution

          The following table sets forth the percentage of our mortgage loan portfolio by state as of December 31, 2002 and 2001.

	December 31,

	2002	2001

California	23.01%	24.40%
Florida	7.03%	5.33%
Georgia	6.02%	5.74%
Virginia	5.14%	4.21%
Texas	4.45%	3.26%
Maryland	3.18%	2.00%
New York	3.16%	2.77%
New Jersey	3.11%	2.38%
Ohio	3.04%	3.53%
Pennsylvania	2.99%	2.90%
Michigan	2.78%	4.14%
Illinois	2.65%	3.00%
Colorado	2.54%	3.15%
Minnesota	2.30%	3.89%
Arizona	2.08%	1.96%
Washington	2.00%	2.27%
Indiana	1.74%	1.84%
Connecticut	1.71%	1.22%
Missouri	1.70%	1.76%
Tennessee	1.62%	1.72%
Massachusetts	1.54%	1.31%
Oregon	1.53%	1.41%
North Carolina	1.45%	1.34%
Louisiana	1.11%	1.26%
Kentucky	1.05%	1.19%
Other	11.07%	12.02%

Total	100.00%	100.00%

Securitized Mortgage Loan Coupon and Prepayment Penalties

          The following table sets forth information about our securitized mortgage loan portfolio at December 31, 2002 and December 31, 2001.

							Constant Prepayment Rate (Annual Percent) (1)

		Principal			Weighted Average Coupon		3 Month		12 Month		LTD (2)

	Issue Date	Original Loan Balance	Current Loan Balance	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm	Fixed	Arm	Fixed	Arm

		($ in thousands)
December 31, 2002
SAST 2001-2	8/2/2001	$650,410	$449,230	80.11%	9.62%	9.98%	27.04%	40.38%	23.47%	32.48%	19.75%	28.06%
SAST 2001-3	10/11/2001	$699,999	$512,750	80.46%	9.99%	9.68%	39.07%	38.21%	24.23%	25.97%	24.49%	26.72%
SAST 2002-1	3/14/2002	$899,995	$768,237	75.66%	8.95%	9.25%	22.87%	28.57%	—	—	16.16%	21.98%
SAST 2002-2	7/10/2002	$605,000	$570,599	72.91%	8.90%	9.07%	13.67%	14.96%	—	—	12.80%	15.08%
SAST 2002-3	11/8/2002	$699,818	$692,255	70.07%	8.60%	8.57%	—	—	—	—	8.65%	4.32%
December 31, 2001
SAST 2001-2	8/2/2001	$650,410	$625,563	82.61%	9.79%	10.02%	7.75%	12.98%	7.75%	12.98%	7.86%	13.24%
SAST 2001-3	10/11/2001	$699,999	$692,397	81.26%	10.03%	9.72%	—	—	—	—	—	—

(1)

The constant prepayment rate (CPR) means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

(2)	Life-to-date.

Mortgage Loan Production Operations

          Overview

          Our subsidiaries originate or purchase mortgage loans through our three separate production channels.  Further discussion of each mortgage loan production channel follows on pages 55 to 72.

          The following table sets forth selected information about our total loan production and purchases for the years ended December 31, 2002, 2001, and 2000.

	For the Year Ended December 31,

	2002 (1)	2001	2000

	($ in thousands)
Loan production	$2,484,074	$2,333,236	$2,088,503
Average principal balance per loan	$130	$112	$98
Number of loans originated	19,108	20,832	21,311
Combined weighted average initial LTV	78.59%	77.50%	77.46%
Percentage of first mortgage loans owner occupied	93.85%	95.54%	94.66%
Percentage with prepayment penalty	77.64%	83.46%	83.61%
Weighted average median credit score (2)	606	593	580
Percentage fixed rate mortgages	36.00%	46.45%	55.06%
Percentage adjustable rate mortgages	64.00%	53.55%	44.94%
Weighted average interest rate:
Fixed rate mortgages	8.78%	9.85%	10.98%
Adjustable rate mortgages	8.80%	9.93%	10.66%
Gross margin – adjustable rate mortgages (3)	5.56%	5.88%	6.20%

(1)	Amounts for 2002 include $188.6 million in called loans.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

          The following table highlights the net cost to produce loans for our total loan production  and purchases for the years ended December 31, 2002, 2001, and 2000.

	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001			For the Year Ended December 31, 2000

	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized

Fees collected (2) (3)	(90)	83	(7)	(69)	64	(5)	(40)	37	(3)
General and administrative production costs (2)(3)(4)	287	(87)	200	221	(72)	149	226	(72)	154
Premium paid (2)(3)	126	(126)	—	171	(171)	—	207	(207)	—

Net cost to produce (2)(3)	323	(130)	193	323	(179)	144	393	(242)	151

(1)

The Company defers certain non-refundable fees and certain direct costs associated with originating a loan in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.

(2)	Excludes costs related to purchases from pre-divestiture securitizations pursuant to clean-up call provisions of the securitization trusts.

(3)	In basis points.

(4)

The incurred column excludes corporate overhead costs of 107, 80, and 77 basis points, respectively, and includes depreciation expense.  Loan production figures used in this calculation are net of called loans.

Loan Production by Product Type

          The following table sets forth information about our loan production based on product type (ARMs and FRMs) for the years ended December 31, 2002, 2001, and 2000.

		For the Year Ended December 31,

Product Type		2002 (1)	2001	2000

ARMs	ARMs	2.06%	0.05%	0.14%
	2 year hybrids	35.67%	31.57%	22.48%
	3 year hybrids	25.90%	21.89%	22.29%
	5 year hybrids	0.37%	0.04%	0.03%

	Total ARMs	64.00%	53.55%	44.94%

FRMs	Fifteen year	4.52%	4.22%	4.57%
	Thirty year	22.55%	20.43%	16.51%
	Balloons	5.24%	19.70%	33.98%
	Other	3.69%	2.10%	—

	Total FRMs	36.00%	46.45%	55.06%

(1)	Includes all called loans.

Loan Production by Borrower Risk Classification

          The following table sets forth information about our loan production by borrower risk classification for the years ended December 31, 2002, 2001, and 2000.

	For the Year Ended December 31,

	2002 (2)	2001	2000

A+ Credit Loans (1)
Percentage of total purchases and originations	29.19%	17.95%	6.63%
Combined weighted average initial LTV	78.73%	73.93%	77.46%
Weighted average median credit score	660	676	648
Weighted average interest rate:
FRMs	7.90%	7.95%	9.49%
ARMs	7.64%	8.41%	9.85%
Gross margin – ARMs	4.77%	4.87%	4.90%
A Credit Loans (1)
Percentage of total purchases and originations	24.56%	18.51%	11.19%
Combined weighted average initial LTV	79.35%	79.85%	79.63%
Weighted average median credit score	613	619	620
Weighted average interest rate:
FRMs	8.91%	9.68%	10.46%
ARMs	8.14%	8.95%	10.09%
Gross margin – ARMs	5.06%	5.20%	5.24%
A- Credit Loans (1)
Percentage of total purchases and originations	29.28%	35.66%	40.92%
Combined weighted average initial LTV	80.39%	81.09%	80.41%
Weighted average median credit score	579	578	590
Weighted average interest rate:
FRMs	9.43%	10.33%	10.83%
ARMs	9.06%	9.77%	10.32%
Gross margin – ARMs	5.76%	5.75%	5.95%
B Credit Loans (1)
Percentage of total purchases and originations	11.08%	16.58%	23.05%
Combined weighted average initial LTV	75.88%	76.53%	76.81%
Weighted average median credit score	554	547	556
Weighted average interest rate:
FRMs	10.35%	11.23%	11.32%
ARMs	9.90%	10.57%	10.69%
Gross margin – ARMs	6.46%	6.42%	6.32%
C Credit Loans (1)
Percentage of total purchases and originations	4.91%	9.34%	14.43%
Combined weighted average initial LTV	71.74%	71.45%	72.46%
Weighted average median credit score	535	531	539
Weighted average interest rate:
FRMs	11.52%	12.40%	12.27%
ARMs	10.86%	11.58%	11.33%
Gross margin – ARMs	6.80%	6.92%	6.75%
D Credit Loans (1)
Percentage of total purchases and originations	0.98%	1.96%	3.78%
Combined weighted average initial LTV	60.20%	59.90%	62.20%
Weighted average median credit score	537	529	539
Weighted average interest rate:
FRMs	12.20%	13.12%	13.49%
ARMs	11.78%	12.48%	12.26%
Gross margin – ARMs	7.74%	7.59%	7.37%

(1)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(2)	Includes all called loans.

Loan Production by Income Documentation

          The following table sets forth information about our loan production based on income documentation for the years ended December 31, 2002, 2001, and 2000.

	For the Year Ended December 31,

	2002 (1)		2001		2000

Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score

Full documentation	72.68%	601	77.79%	590	76.00%	576
Limited documentation	6.47%	621	5.36%	607	6.41%	598
Stated income	20.59%	616	16.63%	602	17.11%	593
Other	0.26%	639	0.22%	613	0.48%	598

(1)	Includes all called loans.

Loan Production by Borrower Purpose

          The following table sets forth information about our loan production based on borrower purpose for the years ended December 31, 2002, 2001, and 2000.

	For the Year Ended December 31,

Borrower Purpose	2002 (1)	2001	2000

Cash-out refinance	69.89%	69.86%	59.49%
Purchase	20.32%	20.93%	29.94%
Rate or term refinance	9.79%	9.21%	10.57%

(1)	Includes all called loans.

Loan Production Based Upon the Borrower’s Credit Score

          The following table sets forth information about our loan production based on the borrower’s credit score for the years ended December 31, 2002, 2001, and 2000.

	For the Year Ended December 31,

Weighted Average Median Credit Score	2002 (2)	2001	2000

>700	6.79%	7.41%	3.22%
700 to 651	14.95%	11.73%	8.39%
650 to 601	29.02%	22.98%	21.55%
600 to 551	26.60%	26.55%	31.38%
550 to 501	18.93%	24.29%	27.41%
< 500	1.34%	6.19%	5.88%
Unavailable	2.37%	0.85%	2.17%
Weighted Average Median Credit Score (1)	606	593	580

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	Includes all called loans.

Geographic Distribution

          The following table sets forth the percentage of all loans originated or purchased by the Company by state for the periods shown.

	For the Year Ended December 31,

	2002	2001	2000

California	24.23%	22.88%	22.37%
Florida	7.83%	5.56%	5.38%
Virginia	5.39%	3.65%	2.80%
Georgia	5.28%	6.19%	4.19%
Texas	5.14%	3.21%	4.24%
Maryland	3.87%	1.69%	1.27%
New York	3.38%	3.43%	1.79%
New Jersey	3.38%	2.69%	2.63%
Pennsylvania	2.85%	3.15%	3.70%
Illinois	2.58%	3.78%	5.78%
Ohio	2.58%	4.38%	3.86%
Colorado	2.30%	3.20%	3.04%
Connecticut	2.09%	1.33%	2.16%
Arizona	2.06%	1.78%	2.35%
Massachusetts	2.00%	1.32%	0.90%
Washington	1.90%	2.10%	3.24%
Michigan	1.84%	4.30%	5.33%
Minnesota	1.72%	3.08%	2.07%
Missouri	1.67%	1.79%	1.72%
Oregon	1.64%	1.31%	1.64%
Indiana	1.57%	1.81%	2.40%
North Carolina	1.51%	1.47%	1.25%
Tennessee	1.45%	1.96%	2.01%
Other	11.74%	13.94%	13.88%

Total	100.00%	100.00%	100.00%

Securitization and Financing

          As a fundamental part of our present business and financing strategy, we securitize almost all of our mortgage loans.  From time to time, we may choose to sell loans rather than securitize them if we believe that market conditions present an opportunity to achieve a better return through such sales.  Since 1996, we have securitized approximately $13.2 billion of the loans we originated or purchased, and intend to continue accessing the asset-backed securitization market to provide long-term financing for our mortgage loans.  We generate earnings primarily from the net interest income and fees we record on the mortgage loans we originate and purchase, both before and after securitization.

          In a typical securitization, pools of mortgage loans, together with the right to receive all payments on the loans, are assembled and transferred to a trust.  The trust issues certificates that represent the right to receive a portion of the amounts collected on the loans each month.  Most of the trust certificates (referred to as “asset-backed securities”) are offered for sale to the public, with the remainder either privately placed or retained by the company sponsoring the securitization.  Many of the certificates are assigned ratings by rating agencies such as Moody’s, Standard & Poor’s, and Fitch.  The trust agreement creating the securitization trust establishes various classes of certificates, and assigns an order of rights to priority of payment to each class.  The trust agreement also provides for such administrative matters as the appointment of a trustee of the trust, the servicing of the mortgage loans, and the monthly distribution of funds and reports to the holders of the certificates.

          We finance loans initially under one of several different secured and committed warehouse financing facilities.  When the loans are later securitized, we receive proceeds from the securities issued by the securitization trust, and we use those proceeds to, among other uses, pay off the related warehouse financing.  Generally, as the company sponsoring the securitization, we are not legally obligated to make payments on the securities issued by the securitization trust, although under accounting principles generally accepted in the United States of America, (“GAAP”), applicable to our current portfolio-based accounting, such obligations are included as liabilities on our consolidated balance sheet.  We do, however, make certain customary representations and warranties to each securitization trust, which, if violated, could legally obligate us to repurchase some or all of the securitized loans from the trust.  The asset-backed securities issued by the securitization trust receive interest out of the interest collected on the securitized loans and pay down as the securitized loans pay off.

          Generally, the structure we employ in securitization transactions requires credit enhancement.  Overcollateralization is the method of credit enhancement that we have typically used; however, we may elect to use different or additional methods of credit enhancement, such as primary mortgage insurance, reserve funds, or other methods described in the prospectus filed with respect to our subsidiaries’ asset-backed securities.  By applying excess cash flow (mortgage interest income net of interest on the asset-backed securities, losses, and servicing fees) to pay down the asset-backed securities of the trust faster than the underlying mortgages, we are able to create any required overcollateralization.  Once the overcollateralization meets predetermined levels, we will begin to receive the excess cash flow from the mortgage loans in the trust.  Depending upon the structure of the asset-backed securities and the performance of the underlying loans, excess cash flow may not be distributed to us for 5 to 9 months or more.  These excess amounts are derived from, and are affected by, the interplay of several economic factors:

•	the extent to which the interest rates of the mortgage loans exceed the interest rates of the related asset-backed securities;

•	the creation of overcollateralization;

•	the level of loss and delinquencies experienced on the securitized mortgage loans; and

•	the extent to which the loans are prepaid by borrowers in advance of scheduled maturities.

          For federal income tax purposes, we will elect to treat each of our securitizations as one or more real estate mortgage investment conduits (“REMICs”).  As a result of this election, we will recognize taxable gain or loss upon the sale of asset-backed securities even though we will not recognize gain or loss on securitization of mortgage loans for financial reporting purposes.  For purposes of computing such gain or loss, we are required to allocate our tax basis in the mortgage loans contributed to the REMIC among the asset-backed securities issued by the REMIC, including any asset-backed securities we retain.  We recognize such taxable gain or loss only with respect to the asset-backed securities we sell, utilizing the value of the retained interest as a component of the gain.

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

          Our competitive position may be affected by fluctuations in interest rates and general economic conditions.  During periods of rising interest rates, competitors that have “locked in” low borrowing costs may have a competitive advantage.  During periods of declining interest rates, competitors may solicit our borrowers to refinance their loans.  During economic slowdowns or recessions, our borrowers may face new financial difficulties, which may result in increased defaults, and they may also be receptive to refinancing offers by our competitors.

          We believe that our competitive strengths are:

•	investment in technology to support operating efficiency, maintain credit decision consistency, and drive loss mitigation efforts;

•	a disciplined approach to underwriting and servicing sub-prime mortgage loans using sophisticated and integrated risk management techniques;

•	customer-focused processing and underwriting teams that are responsive to borrowers’ needs;

•	structuring our financings to qualify for on-balance sheet accounting as opposed to gain on sale accounting;

•	risk-based pricing using our historical performance databases to increase predictability of our returns; and

•	low cost funding and liquidity availability through the asset-backed securities market.

We believe these strengths enable us to produce higher-quality, better performing loans than our competitors.

Regulation

          The mortgage lending industry is highly regulated. Our business is subject to extensive regulation and supervision by various federal, state, and local government authorities. As of December 31, 2002, we were licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate first and second mortgages in 49 states.  We do not originate loans in the State of Alabama or the District of Columbia.

          Our mortgage lending and servicing activities are subject to the provisions of various federal and state statutes, including the Equal Credit Opportunity Act of 1974, as amended, the Federal Truth-in-Lending Act and Regulation Z promulgated thereunder, the Home Ownership and Equity Protection Act of 1994, the Fair Credit Reporting Act of 1970, as amended, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Gramm-Leach-Bliley privacy legislation,  applicable state and local law and the rules and regulations of various federal, state, and local regulatory agencies in connection with originating, purchasing, processing, underwriting, securitizing, and servicing mortgage loans. These rules and regulations, among other things:

•	impose licensing obligations on us;

•	establish eligibility criteria for mortgage loans;

•	prohibit discrimination;

•

require us to devote substantial resources to loan-by-loan analysis of points, fees, benefits to borrowers, and other factors set forth in laws, which often differ depending on the state, and in some cases the city or county, in which the mortgaged property is located;

•	require us to adhere to certain procedures regarding credit reports and personal information on loan applicants;

•	regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances, and payment features;

•	mandate certain truth-in-lending and other disclosures and notices to borrowers; and
•	may fix maximum interest rates, fees, and mortgage loan amounts.

          We incur substantial costs in implementing and maintaining the procedures required in order for us to remain in compliance with these laws.  These costs have increased in recent years,

and are expected to continue to increase as a result of new laws passed by various states and localities designed to prevent what such laws generally describe as “predatory lending”.  Compliance with these laws is complex and loan intensive.  We have ceased doing business in certain jurisdictions in which we believe the compliance requirements cannot be assured, at a reasonable cost, with the degree of certainty that we require, and we may cease doing business in additional jurisdictions where we, or our counterparties, make similar determinations with respect to anti-predatory lending laws.  Failure to comply with legal requirements in jurisdictions where we do business can lead to, among other things, loss of approved licensing status, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, administrative enforcement actions, and civil and criminal penalties.

Employees

          We employed 1,077 employees as of December 31, 2002. None of our employees are represented by a union or covered by a collective bargaining agreement.

Executive Officers

          Our executive officers are as follows:

          Michael L. Sawyer, Age 46.  Mr. Sawyer is our Chief Executive Officer and a Director. He has served as Saxon Mortgage’s President since December 1998. Before being named President, Mr. Sawyer had served as a Director and our Senior Vice President of Underwriting since 1995. Before joining Saxon, Mr. Sawyer served as Vice President and Director of Conduit Funding for Household Financial Services from 1994 until 1995. From 1993 until 1994, Mr. Sawyer was general manager and director of correspondent lending for Novus Financial Corporation. From 1985 until 1993, Mr. Sawyer held various managerial positions for Ford Consumer Finance, including regional underwriting manager and manager of operations. Mr. Sawyer received his Bachelor’s degree in Liberal Arts from the University of Illinois, and received his Masters of Business Administration from the University of California, Irvine.

          Dennis G. Stowe, Age 42.  Mr. Stowe is our President, Chief Operating Officer, and a Director. He has served as President and Chief Executive Officer of Saxon Mortgage Services and Senior Vice President of Saxon Mortgage since 1994. Before joining Saxon Mortgage Services, Mr. Stowe was Vice President of Niagara Portfolio Management Corp. (Niagara), responsible for management and liquidation of Goldome Credit Corporation (GCC) pursuant to Niagara’s contract with the FDIC, serving as GCC’s Senior Vice President. Mr. Stowe received his Bachelors of Business Administration in Accounting with honors from the University of Texas at Arlington.

          Bradley D. Adams, Age 37.  Mr. Adams is our Executive Vice President of Capital Markets. Mr. Adams has served as Executive Vice President of Capital Markets of Saxon Capital since July 2002. Prior to this, Mr. Adams had served as Senior Vice President of Capital Markets of Saxon Mortgage since 1999 and has run our loan securitization program since 1996. Before joining Saxon in 1996, Mr. Adams was part of the portfolio management team at Resource Mortgage Capital, Inc., Saxon’s parent company at the time.  Mr. Adams has also held various positions in financial forecasting and management at Best Products Corporation, Hesa Educational Corp., and Growth Capital Corp. Mr. Adams received his Bachelor of Science degree in Finance, and his Master of Business Administration degree, from Virginia Commonwealth University.

          Robert B. Eastep, CPA, Age 39.  Mr. Eastep is our Senior Vice President, Principal Financial Officer and Chief Accounting Officer.  Mr. Eastep has served as Saxon’s Principal Financial Officer since June 2002 and as Saxon’s Senior Vice President and Chief Accounting Officer since October 2000.  Prior to this, Mr. Eastep had served as Saxon’s Vice President of Strategic Planning since January 2001 and Saxon’s Vice President and Controller since April 1999. Before joining Saxon, Mr. Eastep worked at Cadmus Communications, a printing company, as Director of Internal Audit from 1998 to 1999. Before that, Mr. Eastep served as Vice President-Finance for Central Fidelity Bank, NA (now a part of Wachovia Corporation), a commercial bank, from 1996 to 1998. Before 1996, Mr. Eastep was a Senior Manager at KPMG LLP, an international accounting firm. Mr. Eastep received his Bachelor of Science in Business Administration with honors from West Virginia University.  Mr. Eastep is a licensed Certified Public Accountant in the Commonwealth of Virginia.

          Bruce C. Morris, Age 57.  Mr. Morris is our Vice President of Quality Control. Mr. Morris has served as Saxon Mortgage’s Senior Vice President of Quality Control since 1998. Before joining us, Mr. Morris was a Senior Asset Manager for SMAI, Inc., an independent contract firm that managed the liquidation of failed financial institutions under contract with the RTC/Federal Deposit Insurance Corporation from 1993 to 1997. Before that, Mr. Morris held various senior management positions at Ritz-Cohen Joint Ventures and HomeFed Bank, SunBelt Savings FSB. Mr. Morris received his Bachelor of Business Administration degree in Finance and Economics from Stephen F. Austin University.

          Richard D. Shepherd, Age 49.  Mr. Shepherd is our Vice President, General Counsel, and Secretary. Mr. Shepherd has served as Vice President, General Counsel and Assistant Secretary of Saxon and Saxon Mortgage Services since 1997. Before being named Vice President and General Counsel, Mr. Shepherd served as Assistant General Counsel and Assistant Secretary of Saxon, Saxon Mortgage, Saxon Mortgage Services, and America’s MoneyLine. Before joining Saxon Mortgage and Saxon Mortgage Services in 1995, Mr. Shepherd was an attorney at Ragsdale, Beals, Hooper & Seigler and Robert Musselman and Associates, concentrating in real estate finance matters. Mr. Shepherd received his Bachelor of Arts degree in Liberal Arts from the University of Maryland, and received his Juris Doctor degree from the University of Virginia.

          David L. Dill, Age 39.  Mr. Dill is our Vice President of Servicing. Mr. Dill has served as Senior Vice President of Saxon Mortgage Services since August 1999, responsible for management of the Performing Asset Division including customer service, collections, and escrow administration. Mr. Dill joined Saxon Mortgage Services in 1998 as Vice President and Loss Mitigation Manager, responsible for outbound collection and loss mitigation activities on mortgage loans sixty or more days delinquent. Before joining Saxon Mortgage Services, Mr. Dill held various managerial positions at North Dallas Bank and Trust from 1985 to 1998, most recently as Vice President of Consumer Lending. Mr. Dill studied at North Lake Jr. College and has completed real estate lending courses and the Texas Bankers Association Consumer Lending School.

          James V. Smith, Age 44.  Mr. Smith is our Vice President and General Manager of our Wholesale Business Channel and has served in this capacity since February 2003.  Before joining Saxon, Mr. Smith was Executive Vice President and Chief Operating Officer of Origen Financial L.L.C.  From 1994 until 1995, Mr. Smith served as Assistant Vice President of Conduit Funding for Household Financial Services in Pomona, California.  From 1990 until 1994, Mr. Smith was Executive Vice President for Genesis Management Group in Atlanta, Georgia.  Mr. Smith served as Senior Vice President for Barclays American Financial from 1988 until 1990.  From 1979 until 1988, Mr. Smith held various managerial positions with Meritor Credit Corporation and Conseco Finance Corporation, including directing regional underwriting, operations, servicing, sales and business development functions.  Mr. Smith received his Bachelors of Business Administration in Finance from Georgia State University in Atlanta, Georgia.

          Frederick R. Elflein, Jr., Age 39.  Mr. Elflein is our Vice President and General Manager of our Retail Production. Mr. Elflein has served in this capacity since 1997. Before joining us, Mr. Elflein held various managerial positions at Household Finance Corporation from 1986 to 1997, most recently as Regional Vice President of the Western Sales Region. Mr. Elflein received his Bachelor of Arts degree from Creighton University.

          Jeffrey A. Haar, Age 36.  Mr. Haar is our Vice President and General Manager of our Correspondent Business Channel.  Before being named Senior Vice President, Mr. Haar had served as a Regional Account Manager for Saxon since 1997.  Before joining Saxon, Mr. Haar was Senior Vice President of Indy Mac’s Correspondent Lending Division from 1996 to 1997 and National Account Manager from 1993 to 1996.  Prior to these positions, Mr. Haar was a Retail Loan Officer for First Pacific Mortgage and Commerce Security Bank from 1990 to 1993.  Mr. Haar received his Bachelor of Business Administration in Finance from the University of Toledo.

Risk Factors

          You should carefully consider the risks described below. If any of the following risks actually occurs, our business, financial condition, liquidity and results of operations could suffer. You should also refer to the other information contained in this report, including our consolidated financial statements and the related notes.

If we do not successfully implement our growth strategy, our financial performance could be harmed.

          We have experienced rapid growth, that has placed, and will continue to place, certain pressures on our infrastructure. To maintain this level of growth, we may require additional capital and other resources beyond what we currently have. We cannot assure you that we will be able to: (1) meet our capital needs,  (2) expand our systems effectively; (3) optimally allocate our human resources; (4) identify and hire qualified employees; (5) satisfactorily perform our production, servicing and securitization functions; or (6) effectively incorporate the components of any businesses that we may acquire in our effort to achieve growth. Our failure to manage this growth effectively could significantly harm our results of operations, financial condition, and business prospects.

A prolonged economic slowdown or a lengthy or severe recession could harm our operations.

          The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased demand for consumer credit and declining real estate values.  We make a substantial number of loans to credit-impaired borrowers and rates of delinquencies, foreclosures, and losses on these loans could be higher during economic slowdowns. In addition, declining real estate values reduce the ability for borrowers to use home equity to support borrowings because they negatively affect loan-to-value ratios of the home equity collateral. Any sustained period of increased delinquencies, foreclosures, or losses could adversely affect our ability to originate, purchase, and securitize loans, which could significantly harm our cash flow, results of operations, financial condition and business prospects.

          We cannot be certain that we will continue to generate positive cash flows from our operations, as this can be impacted by several issues, including a prolonged economic slowdown, recession, fluctuations in interest rates, and management’s short-term and long-term strategic planning.

We are subject to liquidity risks because we are dependent on financing facilities and securitizations.

          Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms. The availability of these financing sources depends to some extent on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. During volatile times in the capital markets, access to warehouse financing has been severely constricted. If we are unable to extend or replace any of these facilities, we will have to curtail our loan production activities and/or sell a substantial portion of our loan production, which would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

          We rely, and we expect to continue to rely, upon our ability to securitize our mortgage loans to generate cash for repayment of short-term credit and warehouse facilities, and to finance mortgage loans for the remainder of each mortgage loan’s life. We cannot assure you, however, that we will continue to be successful in securitizing mortgage loans that we accumulate. Our ability to complete securitizations of our loans at favorable prices or at all will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the availability of credit enhancement on acceptable economic terms or at all, and the performance of our portfolio of securitized loans.

          If it is not possible or economical for us to complete a securitization at optimal points in time, we may exceed our capacity under our warehouse financing.  This could require us to sell the accumulated loans at a time when the market value of the loans is low, and potentially to incur a loss on the sale transaction.  If we cannot generate sufficient liquidity upon any such sale, we will be unable to continue our operations, grow our loan portfolio, and maintain our hedging policy.

We face additional risks by securitizing our loans.

          The use of securitizations with overcollateralization requirements may have a negative impact on our cash flow.

          Our securitization trusts generally provide that, if certain delinquencies and/or losses exceed certain levels (which vary among the securitization trusts), as established by the applicable rating agencies (or the financial guaranty insurer, if applicable), the required level of overcollateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies did not exceed such levels.  Other tests (based on delinquency levels or other criteria) may restrict our ability to receive excess cash flow from a securitization transaction.  We cannot assure that the performance tests will be satisfied.  Nor can we assure, in advance of completing negotiations with the rating agencies or other key transaction parties, the actual terms of such delinquency tests, overcollateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net excess income to us.  Failure to negotiate such terms on a favorable basis may materially and adversely affect the availability of net excess income to us.

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

          Even though we record net interest income as a result of excess amounts we receive in our securitizations, we may not have the right to use this cash flow. To the extent we are unable to use these amounts to fund our current business operations, we will be required to seek other sources for our financing needs.

          Our servicing rights may be terminated if we fail to satisfactorily perform our servicing obligations.

          We retain servicing rights upon the securitization of a pool of mortgage loans, and also provide mortgage loan servicing for third parties. Currently 53.7% of the mortgage loans principal balances we service are owned by third parties, including servicing rights pertaining to loans in other securitizations. Our servicing rights may be terminated upon the occurrence of certain events, generally if delinquencies or losses on the pool of loans in a particular securitization exceed prescribed levels for an extended period of time.  For seven securitizations that we have servicing rights, delinquencies and losses currently exceed the prescribed levels.  If the level of delinquencies or losses is not reduced, our servicing rights may be subject to termination.

We may be required to repurchase mortgage loans that we have securitized or sold, or to indemnify holders of our asset-backed securities.

          If any of the mortgage loans do not comply with the representations and warranties that we make in connection with a securitization or loan sale, we may be required to repurchase those loans and replace them with substitute loans.  If this occurs, we may have to bear any associated losses directly.  In addition, in the case of loans that we have sold instead of securitized, we may be required to indemnify persons for losses or expenses incurred as a result of a breach. Repurchased loans typically are financed at a steep discount to the repurchase price, if at all. Any significant repurchases or indemnifications could significantly harm our cash flow and results of operations.

Our credit and warehouse facilities are subject to margin calls based on the facility providers’ opinion of the value of our mortgage loans as collateral.

          Our credit and warehouse facilities generally provide that the facility creditor may reevaluate the current market value of our mortgage loans serving as collateral for new or outstanding borrowings at any time, and if the creditor determines that the market value of the collateral supporting outstanding borrowings has declined, the creditor may require that we immediately repay a portion of outstanding borrowings or provide additional loan collateral. Any such margin call could significantly harm our cash flow, results of operations, financial condition and business prospects.

We are subject to substantial risks associated with lending to lower credit grade borrowers.

          We specialize in originating, purchasing, securitizing, and servicing mortgage loans to credit-impaired borrowers and borrowers that have lower credit grades.  Loans to lower credit grade borrowers generally have higher-than-average delinquency, default and loss rates than prime mortgage loans. Because we do not utilize gain-on-sale accounting for our securitizations, loan delinquencies and defaults can cause reductions in our interest income and adversely affect our operating results, both with respect to unsecuritized loans, as well as loans that we have securitized.  If loan delinquencies and losses exceed expected levels, the fair market value of the mortgage loans held for investment and as collateral for warehouse borrowings, and the loan servicing-related assets on our consolidated balance sheet, may be adversely affected.  If delinquencies and losses are greater than we expect, our ability to obtain financing and continue to securitize loans on attractive terms may be adversely affected.  If we underestimate the extent of losses that our loans incur, or the reserves that we establish for such losses are insufficient, then our income and results of operations will be adversely impacted.

          We cannot be certain that our underwriting criteria or collection methods will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers.   If we are unable to mitigate these risks, our cash flows, results of operations and financial condition could be harmed.

We are subject to regulatory, legislative and litigation risks.

          The nationwide scope of our originations exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state and local levels.

          Because we originate loans nationwide, we must comply with the laws and regulations, as well as judicial and administrative decisions, of all relevant jurisdictions, as well as an extensive body of federal laws and regulations. See “Business – Regulation.”  The volume of new or modified laws and regulations has increased in recent years, and, in addition, individual municipalities have begun to enact laws that restrict loan origination activities, and in some cases loan servicing activities, in those municipalities. The laws and regulations of each of these jurisdictions are different, complex and, in some cases, in direct conflict with each other. As our operations continue to grow, it may be more difficult to comprehensively identify, to accurately interpret and to properly program our technology systems and effectively train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations.

          Our failure to comply with these laws can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of state licenses or other approved status required for continued lending and servicing operations;

•	legal defenses causing delaying or otherwise adversely affecting the servicer’s ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	class action lawsuits; and

•	administrative enforcement actions.

          New legislation may restrict our ability to make loans, negatively impeding our revenues.

          In recent years, several federal, state and local laws, rules and regulations have been adopted, or are under consideration, that are intended to eliminate so-called “predatory” lending practices. Many of these laws and rules extend beyond curbing predatory lending to restricting commonly accepted lending activities and would impose additional costly and burdensome compliance requirements on us.  These laws, rules and regulations impose certain restrictions on loans on which certain points and fees or the annual percentage rate (“APR”) exceeds specified thresholds. Some of these restrictions expose a lender to risks of litigation and regulatory sanction no matter how carefully a loan is underwritten. In addition, an increasing number of these laws, rules and regulations seek to impose liability for violations on purchasers of loans, regardless of whether a purchaser knew of or participated in the violation.

          Although it is against our policy to engage in predatory lending practices, we have generally avoided originating loans that exceed the APR or “points and fees” thresholds of these laws, rules and regulations, except in the relatively small number of states whose laws relating to “points and fees” thresholds allow, in our judgment, these loans to be made within our strict legal compliance standards. In addition, the companies that buy our loans and/or provide financing for our loan production operations may not want, and are not contractually required, to buy or finance such loans. The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do make. In addition, the difficulty of managing the compliance risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for subprime loans. These laws, rules and regulations have increased our cost of doing business as we have been required to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. If we decide to relax further our self-imposed restrictions on originating and purchasing loans subject to these laws, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules and regulations, including demands for indemnification or loan repurchases from our lenders and loan purchasers, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions.  Any of the foregoing could significantly harm our business, cash flow, financial condition, liquidity and results of operations.

          We and our subsidiaries are from time to time engaged in various lawsuits, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we may have a number of unresolved claims pending.

          While we intend to vigorously defend any such lawsuits, it is possible that an adverse outcome in any potential litigation matters could subject us to significant monetary damages and this amount could be material to our financial position.

Interest rate levels and fluctuations may adversely affect our earnings.

          Our profitability may be directly affected by the level of, and fluctuations in, interest rates, in various ways, including:

•	Causing the variable interest rates that we pay to finance our operations to rise above the fixed, or more restricted rates of interest we collect on our loans;

•	Reducing overall demand for mortgage loans, and accordingly reducing our production of new loans;

•	Reducing the value of loans and servicing assets on our consolidated balance sheet;

•

Causing the variable rate of interest on securities issued in securitizations to be higher than the rate of interest of certain hybrid loans in the securitization pools that pay a fixed rate of interest; and

•	Causing prepayment speeds to increase, adversely impacting our interest income

Our mortgage assets are susceptible to prepayment risk.

          Prepayment rates on mortgage loans vary from time to time and may cause changes in the amount of our net interest income. Prepayments tend to increase during periods of declining interest rates. We seek to minimize prepayment risk through a variety of means, including structuring a diversified portfolio with a variety of prepayment characteristics, and originating a significant portion of loans containing prepayment penalties with terms of two to three years. No strategy, however, can completely insulate us from prepayment risks, whether arising from the effects of interest rate changes or otherwise.

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

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

If many of our borrowers become subject to the Soldiers’ and Sailors’ Civil Relief Act of 1940, our cash flows and interest income may be adversely affected.

          Under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her mortgage loan generally may not be charged interest above an annual rate of 6%, and is restricted from exercising certain enforcement remedies, during the period of the borrower’s active duty status.  The Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan.  A significant mobilization by the U.S. Armed Forces could increase the number of our borrowers who are subject to this Act, thereby reducing our cash flow and the interest payments collected from those borrowers, and in the event of default, delaying or preventing us from exercising the remedies for default that otherwise would be available to us.

We may be subject to environmental risks

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

We are dependent on brokers and correspondent lenders for 72% of our loan production.

          We depend, to a large extent, on brokers and correspondent lenders for our originations and purchases of mortgage loans. Moreover, our total loan purchases from correspondent lenders, historically, have been highly concentrated. Our top three correspondent lenders accounted for approximately 36% of our correspondent loan volume and 10% of our total volume for the year ended December 31, 2002. Our brokers and correspondent lenders are not contractually obligated to do business with us. Further, our competitors also have relationships with our brokers and correspondent lenders, and actively compete with us in our efforts to expand our broker and correspondent networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker and correspondent networks which could negatively impact the volume and pricing of our loans, which could have a material adverse effect on our results of operations.

We face intense competition that could adversely affect our market share and revenues.

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

          The intense competition in the non-conforming mortgage market has also led to rapid technological developments, evolving industry standards, and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail structure and information systems to compete effectively. Our inability to continue developing a successful Internet operation, or to adapt to other technological changes in the industry, could have a material adverse effect on our business.

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

Some provisions of our charter and bylaws may deter takeover attempts, which may limit the opportunity of our stockholders to sell their shares at a favorable price.

          Some of the provisions of our charter and bylaws could make it more difficult for a third party to acquire us, even if doing so might be beneficial to our stockholders by providing them with the opportunity to sell their shares at a premium to the then market price.

          These provisions include the existence of a classified board of directors and the ability of our board of directors to issue up to 1,000,000 shares of preferred stock, the terms of which may be determined by the board at the time of issuance without further action by stockholders. These terms of such preferred stock may include voting rights, including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. No shares of preferred stock are currently outstanding and we have no present plans for the issuance of any preferred stock. The issuance of any preferred stock, however, could materially adversely affect the rights of holders of our common stock, and therefore could reduce its value. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of the board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it more costly to acquire or effect a change in control, thereby preserving the current stockholders’ control.

          Our bylaws contain provisions regulating the introduction of business at annual stockholders’ meetings by anyone other than the board of directors.

Possible Volatility of Stock Price; Effect of Future Offerings on Market Price of Common Stock.

          The market price of our common stock may experience fluctuations that are unrelated to our operating performance.  In particular, the price of the common stock may be affected by general market price movements as well as developments specifically related to the consumer finance industry and the financial services sector such as, among other things, interest rate movements, quarterly variations or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the consumer finance industry.  This volatility may make it difficult for us to access the capital markets through offerings of common stock, regardless of our financial performance.

Significant future sales of our common stock could have an adverse effect on the market for our common stock.

          Our common stock is traded on the Nasdaq National Market under the symbol “SAXN”. The development and maintenance of an active public trading market depends, however, upon the existence of willing buyers and sellers, the presence of which is beyond our control or the control of any market maker. While we are a publicly traded company, the volume of trading activity in our stock is relatively limited. Even if a more active market develops, there can be no assurance that such a market will continue, or that our stockholders will be able to sell their shares at or above the offering price. 32,463,100 shares of our common stock are covered by a  resale registration statement that became effective in January 2002 and some of these shares have not yet been sold. These remaining registered shares can be freely sold from time to time in the market. The market price of our common stock could drop significantly if stockholders sell or are perceived by the market as intending to sell large blocks of our shares.

Item 2.     Properties

          As of March 2003, our principal executive headquarters is located at 4860 Cox Road, Suite 300, in Glen Allen, VA and contains 32,640 square feet.  Our principal mortgage loan origination headquarters is located at 4880 Cox Road in Glen Allen, VA and contains 59,948 square feet.  Our principal mortgage loan servicing headquarters is located at 4708 Mercantile Drive, Fort Worth, TX and contains approximately 60,000 square feet.  The leases for these premises expire on June 30, 2008, July 31, 2005 and September 30, 2009, respectively.  We lease property in the following metropolitan areas as of December 31, 2002: Phoenix, AZ; Foothill Ranch, CA; Denver, CO; Milford, CT; Ft. Lauderdale, FL; Tampa, FL; Atlanta, GA; Oakbrook Terrace, IL; Kansas City, KS; New Orleans, LA; Livonia, MI; Greenbelt, MD; Las Vegas, NV; Raleigh, NC; Cherry Hill, NJ; Buffalo, NY; Portland, OR; Nashville, TN; Dallas, TX; and Richmond, VA.  We lease property in the following metropolitan areas as of February 28, 2003:  Indianapolis, IN and Pittsburgh, PA.  We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business.  We also own a condominium unit in Glen Allen, VA that is used for temporary corporate housing.

Item 3.     Legal Proceedings

          Because we are subject to many consumer protection laws, we are regularly involved in numerous lawsuits filed against us by borrowers, some of which seek certification as class action lawsuits on behalf of similarly situated borrowers.  If class actions are certified and there is an adverse outcome or we do not otherwise prevail in the following matters, we could suffer material losses, although we intend to vigorously defend these lawsuits.

          Paul Graham, et al. v. America’s MoneyLine, Inc. is a Collective Action Complaint filed under the Federal Fair Labor Standards Act (“FLSA”) filed on January 30, 2003 in the United States District Court, Central District of California as Case No. 03-0098.  The suit alleges that loan officers who routinely worked over 40 hours per week were denied overtime compensation in violation of the FLSA.  The plaintiffs seek unpaid wages at the overtime rate, an equal amount in liquidated damages, costs and attorneys fees.  Under the FLSA, persons must take steps to affirmatively opt in to the proceeding in order to participate as plaintiffs.  At this time, we cannot predict the number of loan officers and former loan officers that will opt into the proceeding, nor can we predict the outcome of this matter with respect to those who do opt in as parties.

          Josephine Coleman v. America’s MoneyLine, Inc. (“AML”) is a class action filed on November 19, 2002 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, as Case No. 02L1557. The suit alleges that AML charged the plaintiff a courier fee in connection with the closing of her loan that that was not properly collected or disclosed, constituting violation of the Illinois Consumer Fraud Act and unjust enrichment as to the plaintiff and a similarly situated class of borrowers. The suit seeks damages, with interest, and costs and attorneys fees. At this time, we cannot predict the outcome of this matter.

          Margarita Barbosa, et al. v. Saxon Mortgage Services, Inc. (“SMSI”) and others, is a class action filed in the United States District Court for the Northern District of Illinois, Eastern Divisionas Case No. 02C6323. The suit alleges that SMSI unlawfully collected prepayment penalties on loans that had been accelerated, constituting violation of the federal Fair Debt Collection Practices Act,  Illinois laws, and breach of contract.  The suit seeks damages, with interest, and costs and attorneys fees. At this time, we cannot predict the outcome of this matter.

          Shirley Hagan v. Concept Mortgage Corp., Saxon Mortgage, Inc. (“SMI”) and others. is a class action filed in the Circuit Court of Wayne County, Michigan.  The suit alleges that the defendant mortgage companies, including SMI violated the Home Ownership and Equity Protection Act, the Truth in Lending Act, and the Real Estate Settlement Procedures Act with respect to the fees and interest rate charged to plaintiff and the related loan disclosures, in connection with the plaintiff’s loan and the loans of a similarly situated class of borrowers.  The suit seeks rescission of the affected loans, damages with interest, and costs and attorneys fees.  As of March 18, 2003 SMI had not been served with process in this case.  At this time we cannot predict the outcome of this matter.

          Because the nature of our business involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, we are subject to various other legal proceedings in the ordinary course of business. We do not believe that the resolution of these lawsuits, individually or in the aggregate, will have a material adverse effect on our business, cash flow, financial position or our results of operations.

Item 4.     Submission of Matters to a Vote of Stockholders

          None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

          Our common stock has been listed for trading on the Nasdaq National Market under the symbol “SAXN” since January 16, 2002.  Prior to that time, including during the period covered by this report, there was no public market for our common stock.  On March 19, 2003, the last reported price of our common stock on the Nasdaq National Market was $12.37 per share.  Based upon information supplied to us by the registrar and transfer agent for our common stock, the number of common stockholders of record on March 19, 2003 was 2,269, not including beneficial owners in nominee or street name. We believe that a significant number of shares of our common stock are held in nominee name for beneficial owners.  The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the Nasdaq National Market.

	2002

	High	Low

First quarter (1)	$15.22	$10.50
Second quarter	$17.03	$14.00
Third quarter	$16.15	$10.27
Fourth quarter	$13.50	$8.15

(1)	Data for the first quarter 2002 is for the period January 16, 2002, the date our common stock began trading on Nasdaq, through March 31, 2002.

          We have never declared or paid any cash dividends on our common stock.  We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.  In addition, we are prohibited from paying dividends and making distributions under certain of our credit facilities without the prior approval of our lenders.

Ongoing Registered Offering

          Pursuant to the registration rights agreement related to our 144A Offering, we filed a Shelf Registration Statement on Form S-1 (Registration Statement No. 333-71052) that was declared effective by the SEC on January 15, 2002.  We registered for resale a total of 32,463,100 shares of our common stock, including 50,000 shares owned by certain senior executives and 4,413,000 shares of common stock that may be issued to certain of the selling stockholders upon exercise of options and warrants.  All of these shares were registered at our expense for sale by selling stockholders and may be sold by them from time to time on an ongoing basis.  We have not received (and will not receive in the future) any proceeds from the sale of common stock by the selling stockholders.  Through December 31, 2002, we have incurred expenses in connection with the offering totaling approximately $3.5 million.

Item 6.     Selected Financial Data

          The following selected financial data as of December 31, 2000, and 1999, for the period January 1, 2001 to July 5, 2001, and for the years ended December 31, 2000, 1999, and 1998 have been derived from SCI Services, Inc.’s (“Predecessor”) consolidated financial statements, which have been audited.  The selected financial data as of December 31, 1998 has been derived from the Predecessor’s consolidated financial statements, which have been audited by our independent auditors.

          The following selected financial data for Saxon Capital, Inc. for the year ended December 31, 2002, the period July 6, 2001 to December 31, 2001, and as of December 31, 2002 and 2001 have been derived from our consolidated financial statements, which have been audited by our independent auditors, and are included elsewhere herein.

          You should read the information below along with all other financial information and analysis presented in this Annual Report, including the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere herein.

          Historically, we sold our mortgage loans, while retaining certain residual interests, through securitizations structured as sales, with a corresponding one-time recognition of gain or loss, under GAAP.  Since July 6, 2001, we structure our securitizations as financing transactions.  These securitizations do not meet the qualifying special purpose entity criteria under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us; also we as servicer, subject to applicable contractual provisions, have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization, the mortgage loans remain on our consolidated balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, and do not recognize a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the actual receipt of cash payments, and is expected to decrease our earnings volatility compared to those companies that structure their securitizations as sale transactions for GAAP purposes. This change may significantly impact our future results of operations compared to our results for periods prior to July 6, 2001.  Therefore, Predecessor’s and Saxon Capital, Inc.’s historical results and management’s discussion of such results may not be indicative of our future results.

	Saxon Capital, Inc. (1)		SCI Services, Inc. (Predecessor)

	December 31,		December 31,

	2002	2001	2000	1999	1998

	($ in thousands)
Balance Sheet Data:
Mortgage loan portfolio, net	$3,572,246	$1,702,481	$103,954	$121,445	$137,709
Interest-only residual assets	—	—	298,415	346,675	281,898
Mortgage servicing rights, net	24,971	33,847	47,834	40,416	34,523
Servicing related advances (2)	102,558	101,645	30,847	28,735	15,735
Total assets	4,163,162	1,899,349	572,408	640,432	600,321
Warehouse financing	474,442	283,370	88,225	110,465	137,123
Securitization financing	3,347,251	1,326,660	—	—	—
Total liabilities	3,876,816	1,647,351	228,871	294,775	311,410
Stockholders’ equity	286,346	251,998	343,537	345,657	288,927

	Saxon Capital, Inc. (1)		SCI Services, Inc. (Predecessor)

	Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	Year Ended December 31,

				2000	1999	1998

	($ in thousands)
Operating Data:
Interest income	$214,063	$50,328	$15,331	$34,444	$45,818	$35,794
Interest expense	(87,068)	(23,457)	(11,524)	(24,875)	(21,342)	(18,817)

Net interest income	126,995	26,871	3,807	9,569	24,476	16,977
Provision for mortgage loan losses	(28,117)	(11,861)	(8,423)	(6,403)	(9,107)	(4,363)

Net interest income after provision for mortgage loan losses	98,878	15,010	(4,616)	3,166	15,369	12,614
Gain on sale of mortgage assets	365	—	32,892	79,234	98,369	76,277
Servicing income, net of amortization	35,260	12,213	16,670	23,677	15,984	10,237

Total net revenues	134,503	27,223	44,946	106,077	129,722	99,128
General and administrative, payroll and other expenses	90,293	37,467	43,798	70,236	63,538	51,116
Impairment of assets, net	—	—	7,301	108,445	8,308	28,596
Impairment of predecessor goodwill	—	—	44,963	—	—	—

Total expenses	90,293	37,467	96,062	178,681	71,846	79,712

Income (loss) before taxes	44,210	(10,244)	(51,116)	(72,604)	57,876	19,416
Income tax expense (benefit)	16,833	(3,957)	(21,609)	(24,084)	21,228	7,398

Net income (loss)	$27,377	$(6,287)	$(29,507)	$(48,520)	$36,648	$12,018

Basic earnings per common share (3)	$0.97	$(0.22)	$(1.05)	$(1.73)	$1.31	$0.43
Average common shares outstanding (basic)	28,103,695	28,050,100	28,050,100	28,050,100	28,050,100	28,050,100
Diluted earnings per common share (3)	$0.94	$(0.22)	$(1.05)	$(1.73)	$1.31	$0.43
Average common shares outstanding (diluted)	29,165,184	28,050,100	28,050,100	28,050,100	28,050,100	28,050,100

	Saxon Capital, Inc.(1)		SCI Services, Inc. (Predecessor)

	Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001
				Year Ended December 31,

				2000	1999	1998

	($ in thousands)
Other Data:
Total mortgage loan production (4)	$2,484,074	$1,112,661	$1,220,575	$2,088,503	$2,234,512	$2,137,958
Wholesale production (4)	1,034,278	501,780	463,607	712,746	1,011,652	801,634
Retail originations (4)	645,949	252,819	194,703	233,753	174,611	106,544
Correspondent production (4)	615,288	358,062	562,265	1,142,004	1,048,249	1,229,780
Called loans (4)(5)	188,559	—	—	—	—	—
Mortgage loans securitized	2,204,816	1,352,698	661,456	2,098,659	2,679,556	2,349,035
Total serviced assets at period end	7,575,560	6,355,304	6,286,078	5,588,598	4,803,812	3,578,946
Average principal balance per loan serviced at period end	$109	$96	$95	$93	$100	$104
Number of retail branches at period end	20	17	16	16	14	14
Average number of wholesale account executives (6)	121	106	105	107	115	91
Ratios:
Average equity to average assets	8.9%	15.4%	36.9%	56.8%	51.1%	50.1%
Return on average equity (7)	10.2%	(6.0)%	(23.2)%	(14.1)%	11.6%	4.8%
Return on average assets (7)	0.9%	(0.9)%	(8.6)%	(8.0)%	5.9%	2.4%
Operating expenses as a percentage of total serviced assets (7)	1.2%	1.2%	1.4%	1.3%	1.3%	1.4%
Asset Quality Data
(Serviced Portfolio):
Total seriously delinquent including real estate owned (8)	11.3%	12.0%	N/A	10.1%	8.0%	6.3%
Total seriously delinquent excluding real estate owned	9.7%	10.2%	N/A	8.7%	6.9%	5.4%
Annual losses on serviced portfolio as a percentage of total serviced assets	1.5%	1.3%	N/A	0.8%	0.7%	0.4%
Asset Quality Data
(Saxon Capital, Inc. Portfolio):
Total seriously delinquent including real estate owned (8)	7.1%	3.8%	—	—	—	—
Total seriously delinquent excluding real estate owned	6.4%	3.6%	—	—	—	—
Annual losses on serviced portfolio as a percentage of total serviced assets	0.2%	—	—	—	—	—

(1)	We acquired all of the issued and outstanding capital stock of Predecessor from Dominion Capital on July 6, 2001.
(2)	During 2001, we changed our presentation of recording advances and recoveries from the securitizations from a net basis to a gross basis.
(3)	Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued as of July 6, 2001 were outstanding for all periods presented.
(4)	Principal balances only.
(5)

Called loans occur upon exercise of the clean-up call option by us, as servicer or master servicer, of the securitized pools of Predecessor for which Dominion Capital retained residual interests.  In some cases the rights to exercise the call option, as well as the pool of called loans, may be owned by an unaffiliated third party. With respect to 2002, the clean-up call options in some instances were held by us and in others were held by Dominion Capital.
(6)	Includes area and regional sales management positions.
(7)	Data for incomplete years have been annualized.
(8)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.
(9)

The constant prepayment rate (CPR) means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

N/A	Information not available.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Management’s discussion and analysis of financial condition and results of operations contained within this Annual Report is more clearly understood when read in conjunction with our consolidated financial statements and the related notes. The notes to the consolidated financial statements provide information about us and the basis of presentation used in this Annual Report.

Acquisition of SCI Services, Inc.

          We purchased all of the issued and outstanding shares of capital stock of SCI Services, Inc., our predecessor, from Dominion Capital on July 6, 2001. We accounted for the acquisition as a purchase in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, (SFAS No. 141). We purchased SCI Services for $170.3 million, which was a price equal to SCI Services’ net tangible book value as of July 5, 2001, adjusted to take into effect the distribution of assets and liabilities by SCI Services to Dominion Capital described below that we did not purchase, plus a premium of $11.7 million primarily related to unsecuritized mortgage loans.  The aggregate purchase price was paid in the form of a $25 million five-year senior subordinated promissory note, which accrues interest at 8% annually, and the remainder was paid in cash.  We did not purchase any of SCI Services’ historical goodwill or tax liabilities, or any of the interest-only residual assets and related hedges, or subordinate bonds SCI Services retained in securitizations that occurred before our purchase. SCI Services distributed these assets and liabilities to Dominion Capital immediately before the closing.

          Historical results on or prior to July 5, 2001 are those of SCI Services, Inc. (“Predecessor”) and results subsequent to July 5, 2001 are those of Saxon Capital, Inc. (“Successor”).  For the purpose of management’s discussion and analysis, we have combined the results of Saxon Capital, Inc. and SCI Services, Inc. and unless the context requires otherwise, reference to “we,” “us” and “our” refer to the combined results of Saxon Capital, Inc. and SCI Services, Inc. See “—Consolidated Results—Comparability of Saxon Capital, Inc. and SCI Services, Inc.”

General

          Initially, we finance each of our mortgage loans under one or more of several different secured and committed warehouse financing facilities.  We then securitize our mortgage loans and pay off the associated warehouse borrowings.  Prior to July 6, 2001, our securitizations were structured as a sale of the loans, with a corresponding one-time recognition of gain or loss, under GAAP. As a result of this accounting treatment, the mortgage loans were removed from our balance sheet except for certain residual interests retained in our securitizations.  Since May 1996, we have securitized approximately $13.2 billion in mortgage loans through our securitization program. Since July 6, 2001, we structure our securitizations as financing transactions. These securitizations do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us; also as servicer, subject to applicable contractual provisions, we have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization, the mortgage loans remain on our consolidated balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. We now record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This change to “portfolio-based” accounting has and will continue to significantly impact our future results of operations compared to our historical results. Therefore, our historical results for periods prior to July 6, 2001 and management’s discussion of such results may not be indicative of our future results. This accounting treatment, however, more closely matches the recognition of income with the actual receipt of cash payments on individual loans, and is expected to decrease our earnings volatility compared to structuring securitizations as sales for GAAP purposes.

Critical Accounting Policies

          Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

          We believe the following represent our critical accounting policies and are discussed in detail below:

•	Allowance for Loan Loss;

•	Mortgage Servicing Rights Valuation;

•	Hedging; and

•	Accounting for Income Taxes.

Allowance  for Loan Loss

          The allowance for loan loss is established through the provision for loan losses, which is charged to earnings on a monthly basis.  The accounting estimate of the allowance for loan loss is considered a critical accounting estimate as significant changes in the mortgage loan portfolio, which includes both securitized and unsecuritized mortgage loans, and/or economic conditions may affect the allowance for  loan loss and our results of operations.  The assumptions used by management regarding these key estimates are highly uncertain and involve a great deal of judgment.

          Provisions are made to the allowance for loan loss for estimated existing losses in the outstanding mortgage loan portfolio balances and for uncollected and advanced interest.  The allowance for loan losses is a significant estimate and is regularly evaluated by management for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay.  An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan loss.  These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio at the reporting date.  Beginning in April 2002, we began utilizing the results of an enhanced version of the roll rate analysis that includes prepayment assumptions.  If actual results differ from our estimates, we may be required to adjust our provision accordingly.  Likewise, the use of different estimates or assumptions could produce different provisions for loan losses.  For example, as of December 31, 2002, if we were to assume a 10% increase in both delinquencies and loss severities, our allowance for loan loss and related provision would have increased by $3.1 million.

Mortgage Servicing Rights Valuation

          Mortgage servicing rights (“MSRs”) are recorded based on the present value of the right to service loans in a portfolio.  The valuation of MSRs requires that we make estimates of numerous market assumptions.  Interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans significantly affects our ongoing valuations and the rate of amortization of MSRs.  In general, during periods of declining interest rates, the value of MSRs decline due to increasing prepayments attributable to increased mortgage refinancing activity.

The recorded values of the MSRs are amortized in proportion to, and over the period of, the anticipated net cash flows from servicing the loans. MSRs are assessed periodically to determine if there has been any impairment to the recorded balance, based on the fair value at the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including the year of capitalization.  We obtained independent third-party appraisals to determine the fair value of our MSRs at December 31, 2002 and will regularly obtain these appraisals.  At December 31, 2002, key economic assumptions and the sensitivity of the current fair value for the MSRs to immediate changes in those assumptions were as follows:

December 31, 2002

($ in thousands)
Fair value of MSRs	$26,752
Expected weighted-average life (in years)	3.33
Weighted average constant prepayment rate	39 CPR
Weighted average discount rate	13.50%
Constant Prepayment Rate:
Impact on fair value of 20% adverse effect	$(6,789)
Impact on fair value of 25% adverse effect	$(8,066)
Impact on fair value of 50% adverse effect	$(13,722)
Discount Rate:
Impact on fair value of 20% adverse effect	$(2,080)
Impact on fair value of 22% adverse effect	$(2,226)
Impact on fair value of 24% adverse effect	$(2,371)

          These sensitivities are hypothetical and are for illustrative purposes only.  As the table above demonstrates, the methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions.  For example, our determination of fair value uses anticipated prepayment speeds.  Actual prepayment experience may differ and any difference may have a material effect on the MSR fair value.  Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear.  Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption.  In reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities.  Any measurement of an MSRs’ fair value is limited by the conditions existing and assumptions made as of a particular point in time.  Those assumptions may not be appropriate if they are applied to a different point in time.

          Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral generally differed from our initial estimates, and these differences are sometimes material. If actual prepayment and default rates are higher than those assumed, less mortgage servicing income would be expected, which would adversely affect the value of the MSRs. Significant changes in prepayment speeds, delinquencies, and losses may result in impairment of most MSRs, and would be recorded in our consolidated statements of operations.

Hedging

          We may use a variety of financial instruments to hedge our exposure to changes in interest rates.  We may enter into interest rate swap agreements, interest rate cap agreements,

interest rate floor agreements, financial forwards, financial futures, options on financial futures, and Fannie Mae mortgage backed securities (“Interest Rate Agreements”) to manage our sensitivity to changes in market interest rates.  The Interest Rate Agreements we use have an active secondary market, and none are obtained for a speculative nature, for instance, trading.  These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At trade date, these instruments and their hedging relationship are identified, designated, and documented.

          All derivatives are recognized on the consolidated balance sheets at their fair value.  On the date the derivative contract is entered into, we designate the derivative as a cash flow hedge, which hedges the variable rate debt of a recognized liability.  Changes in the fair value of derivatives are recorded in other assets.  The determination of effectiveness is the primary assumption and estimate used in hedging.  The effectiveness attributable to the hedged risk is recorded in other comprehensive income.  Other comprehensive income is amortized or accreted into earnings through interest expense as the hedged transaction affects earnings.  Accordingly, ineffectiveness related to changes in the fair value of hedging instruments is recognized in current period earnings.  The impact of accounting for our risk management activities may create a level of ongoing non-economic volatility to reported earnings not experienced in the past due to the application of the hedge accounting requirements.

Accounting for Income Taxes

          Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset.  As of December 31, 2002, we have not recorded a valuation allowance on the deferred tax asset based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time.  The evaluation of the need for a valuation allowance takes into consideration our recent earnings history, current tax position, and estimates of taxable income in the near term.  The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered.  Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets.  In the event that actual results differ from these estimates or if our current trend of positive operating income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations.

Consolidated Results

Comparability of Saxon Capital, Inc. and SCI Services, Inc.

          Due to the varying time periods caused by our divestiture from Dominion Capital and the nuances of changes in securitization structures more fully discussed above, direct comparison of net earnings for Saxon Capital, Inc. versus SCI Services, Inc. will be difficult. Specifically, the following line items from our statement of operations are impacted by the divestiture or change in our securitization structure:

•	Net interest income before provision for loan loss;

•	Provision for loan loss;

•	Gain on securitization;

•	Impairment of residual assets, net; and

•	Impairment of SCI Services, Inc. goodwill.

          We have added the results of SCI Services, Inc. and Saxon Capital, Inc. for their respective periods during 2001 to determine the results for the year ended December 31, 2001 for comparison purposes with the years ended December 31, 2002 and 2000. However, because of the limited comparability as a result of the divestiture and the change in securitization structure, as discussed above, the pro-forma combined results of Saxon Capital, Inc. and SCI Services, Inc. for the year ended December 31, 2001 is not indicative of what the results of Saxon Capital, Inc. would have been assuming our divestiture would have happened on January 1, 2001.

Results of Operations

	Saxon Capital, Inc. (1)		SCI Services, Inc.		SCI Services, Inc.

	For the Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December 31, 2001 Pro- Forma Combined	For the Year Ended December 31, 2000

	($ in thousands, except per share data)
Revenues:
Interest income	$214,063	$50,328	$15,331	$65,659	$34,444
Interest expense	(87,068)	(23,457)	(11,524)	(34,981)	(24,875)

Net interest income	126,995	26,871	3,807	30,678	9,569
Provision for mortgage loan losses	(28,117)	(11,861)	(8,423)	(20,284)	(6,403)

Net interest income after provision for mortgage loan losses	98,878	15,010	(4,616)	10,394	3,166
Gain on sale of mortgage assets	365	—	32,892	32,892	79,234
Servicing income, net of amortization	35,260	12,213	16,670	28,883	23,677

Total net revenues	134,503	27,223	44,946	72,169	106,077
Expenses:
Payroll and related expenses, net	50,437	19,531	25,220	44,751	32,445
General and administrative expenses	40,328	16,165	20,420	36,585	34,989
Impairment of residual assets, net	—	—	7,301	7,301	108,445
Impairment of goodwill	—	—	44,963	44,963	—
Other (income) expense	(472)	1,771	(1,842)	(71)	2,802

Total expenses	90,293	37,467	96,062	133,529	178,681

Income (loss) before taxes	44,210	(10,244)	(51,116)	(61,360)	(72,604)
Income tax expense (benefit)	16,833	(3,957)	(21,609)	(25,566)	(24,084)

Net income (loss)	$27,377	$(6,287)	$(29,507)	$(35,794)	$(48,520)

Earnings per common share: (2)
Average common shares - basic	28,103,695	28,050,100	28,050,100	28,050,100	28,050,100
Average common shares – diluted	29,165,184	28,050,100	28,050,100	28,050,100	28,050,100
Basic earnings per common share	$0.97	$(0.22)	$(1.05)	$(1.28)	$(1.73)
Diluted earnings per common share	$0.94	$(0.22)	$(1.05)	$(1.28)	$(1.73)

(1)	Saxon Capital, Inc. acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital on July 6, 2001.

(2)	Earnings per common share was calculated based upon the assumption that the shares issued as of July 6, 2001 were outstanding for all periods presented.

          Year Ended December 31, 2002 compared to Year Ended December 31, 2001

General

          We reported net income of $27.4 million for 2002 compared to a net loss of $35.8 million for 2001.  The increase in net income in 2002 was primarily the result of the change in accounting for our securitizations from gain on sale to portfolio accounting as of July 6, 2001, which resulted in us having more mortgage loans on our consolidated balance sheets, and the decrease in impairment charges relating to Predecessor goodwill.

Net Revenues

          Net revenues increased $62.3 million to $134.5 million for 2002, from $72.2 million for 2001.  The increase in net revenues was primarily attributable to our change in securitization structure subsequent to July 5, 2001.  See the discussion of individual net revenue components below.

          Net interest income after provision for loan losses.  Interest income primarily represents the sum of interest earned on the mortgage loan portfolio, and interest earned on cash collection balances.  Interest expense includes the borrowing costs to finance mortgage loan originations and purchases from our securitizations, to finance our servicing advances, and from our credit facilities used to finance our mortgage loans prior to securitization. For the periods prior to July 6, 2001, the provision for mortgage loan loss included expenses recorded for losses we incurred for defaults on loans held for sale before their securitization, and for losses incurred on certain defaulted loans repurchased from a securitization due to either noncompliance with certain representations and warranties or to decrease the level of delinquent loans in a securitization to release excess cash flow.  For periods subsequent to July 5, 2001, the provision for mortgage loan loss includes expenses recorded for losses we incurred for defaults on unsecuritized mortgage loans and for estimated losses on impaired securitized mortgage loans.  See “Critical Accounting Policies - Allowance for Loan Loss.”

          Net interest income after provision for loan losses increased $88.5 million to $98.9 million for 2002, from $10.4 million for 2001.  This increase was due to the following:

          Interest Income

          Interest income increased $148.4 million to $214.1 million for 2002, from $65.7 million for 2001.  The increase in interest income is due primarily from a result of our change in securitization structure as of July 6, 2001, which requires portfolio accounting, and which resulted in us having more mortgage loans on our consolidated balance sheets. We record interest income on our mortgage loan portfolio. Prior to July 6, 2001, we only recorded interest income on unsecuritized mortgage loans.  Table 1 below represents the average yield on our interest-earning assets for the years ended December 31, 2002 and 2001, respectively.

Table 1 – Interest Income Yield Analysis For the Year Ended December 31, 2002 compared to the Year Ended December 31, 2001

	Year Ended December 31, 2002			Year Ended December 31, 2001

	Average Balance	Interest (1)	Average Yield	Average Balance	Interest (1)	Average Yield

	($ in thousands)
Gross	$2,566,292	$232,332	9.05%	$733,297	$72,268	9.86%
Less amortization of basis adjustments (2)	—	(18,287)	(0.71)%	—	(1,301)	(0.18% )

Total interest-earning assets	$2,566,292	$214,044	8.34%	$733,297	$70,967	9.68%

(1)	Amount excludes provision for advanced interest and residual income.
(2)	Basis adjustments include premiums, discounts, hedge basis adjustments, and net deferred origination costs.

          Interest Expense

          Interest expense increased $52.1 million to $87.1 million for 2002, from $35.0 million for 2001.  The increase in interest expense is primarily related to our change in securitization structure, which requires portfolio accounting, and which resulted in us having more debt on our consolidated balance sheets. We record interest expense on securitization financing debt used to finance our securitized loans and on warehouse financing prior to securitization. Prior to July 6, 2001, we only recorded interest expense to finance other mortgage loans.  Table 2 below represents the average yield on our interest-bearing liabilities for the years ended December 31, 2002 and 2001, respectively.

Table 2 – Interest Expense Yield Analysis For the Year Ended December 31, 2002 compared to the Year Ended December 31, 2001

	Year Ended December 31, 2002			Year Ended December 31, 2001

	Average Balance	Interest (1)	Average Yield	Average Balance	Interest (1)	Average Yield

	($ in thousands)
Warehouse financing	$60,845	$1,888	3.10%	$48,972	$2,594	5.30%
Repurchase agreements	276,634	6,733	2.43%	182,594	11,761	6.44%
Securitization financing:
Gross	2,279,536	93,293	4.09%	453,339	19,412	4.28%
Less amortization of basis adjustments (2)	—	(19,089)	(0.84)%	—	(2,768)	(0.61)%

Net	2,279,536	74,204	3.26%	453,339	16,644	3.67%

Notes payable	25,000	2,005	8.02%	73,858	4,635	6.28%

Total interest-bearing liabilities	$2,642,015	$84,830	3.21%	$758,763	$35,634	4.70%

(1)	Amount excludes loan buydown and legal fees associated with the warehouse facilities.

(2)	Basis adjustments include deferred issuance costs, premiums and discounts on bonds, and other comprehensive income related to cash flow hedges.

          Provision for Mortgage Loan Losses

          Provision for mortgage loan losses increased $7.8 million to $28.1 million for 2002, from $20.3 for 2001.  The increase is a result of our change in securitization structure during July 2001 and our use of portfolio accounting for the full year 2002, which resulted in us having more mortgage loans on our consolidated balance sheets. We are now recording provisions for mortgage loan losses on our mortgage loan portfolio, which includes securitized loans and unsecuritized loans, for probable existing losses.  Before July 6, 2001, we only recorded provision for mortgage loan losses for unsecuritized mortgage loans and, estimated losses for securitized mortgage loans were accounted for as a component of our gain on sale of mortgage assets.

          Beginning in April 2002, we began utilizing the results of an enhanced version of our roll rate analysis that includes prepayment assumptions.  We did not make any other significant changes in our reserve methodologies or assumptions during the year ended December 31, 2002.  We do expect that future delinquencies will increase primarily as a result of the aging of our loan portfolio.  Therefore, we expect our future provision for loan losses to increase.

          Gain on Sale of Mortgage Assets

          Gain on sale of mortgage assets decreased $32.5 million to $0.4 million for the year ended December 31, 2002, from $32.9 million for the year ended December 31, 2001.  This decrease was attributable to our change in securitization structure subsequent to July 5, 2001. After July 5, 2001, we no longer record a gain at the time of securitization and we record interest income and loan loss provision over the life of the mortgage loans.  The gain on sale of mortgage assets recorded during the year ended December 31, 2002 was related to a cash sale of mortgage assets and was not a securitization.

          Servicing Income

          Servicing income, net of servicing rights amortization, represents all contractual and ancillary servicing revenue (primarily late fees and electronic payment processing fees) for loans we sold prior to July 6, 2001.  Contractual servicing fees relating to loans securitized after July 6, 2001 is a component of interest income, due to our move to portfolio accounting.  Prepayment penalty income, also included within servicing income, represents all contractual income received for loans in which a borrower chose to prepay before a contractual time period.   Servicing income, net of servicing rights amortization and impairment, increased $6.4 million to $35.3 million for 2002, from $28.9 million for 2001.  The increase was primarily due to the increase in prepayment penalty income of $3.2 million and a decrease of approximately $7.4 million of amortization for the year ended December 31, 2002 as compared to the year ended December 31, 2001, offset by an impairment charge during 2002 of $1.8 million and decreased third party servicing income of $3.2 million.  The information relating to the servicing income is shown on Table 3 below:

Table 3—Servicing Income For the Year Ended December 31, 2002 compared to the Year Ended December 31, 2001

	Year Ended December 31,

	2002	2001

	($ in thousands)
Average servicing portfolio (1)	$6,965,432	$5,971,951
Servicing income	$38,154	$49,059
Amortization and impairment (2)	$15,230	$20,828
Servicing fees (3)(4)	50	53
Prepayment penalty income (3)	18	15
Other servicing income (3)(5)	5	14
Total servicing income (3)	73	82
Amortization and impairment (2)(3)(5)	22	35

(1)	Average servicing portfolio includes the Saxon Capital, Inc. portfolio; however, servicing income is not recognized separately for these loans, but rather as a component of interest income.

(2)

Includes amortization of MSRs, and prior to our divestiture, amortization of prepayment penalties  since Dominion retained the related residual assets.  Since the divestiture we record income associated with prepayment penalties.

(3)	In basis points.

(4)	Includes master servicing fees received of $2,779, or 4 basis points, for the year ended December 31, 2002 and $2,451, or 4 basis points, for the year ended December 31, 2001.

(5)	Includes primarily late fees and electronic processing fees.

          Our mortgage loan servicing portfolio, including loans recorded on the consolidated balance sheet, increased $1.2 billion to $7.6 billion at December 31, 2002, from $6.4 billion at December 31, 2001. The increase was due primarily to the origination and purchase of $2.5 billion of mortgage loans during the year ended December 31, 2002, the acquisition of servicing rights related to approximately $1.1 billion of mortgage loans owned by non-affiliated companies during the year ended December 31, 2002, offset by decreases caused by prepayments and losses totaling $2.7 billion.

Expenses

          Total expenses decreased $43.2 million to $90.3 million for 2002, from $133.5 million for 2001.  The item that impacted this decrease was primarily 2001’s impairment of SCI Services, Inc.’s goodwill.  These items are discussed in greater detail below.

          Payroll and Related Expenses.  Payroll and related expenses include salaries, benefits, and payroll taxes for all employees. Payroll and related expenses increased $5.6 million to $50.4 million for 2002, from $44.8 million for 2001.  The increase was primarily due to the increase in employees in 2002 versus 2001, and a $1.3 million pre-tax severance charge during the third quarter of 2002.

          We expect payroll and related expenses to increase in the future as we increase the number of employees based on loan production growth and for additional employees needed for being a public company. We employed 1,077 full-time employees as of December 31, 2002, compared to 899 full-time employees as of December 31, 2001.

          General and Administrative Expenses.  General and administrative expenses consist primarily of office rent, insurance, telephone, license fees, professional, travel and entertainment expenses, depreciation, and advertising and promotional expenses. General and administrative expenses increased $3.7 million to $40.3 million for 2002, from $36.6 million for 2001. The increase was primarily due to increased costs associated with higher mortgage production, as well as increased costs associated with opening additional retail branches. We expect general and administration expenses to increase in future periods as we incur additional costs in anticipation of new SEC regulations and pending changes in stock exchange listing requirements eminating from the Sarbanes-Oxley Act of 2002, increased legal compliance costs, the expansion of our retail facilities, and to some extent in proportion to future loan production growth.

          Impairment of Assets.  There was no impairment of goodwill or residual assets for the year ended December 31, 2002 as compared to a goodwill impairment of $45.0 million and a residual asset impairment of $7.3 million for the year ended December 31, 2001.  The amount recorded for the year ended December 31, 2001 was primarily related to the impairment of Predecessor goodwill in connection with the divestiture.  We do not expect to incur future goodwill impairment charges.

          Income Taxes.  We recorded income tax expense of $16.8 million for the year ended December 31, 2002 and a tax benefit of $25.6 million for the year ended December 31, 2001, respectively. We experienced a 38.1% effective tax rate for 2002, compared to a 41.7% effective tax benefit rate for 2001. During the quarter ended March 31, 2001, Dominion Resources, the parent company of Dominion Capital, recorded a state income tax benefit at the consolidated tax return level that was related to the recognition of net operating losses attributable to impairment writedowns of our assets.  We recorded a state income tax benefit of approximately $3.0 million in the first six months of 2001.  Due to our divestiture from Dominion Capital, the aforementioned effective tax rates may not be indicative of future tax rates.  If we had not been subject to a consolidated tax return filing with Dominion Resources, our tax benefit would have been reduced by $3.1 million and our effective tax rate for 2001 would have been 36.6%.

          Year Ended December 31, 2001 compared to Year Ended December 31, 2000

General

          We reported a net loss of $35.8 million for 2001 compared to a net loss of $48.5 million for 2000.  The net loss in 2001 was primarily the result of the impairment of SCI Services, Inc. goodwill of $45.0 million leading up to the divestiture of Saxon and the move away from gain on sale to portfolio accounting. The net loss in 2000 was primarily the result of the impairment of retained interests in ABS securitizations, or residuals, of $108.4 million.

Net Revenues

          Net revenues decreased $33.9 million to $72.2 million for 2001, from $106.1 million for 2000.  The decrease in net revenues was primarily attributable to our change in securitization structure subsequent to July 5, 2001, as discussed above. After July 5, 2001, we no longer record a gain at the time of securitization and we record interest income and loan loss provision over the life of the mortgage loans.  See the discussion of net revenue components below.

          Net interest income after provision for loan losses.  Interest income primarily represents the sum of interest earned on mortgage loans securitized and unsecuritized mortgage loans, and interest earned on cash collection balances. Interest expense includes the borrowing costs to finance mortgage loan originations and purchases from our securitizations and from our credit facilities used to finance our mortgage loans prior to securitization. For the periods prior to July 6, 2001, the provision for mortgage loan loss includes expenses recorded for losses we incurred for defaults on loans held for sale before their securitization, and for losses incurred on certain defaulted loans repurchased from a securitization due to either noncompliance with certain representations and warranties or to decrease the level of delinquent loans in a securitization to release excess cash flow. For the period July 6, 2001 to December 31, 2001, the provision for mortgage loan loss includes expenses recorded for losses we incurred for defaults on unsecuritized mortgage loans and for estimated existing losses on securitized mortgage loans.  See “Critical Accounting Policies - Allowance for Loan Loss.”

          Net interest income after provision for loan losses increased $7.2 million to $10.4 million for 2001, from $3.2 million for 2000.  This increase was due to the following:

          Interest Income

          Interest income increased $31.3 million to $65.7 million for 2001, from $34.4 million for 2000.  The increase in interest income is due primarily from a result of our change in securitization structure, which requires portfolio accounting, as discussed above, and which resulted in us having more mortgage loans on our consolidated balance sheets. We are now recording interest income on our securitized loans and unsecuritized mortgage loans. Prior to July 6, 2001, we only recorded interest income on unsecuritized mortgage loans.  Table 1 below represents the average yield on our interest-earning assets for the years ended December 31, 2001 and 2000, respectively.

Table 1 – Interest Income Yield Analysis For the Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

	Year Ended December 31, 2001			Year Ended December 31, 2000

	Average Balance	Interest (1)	Average Yield	Average Balance	Interest (1)	Average Yield

	($ in thousands)
Gross	$733,297	$72,268	9.86%	$235,191	$27,520	11.70%
Less amortization (2)	—	(1,301)	(0.18)%	—	—	—

Total interest-earning assets	$733,297	$70,967	9.68%	$235,191	$27,520	11.70%

(1)	Amount excludes provision for advanced interest and residual income.
(2)	Basis adjustments include premiums, discounts, hedge basis adjustments, and net deferred origination costs.

          Interest Expense

          Interest expense increased $10.1 million to $35.0 million for 2001, from $24.9 million for 2000.  The increase in interest expense is primarily related to our change in securitization structure, which requires portfolio accounting, as discussed previously, and which resulted in us having more debt on our consolidated balance sheets. We are now recording interest expense on securitization financing debt used to finance our securitized loans and on warehouse financing prior to securitization. Prior to July 6, 2001, we only recorded interest expense to finance unsecuritized mortgage loans.  Table 2 below represents the average yield on our interest-bearing liabilities for the years ended December 31, 2001 and 2000, respectively.

Table 2 – Interest Expense Yield Analysis For the Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

	Year Ended December 31, 2001			Year Ended December 31, 2000

	Average Balance	Interest (1)	Average Yield	Average Balance	Interest (1)	Average Yield

	($ in thousands)
Warehouse financing	$48,972	$2,594	5.30%	$23,720	$1,639	6.91%
Repurchase agreements	182,594	11,761	6.44%	211,659	14,541	6.87%
Securitization financing:
Gross	453,339	19,412	4.28%	—	—	—
Less amortization	—	(2,768)	(0.61)%	—	—	—

Net	453,339	16,644	3.67%	—	—	—

Notes payable	73,858	4,635	6.28%	119,170	8,044	6.75%

Total interest-bearing liabilities	$758,763	$35,634	4.70%	$354,549	$24,224	6.83%

(1)	Amount excludes loan buydown and legal fees associated with the facility.

          Provision for Loan Losses

          Provision for loan losses increased $13.9 million to $20.3 million for 2001, from $6.4 for 2000.  The increase is a result of our change in securitization structure and required use of portfolio accounting, which resulted in us having more mortgage loans on our consolidated balance sheets. After July 5, 2001, we recorded provisions for loan losses on our mortgage loan portfolio, which includes securitized loans and unsecuritized loans, for expected existing losses.  Before July 6, 2001, we only recorded provision for loan losses for unsecuritized mortgage loans.  Before July 6, 2001, estimated losses for securitized loans were accounted for as a component of our gain on sale of assets.

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

          Gain on Sale of Mortgage Assets

          The information relating to the gain on sale of mortgage assets at the time of securitization is shown on Table 3 below:

Table 3—Gain on sale of mortgage assets For the Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

	SCI Services, Inc.

	Period Ended July 5, 2001 (1)	Year Ended December 31, 2000

	($ in thousands)
Principal balance of loans securitized	$661,456	$2,098,659
Gain on sale of mortgage assets	$32,892	$79,234
Weighted average gain on securitization (2)	497	378
Premiums on loans securitized (2)(3)	208	229
Securitization related costs (2)(3)	60	29

(1)	Because of our change in securitization structure, which requires portfolio accounting, we did not record any gains from securitizations for the period July 6, 2001 to December 31, 2001.

(2)	In basis points.

(3)	Includes, for example, underwriting, accounting, and legal costs, and Securities and Exchange Commission registration fees directly related to the securitizations and net hedge activity.

          The weighted average net gain on sale of mortgage assets at securitization increased in 2001 compared to 2000 due to lower premiums on loans securitized, more effective pricing of the 2001 securitization, and a more favorable interest rate environment during 2001.  Our lower premiums on loans securitized in 2001 was a direct result of lower mortgage loan production in our correspondent channel which typically carry higher premiums. Our more effective pricing of the 2001 securitizations was a result of a declining interest rate environment during the accumulation period for that securitization.

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

Servicing income, net of servicing rights amortization, increased $5.2 million to $28.9 million for 2001, from $23.7 million for 2000.  The increase was due primarily to a higher average servicing portfolio balance.  The information relating to the servicing income is shown on Table 4 below:

Table 4—Servicing Income For the Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

	Year Ended December 31,

	2001	2000

	($ in thousands)
Average servicing portfolio	$5,971,951	$5,233,423
Servicing income	$49,059	$47,217
Amortization of MSRs and prepayment penalties	$20,828	$22,332
Servicing fees (1)(2)	53	48
Prepayment penalty income (1)(3)	15	27
Other servicing income (1)(4)	14	14
Total servicing income (1)	82	89
Amortization of MSRs and prepayment penalties (1)	35	43

(1)	In basis points.

(2)	Includes master servicing fees.

(3)

Prepayment penalty income decreased during the period July 6, 2001 to December 31, 2001 as the right to prepayment penalty income related to loans securitized prior to July 6, 2001 was retained by Dominion Capital.

(4)	Includes primarily late fees and electronic processing fees.

          Our mortgage loan servicing portfolio, including loans recorded on the consolidated balance sheet, increased $0.8 billion to $6.4 billion at December 31, 2001, from $5.6 billion at December 31, 2000. The increase was due primarily to the origination and purchase of mortgage loans, and acquisition of $602.4 million of third party servicing, with the remainder of the increase due to higher mortgage production during 2001 of $244.7 million, partially offset by decreases caused by prepayments and losses.

Expenses

          Total expenses decreased $45.2 million to $133.5 million for 2001, from $178.7 million for 2000.  The items that impacted this decrease were primarily 2000’s impairment of residual assets and 2001’s impairment of SCI Services, Inc.’s goodwill.  These items are discussed in greater detail below.

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

          General and Administrative Expenses.  General and administrative expenses consist primarily of office rent, insurance, telephone, license fees, professional fees, travel and entertainment expenses, depreciation and advertising and promotional expenses. General and administrative expenses increased $1.6 million to $36.6 million for 2001, from $35.0 million for 2000. The increase was primarily due to increased costs associated with higher mortgage production. In addition, we incurred $1.0 million due to costs associated with the divestiture.

          Impairment of Residual Assets.  Impairment of residual assets decreased to $7.3 million for 2001 from $108.4 million for 2000. The decrease was primarily due to an impairment charge taken in June of 2000 related to our increase of the discount rate on our residual and servicing investments from 12% to 17% and the increase of the discount rate on our MSR’s from 12% to 15% to reflect changes in the estimates for the long term market discount rates.  Since we now account for our securitizations under portfolio accounting and do not record residual assets in accordance with SFAS No. 140 we do not expect to incur any future impairment of residual asset charges.

          Impairment of SCI Services, Inc. Goodwill.  Impairment of SCI Services, Inc. goodwill of $45.0 million for 2001, was due to the sale of SCI Services, which resulted in the estimated proceeds from the transaction being substantially the same as the adjusted book value of SCI Services, excluding SCI Services, Inc.’s historical goodwill. SCI Services, Inc.’s historical goodwill related to Dominion’s acquisition of Saxon in May 1996. No impairment of goodwill occurred in 2000.

          Income Taxes.  We recorded income tax benefits of $25.6 million and $24.1 million for the years ended December 31, 2001 and 2000, respectively. We experienced a 41.7% effective tax benefit rate for 2001, compared to a 33.2% effective tax benefit rate for 2000. During the quarter ended March 31, 2001, Dominion Resources Inc., the parent company of Dominion Capital, recorded a state income tax benefit at the consolidated tax return level that was related to the recognition of net operating losses attributable to impairment writedowns of our assets.  We recorded a state income tax benefit of approximately $3.0 million in the first six months of 2001.  Due to our divestiture from Dominion Capital, the aforementioned effective tax rates may not be indicative of future tax rates.  If we had not been subject to a consolidated tax return filing with Dominion Resources, Inc. our tax benefit would have been reduced by $3.1 million and our effective tax rate for 2001 and 2000 would have been 36.6% and 37.5%, respectively.

Business Segment Results

          The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

          Segment revenues and operating income amounts are evaluated and include the estimated fair value of mortgage loans originated assuming they were sold, servicing income, other income and expense, and general and administrative expenses.  Estimated fair value of mortgage loans originated represents the amount in excess of the segment’s basis in its loan production that would be generated assuming the mortgage loans were sold.

          Certain amounts are not evaluated at the segment level and are included in the segment net operating income (loss) reconciliation below.  The unallocated gain (loss) on securitizations represents the difference between the segment’s fair value of mortgage loans originated if they were sold and the estimated gain on securitization.  For periods subsequent to July 5, 2001, the segment’s estimated fair value from a gain on sale of mortgage loans originated was required to be eliminated since we now structure our securitizations as financing transactions.

          Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

	Saxon Capital, Inc.			Predecessor

	2002	2001 Combined	July 6 to December 31, 2001	January 1 to July 5, 2001	2000

	($ in thousands)
Segment Revenues:
Wholesale	$30,930	$51,829	$27,760	$24,069	$24,309
Correspondent	11,173	18,113	9,229	8,884	12,047
Retail	32,182	24,717	13,845	10,872	14,551
Servicing	34,753	28,231	11,681	16,550	25,208

Total segment revenues	$109,038	$122,890	$62,515	$60,375	$76,115

Segment Operating Income (Loss):
Wholesale	$13,683	$36,985	$21,128	$15,857	$8,918
Correspondent	5,277	12,110	6,504	5,606	5,558
Retail	9,503	6,416	4,292	2,124	(1,225)
Servicing (1)	14,337	8,283	1,171	7,112	10,836

Total segment net operating income	$42,800	$63,794	$33,095	$30,699	$24,087

Segment Net Operating Income Reconciliation
Total segment net operating income	$42,800	$63,794	$33,095	$30,699	$24,087
Net interest income	126,995	30,678	26,871	3,807	9,569
Provision for loan losses	(28,117)	(20,284)	(11,861)	(8,423)	(6,403)
Unallocated (loss) gain on securitizations	—	(8,518)	—	(8,518)	23,994
Elimination of gain on sale	(70,361)	(50,604)	(50,604)	—	—
Unallocated shared general and administrative expenses	(27,107)	(24,162)	(7,745)	(16,417)	(15,406)
Residual losses		(7,301)	—	(7,301)	(108,445)
Impairment of assets	—	(44,963)	—	(44,963)	—

Total consolidated income (loss) before taxes	$44,210	$(61,360)	$(10,244)	$(51,116)	$(72,604)

(1)	The Company includes all costs to service mortgage loans within the servicing segment.

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

          New brokers enter our wholesale network from various sources. Our account executives and our website are the main sources for new brokers.  Brokers must meet various requirements and must complete the broker application package, provide evidence of a state license, articles of incorporation, financial statements, resumes of key personnel, and other information as needed. The wholesale channel’s management reviews this information to determine if the broker should be approved. When appropriate, the application may be reviewed and investigated by the QC Department before final approval.

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

          During 2002, several key training initiatives were implemented for our account executives, operations, and underwriting teams that focused on building a solid foundation for superior service and faster customer response to our borrowers.

          For 2003, management established the following key initiatives for our wholesale channel.  We expect the wholesale channel will focus appropriate resources on achieving their respective initiatives:

•	Implement an automated underwriting program accessible to our broker customers.

•	Implement the new account executive continued training program.

•	Expand account executive sales force.

          The following table sets forth selected information about our wholesale loan production for the years ended December 31, 2002, 2001, and 2000:

	For the Year Ended December 31,

	2002	2001	2000

	($ in thousands)
Loan production	$1,034,278	$965,387	$712,746
Average principal balance per loan	$142	$107	$92
Number of loans originated	7,284	9,022	7,747
Combined weighted average initial LTV	79.26%	79.47%	78.94%
Percentage of first mortgage loans owner occupied	92.87%	94.86%	94.15%
Percentage with prepayment penalty	78.64%	82.38%	83.04%
Weighted average median credit score (1)	605	588	583
Percentage FRMs	21.58%	37.81%	70.12%
Percentage ARMs	78.42%	62.19%	29.88%
Weighted average interest rate:
FRMs	9.12%	10.40%	11.31%
ARMs	8.70%	9.94%	11.12%
Gross margin – ARMs (2)	5.25%	5.65%	5.89%
Average number of account executives	121	106	107
Volume per account executive	$8,548	$9,107	$6,661
Loans originated per account executive	60	85	72

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

          The following table highlights the net cost to produce loans for our wholesale channel for the years ended December 31, 2002, 2001, and 2000:

	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001			For the Year Ended December 31, 2000

	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(41)	41	—	(44)	44	—	(35)	35	—
General and administrative production costs (1)(2)	273	(106)	167	245	(103)	142	317	(133)	184
Premium paid (1)	95	(95)	—	122	(122)	—	169	(169)	—

Net cost to produce (1)(3)	327	(160)	167	323	(181)	142	451	(267)	184

Net cost per loan (3)	$4,680			$3,450			$4,158

(1)	In basis points.

(2)	Excludes corporate overhead costs and the impact of net deferred origination costs of 106 basis points, 103 basis points, and 133 basis points, respectively. Includes depreciation expense.

(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by volume.

          December 31, 2002 Compared to December 31, 2001

          Wholesale segment revenues decreased $20.9 million to $30.9 million for the year ended December 31, 2002 compared to $51.8 million for the year ended December 31, 2001.  The decrease of $20.1 million was due primarily to a lower segment economic value on mortgage loan production, $22.2 million of which related to the declining interest rate environment in 2002, offset by an increase of $2.1 million related to an increase in mortgage loan production.  The remaining decrease was the result of lower origination fees of $0.8 million for the year ending December 31, 2002.

          Wholesale segment net operating income decreased $23.3 million to $13.7 million for the year ended December 31, 2002 compared to $37.0 million for the year ended December 31, 2001.  The decrease was due to lower segment revenues of $20.9 million, as well as $2.4 million in overall higher general and administrative costs for the year ended December 31, 2002.  The higher general and administrative costs for the wholesale segment was due primarily to the increase in the number of sales representatives added in 2002.

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

Correspondent

          We enter into loan purchase and sale agreements with mortgage bankers, banks, thrifts, and credit unions to sell non-conforming residential mortgage loans to us through our correspondent channel. Our correspondent lenders close their loans through their own financing. After the loans are closed, the correspondent sells them to us through either flow or bulk delivery. We had approximately 400 approved correspondent lenders as of December 31, 2002.

          We seek to buy most of the loans we purchase from correspondent lenders on an individual basis. That is, we re-underwrite and review the collateral for each loan on an individual basis. This “flow-delivery” method of purchasing loans is the most profitable, and, therefore, our preferred, option. We also make bulk purchases of loans in which our correspondent lenders close the loans and hold them until they have a pool of loans ready to be sold at one time. We still re-underwrite each loan and review all collateral before purchasing but, in this case, the pool of loans is put up for bid by the correspondent and typically sold to the purchaser offering the highest price.  For the years ended December 31, 2002 and 2001, our correspondent flow loan volume accounted for approximately 62% and 39%, respectively, of our total correspondent channel loan production, as we continue to focus our efforts on the more profitable flow portion of the business.

          New correspondent lenders become our customers from various sources. Our account executives and our website are the main sources for new correspondent lenders. Generally, to become one of our approved correspondent lenders, a correspondent must meet various requirements and must complete the seller application package, provide evidence of a state license, articles of incorporation, financial statements, evidence of insurance and regulatory compliance, a copy of quality control procedures, resumes of key personnel, and other information as needed.  Our QC Department reviews this information for final approval.

          In 2002, we introduced our online automated underwriting system and expanded its capabilities to include pricing and credit decisions.  We also streamlined the funding process while broadening our customer base.

          For 2003, management established the following key initiatives for our correspondent business channel:

•	Increase the number and broaden the base of customers, while adding sales staff to handle the additional customers.

•	Expand our automated underwriting program capabilities accessible to our correspondent customers.

•	Create new programs designed to offer existing customers new products and gain additional market share.

•	Focus on career development and training for all positions.

          The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the years ended December 31, 2002, 2001, and 2000:

	For the Year Ended December 31,

	2002	2001	2000

	($ in thousands)
Loan production	$234,349	$564,569	$906,618
Average principal balance per loan	$133	$110	$106
Number of loans originated	1,762	5,132	8,553
Combined weighted average initial LTV	79.33%	76.65%	76.58%
Percentage of first mortgage loans owner occupied	94.74%	94.07%	94.15%
Percentage with prepayment penalty	94.41%	84.80%	87.97%
Weighted average median credit score (1)	585	589	580
Percentage FRMs	21.79%	37.66%	29.20%
Percentage ARMs	78.21%	62.34%	70.80%
Weighted average interest rate:
FRMs	9.10%	10.21%	10.72%
ARMs	9.13%	10.16%	10.50%
Gross margin – ARMs (2)	7.08%	6.53%	6.34%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

          The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the years ended December 31, 2002, 2001, and 2000:

	For the Year Ended December 31,

	2002	2001	2000

	($ in thousands)
Loan production	$380,939	$355,758	$235,386
Average principal balance per loan	$143	$125	$99
Number of loans originated	2,664	2,846	2,378
Combined weighted average initial LTV	75.72%	72.56%	76.73%
Percentage of first mortgage loans owner occupied	95.58%	97.03%	96.33%
Percentage with prepayment penalty	84.98%	86.76%	81.37%
Weighted average median credit score (1)	600	607	579
Percentage FRMs	35.42%	59.47%	70.57%
Percentage ARMs	64.58%	40.53%	29.43%
Weighted average interest rate:
FRMs	8.98%	9.74%	11.20%
ARMs	9.10%	9.96%	10.69%
Gross margin – ARMs (2)	5.34%	5.51%	5.81%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

          The following table sets forth selected information about our sales representatives in our correspondent channel for the years ended December 31, 2002, 2001, and 2000:

	For the Year Ended December 31,

	2002	2001	2000

	($ in thousands)
Loan production – bulk	$234,349	$564,569	$906,618
Loan production – flow	$380,939	$355,758	$235,386
Total loan production	$615,288	$920,327	$1,142,004
Number of loans originated	4,426	7,978	10,931
Average number of sales representatives	6	6	6
Volume per sales representative	$102,548	$153,388	$190,344
Loan production per sales representative	738	1,330	1,822

          The following table highlights the net cost to produce loans for our correspondent channel for the years ended December 31, 2002, 2001, and 2000:

	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001			For the Year Ended December 31, 2000

	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(7)	—	(7)	(5)	—	(5)	(3)	—	(3)
General and administrative production costs (1)(2)	96	—	96	65	—	65	57	—	57
Premium paid (1)	308	(308)	—	305	(305)	—	274	(274)	—

Net cost to produce (1)(3)	397	(308)	89	365	(305)	60	328	(274)	54

Net cost per loan (3)	$5,520			$4,177			$3,421

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by units of loan production.

          Our general and administrative costs, as measured in basis points, increased during the year ended December 31, 2002 due to lower bulk purchase volume since fixed costs remained in place in order to take advantage of opportunities in the bulk marketplace in the future.  The decreased volume of bulk purchases was a result of a strategic decision to reduce the bulk production since volume in the more profitable flow production and wholesale and retail channels increased significantly in 2002.  The premiums paid on correspondent loans we purchase fluctuate year to year based on market conditions.  As we increase our flow business and reduce our level of bulk purchases, we expect to see the profitability of our correspondent channel increase.

          December 31, 2002 Compared to December 31, 2001

          Correspondent segment revenues decreased $6.9 million to $11.2 million for the year ended December 31, 2002 compared to $18.1 million for the year ended December 31, 2001.  The decrease of $6.9 million was due primarily to a lower segment economic value on mortgage loan production of $7.0, of which $1.8 million was related to the interest rate environment, and $5.2 million related to a decrease in mortgage loan production.  The decreased economic value on mortgage loan production of $7.0 was offset by higher origination fees of $0.1 million during the year ended December 31, 2002.

          Correspondent segment net operating income decreased $6.8 million to $5.3 million for the year ended December 31, 2002 compared to $12.1 million for the year ended December 31, 2001.  The decrease was due to lower segment revenues of $6.9 million offset by a decrease in general and administrative expenses of $0.1 million for the year ended December 31, 2002.

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

Retail

          Our retail channel is operated by our wholly-owned subsidiary, America’s MoneyLine.  We originate non-conforming mortgage loans directly to borrowers through America’s MoneyLine’s 20 branch offices. These branches are located in the following metropolitan areas: Phoenix, AZ; Foothill Ranch, CA; Denver, CO; Milford, CT; Ft. Lauderdale, FL; Tampa, FL; Atlanta, GA; Oakbrook Terrace, IL; Kansas City, KS; New Orleans, LA; Livonia, MI; Raleigh, NC; Cherry Hill, NJ; Buffalo, NY; Portland, OR; Nashville, TN; Dallas, TX; Ft. Worth, TX (Retention Unit); Glen Allen, VA (Internet/Direct Unit); and Richmond, VA.  There are 2 additional branch offices scheduled to open in Las Vegas, NV and Greenbelt MD in the first half of 2003.

          We interact with our borrowers through loan officers in our branch locations and direct-to-the-borrower tools such as the Internet, telemarketing, or direct mailings. As part of our efforts to manage credit risk, all loan underwriting, closing, funding, and shipping is done centrally out of our headquarters in Glen Allen, VA. A typical retail branch consists of approximately eleven employees:  a branch manager, eight loan officers, and two loan processors.

          In 2002, the retail channel focused on achieving growth through new branch openings as well as development of current staff.  Sales training focused on customer referrals in order to establish branch customer bases as well as increase marketing efficiencies.  Overall, our retail channel funded $87.1 million in self-generated and customer-referred originations.  In 2002, we also opened new branches in the following markets:  Milford, CT; Livonia, MI; Portland, OR and Tampa, FL.  These new branches funded $26.4 million in originations in the aggregate during 2002, accounting for 4.1% of the retail channel’s total volume.  We also focused on diversifying and expanding our marketing efforts to include direct mail and telemarketing.  During 2002, the retail channel has funded $53.4 million in originations through direct mail and telemarketing efforts.

          For 2003, management established the following key initiatives for our retail business channel:

•	Expand our branch network in selected markets.

•	Implement additional automation of our underwriting program for our staff.

•	Expand our marketing capabilities to include telemarketing, direct mail, and customer referral business.

•	Continue to focus on career development and training for all positions.

          We intend to grow our retail channel and increase market share by opening offices in selected markets. We review the top 40 metropolitan statistical areas to identify our target markets based on the following initial statistics: number of households; homeownership rates; home price ranges; unemployment rates; delinquency rates; median household income; and available equity. In addition, we review competitors’ performance in those markets to identify strategic opportunities for growth.

          The following table sets forth selected information about our retail loan originations for the years ended December 31, 2002, 2001, and 2000:

	For the Year Ended December 31,

	2002	2001	2000

	($ in thousands)
Loan originations	$645,949	$447,522	$233,753
Average principal balance per loan	$127	$117	$87
Number of loans originated	5,086	3,825	2,687
Combined weighted average initial LTV	79.47%	78.04%	77.13%
Percentage of first mortgage loans owner occupied	95.85%	97.82%	96.70%
Percentage with prepayment penalty	76.07%	81.59%	70.66%
Weighted average median credit score (1)	615	611	601
Percentage FRMs	57.28%	67.02%	94.44%
Percentage ARMs	42.72%	32.98%	5.56%
Weighted average interest rate:
FRMs	8.16%	8.98%	10.39%
ARMs	8.31%	9.26%	10.91%
Gross margin – ARMs (2)	5.70%	5.57%	6.38%
Average number of loan officers	174	129	108
Volume per loan officer	$3,712	$3,469	$2,164
Loans originated per loan officer	29	30	25

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

          The following table highlights the net cost to produce loans for our retail channel for the years ended December 31, 2002, 2001, and 2000:

	For the Year Ended December 31, 2002			For the Year Ended December 31, 2001			For the Year Ended December 31, 2000

	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(245)	245	—	(255)	255	—	(238)	238	—
General and administrative production costs (1)(2)	491	(140)	351	492	(154)	338	776	(241)	535

Net cost to produce (1)(3)	246	105	351	237	101	338	538	(3)	535

Net cost per loan (3)	$3,154			$2,782			$4,667

(1)	In basis points.

(2)

Excludes corporate overhead costs and the impact of net deferred origination costs of 140 basis points, 154 basis points, and 241 basis points for 2002, 2001, and 2000 respectively. Includes depreciation expense.

(3)	Defined as general and administrative costs, net of fees collected, divided by units of loan origination.

          December 31, 2002 Compared to December 31, 2001

          Retail segment revenues increased $7.5 million to $32.2 million for the year ended December 31, 2002 compared to $24.7 million for the year ended December 31, 2001.  The increase of $7.5 million was due primarily to higher origination fees of $1.6 million and a higher segment economic value on mortgage loan originations of $5.9 million, of which $9.0 million of the increase was related to an increase in mortgage loan originations, offset by $3.1 million related to the interest rate environment.

          Retail segment net operating income increased $3.1 million to $9.5 million for the year ended December 31, 2002 compared to $6.4 million for the year ended December 31, 2001.  The increase was due to higher segment revenues of $7.5 million, offset by $4.4 million in higher general and administrative costs related to the expansion of the branch network and call center.

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

Servicing

          Once we originate or purchase a mortgage loan, our wholly-owned subsidiary, Saxon Mortgage Services, begins the process of servicing the loan, seeking to ensure that the loan is repaid in accordance with its terms. Our Life of the Loan Credit Risk Management strategy is applied to every loan in our servicing portfolio.  The inherent risk of delinquency and loss associated with sub-prime loans requires active communication with our borrowers. Beginning with an introductory call made as soon as seven days following the origination or purchase of a mortgage loan, we attempt to establish a consistent payment relationship with the borrower. In addition, our call center uses a predictive dialer to create calling campaigns for delinquent loans based upon the borrower’s historical payment patterns and the borrower’s risk profile.  Our technology delivers extensive data regarding the loan and the borrower to the desktop of the individual providing service. Contact with our borrower is tailored to reflect the borrower’s payment habit, loan risk profile, and loan status. Borrower contact is initiated through outbound telephone campaigns, monthly billing statements, and direct mail. Our website provides borrowers with access to account information and online payment alternatives.

          To enhance our relationship with our borrowers, we upgraded our call management system to support more intuitive customer service strategies, increased our loss mitigation capabilities by implementing an online decision support system, and launched an advanced customer service website delivering a full range of service and up-to-date information to our borrower’s desktop. Immediate access to information regarding the borrower’s situation and desktop delivery of this information to our employees within a decision support framework (Asset Planner and our DRP system) remain critical to our success. In addition, we have invested in technology for our payment processing department that will not only allow quicker processing of payments, but, more importantly, will also improve our ability to handle payment exceptions quickly—a key to successful sub-prime mortgage servicing.

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

          Accounts moving from thirty days delinquent to sixty or more days delinquent are transferred to the Loss Mitigation department, which is supported by the predictive dialer, as well as the Asset Planner system, our third generation loss mitigation decision support engine. Asset Planner supports the loss mitigation representatives in choosing a collection strategy that is designed to minimize the loss on the defaulted loan. Asset Planner considers updated property value information, the borrower’s current credit profile, and foreclosure and real estate marketing timelines to determine the best alternative to foreclosure. The Loss Mitigation department continues to actively attempt to resolve the delinquency while our foreclosure department refers the file to local counsel to begin the foreclosure process.

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

          Once the properties are vacant, they are listed with one of four national asset management firms who develop a marketing strategy designed to ensure the highest net recovery upon liquidation. The Real Estate Owned department monitors these asset managers. Property listings are reviewed monthly to ensure the properties are properly maintained and actively marketed.

          Our Delinquency and Loss Experience

          As we expected, we have seen an increase in delinquencies in the Saxon Capital, Inc. portfolio in 2002 due to the aging of our portfolio as well as the growth of our portfolio in relation to our total servicing portfolio.  However, we have experienced decreased delinquencies during 2002 in our total servicing portfolio due to new mortgage loan production having a much higher credit grade.  The following tables set forth information about the delinquency and loss experience of the mortgage loans we service (which are primarily loans we have originated or purchased and have been or will be securitized for the periods indicated).

	Years Ended December 31,

	2002		2001		2000 (2)

Total Delinquencies and Loss Experience (1)	Saxon Capital, Inc. Portfolio	Total Servicing Portfolio	Saxon Capital, Inc. Portfolio	Total Servicing Portfolio	Total Servicing Portfolio

	($ in thousands)
Total outstanding principal balance (at period end)	$3,505,255	$7,575,560	$1,665,060	$6,483,482	$5,588,598
Delinquency (at period end):
30-59 days:
Principal balance	$209,600	$504,229	$133,261	$648,986	$381,574
Delinquency percentage	5.98%	6.66%	8.00%	10.01%	6.83%
60-89 days:
Principal balance	$68,263	$160,058	$22,202	$126,723	$92,011
Delinquency percentage	1.95%	2.11%	1.33%	1.95%	1.65%
90 days or more:
Principal balance	$37,685	$110,260	$9,153	$78,121	$31,287
Delinquency percentage	1.08%	1.46%	0.55%	1.20%	0.60%
Bankruptcies (3):
Principal balance	$55,339	$277,447	$7,332	$215,213	$168,074
Delinquency percentage	1.58%	3.66%	0.44%	3.32%	3.01%
Foreclosures:
Principal balance	$78,910	$245,069	$24,308	$277,742	$223,617
Delinquency percentage	2.25%	3.23%	1.46%	4.28%	4.00%
Real Estate Owned:
Principal balance	$22,878	$118,960	$3,578	$116,252	$77,479
Delinquency percentage	0.65%	1.57%	0.21%	1.79%	1.39%
Total Seriously Delinquent including real estate owned (4)	7.06%	11.25%	3.81%	11.95%	10.09%
Total Seriously Delinquent excluding real estate owned	6.41%	9.68%	3.59%	10.15%	8.70%
Net losses on liquidated loans – trust basis (5)	$6,474	$113,389	$20	$81,363	$44,086
Net losses on liquidated loans – GAAP basis	$14,097	n/a	$1,315	n/a	n/a
Percentage of losses on liquidated loans	0.18%	1.50%	—	1.28%	0.84%
Loss severity on liquidated loans (6)	24.75%	38.81%	4.79%	37.10%	34.43%

(1)	Includes all loans serviced by Saxon Capital, Inc.

(2)	Saxon Capital, Inc. began structuring their securitizations as financing transactions beginning July 6, 2001; therefore there were no portfolio balances prior to July 6, 2001.

(3)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy.

(4)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(5)

Net losses on liquidated loans for the Saxon Capital, Inc. portfolio exclude losses of $12.6 million relating to sales of delinquent called loans purchased at a discount and certain recoveries during 2002.

(6)

Loss severity is defined as the total loss claims divided by the actual unpaid principal balance at the time of liquidation.  Total loss claims include all accrued interest, fees and principal balances.

	For the Year Ended December 31,

	2002		2001		2000 (2)

Bankruptcy Delinquencies and Loss Statistics (1)	Saxon Capital, Inc. Portfolio	Total Servicing Portfolio	Saxon Capital, Inc. Portfolio	Total Servicing Portfolio	Total Servicing Portfolio

	($ in thousands)
Contractually current bankruptcies:
Principal balance	$12,361	$46,591	$2,656	$31,641	$23,816
Delinquency percentage	0.35%	0.62%	0.16%	0.49%	0.43%
Bankruptcy delinquency (at period end) (3):
30-59 days:
Principal balance	$3,253	$13,228	$523	$7,848	$4,750
Delinquency percentage	0.09%	0.17%	0.03%	0.12%	0.09%
60-89 days:
Principal balance	$2,564	$11,843	$1,593	$10,981	$6,218
Delinquency percentage	0.07%	0.16%	0.10%	0.17%	0.11%
90 days or more:
Principal balance	$37,161	$205,785	$2,560	$164,743	$133,290
Delinquency percentage	1.06%	2.72%	0.15%	2.54%	2.39%
Total bankruptcy delinquencies:
Principal balance	$42,978	$230,856	$4,676	$183,572	$144,258
Delinquency percentage	1.23%	3.05%	0.28%	2.83%	2.58%

(1)	Includes all loans serviced by Saxon Capital, Inc.

(2)	Saxon Capital, Inc. began structuring their securitizations as financing transactions beginning July 6, 2001; therefore there were no Saxon Capital, Inc. portfolio balances prior to July 6, 2001.

(3)	Delinquencies are measured versus contractual due dates. Payments that are less than the contractual amount, even if made under a court plan, are reported as delinquent.

          A reconciliation between trust losses and GAAP losses is provided below.  Management believes that it is meaningful to show both measures of losses since it is a widely accepted industry practice to review losses on a trust level; however these losses are recorded on a GAAP basis in our consolidated financial statements. GAAP requires losses to be recognized immediately upon the loan transferring to real estate owned. However, the trust does not recognize a loss on real estate owned property until it is sold, which causes a timing difference between GAAP and trust losses. In addition, the trust losses exclude losses resulting from a delinquent loan sale.

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001

	($ in thousands)
Losses - trust basis	$6,474	$20
Loan transfers to real estate owned	8,861	893
Realized losses on real estate owned	(2,723)	—
Loss from delinquent loan sale applied to reserve	1,368	685
Other	117	(283)

Losses – GAAP basis	$14,097	$1,315

          In addition to servicing mortgage loans that we originate or purchase, we service mortgage loans for other lenders and investors. Our loan servicing portfolio as of December 31, 2002 is summarized below:

	Number of Loans	Principal Balance	Average Loan Balance

	($ in thousands)
Saxon Capital, Inc. (1)	28,002	$3,505,255	$125
Dominion Capital (2)	27,691	2,355,149	85
Credit Suisse First Boston	6,293	823,234	131
Greenwich Capital, Inc.	4,772	735,150	154
Dynex Capital, Inc.	962	98,310	102
Fannie Mae, Freddie Mac, or Ginnie Mae	1,333	36,594	27
Various government entities and other investors	573	21,868	38

Total	69,626	$7,575,560	$109

(1)	Includes loans securitized by Saxon Capital, Inc. from July 6, 2001 to December 31, 2002.

(2)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

          We believe we can increase our servicing portfolio because competition in the sub-prime mortgage loan industry has been adversely affected by limited access to capital, lower than anticipated performance of seasoned portfolios, and industry consolidation. Competitors with limited access to capital have shifted their operations to selling loans, along with the related servicing rights, or have entered into strategic alliances with investment banks to increase their liquidity and access to the capital markets.  This has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing which is presenting opportunities for us to increase the size of our portfolio of loans serviced for others.

          Our Delinquency and Loss Experience

Delinquency by Credit Grade by Year Funded (1)(2)

Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	Percentage 60+ Days Delinquent (3)					Total	Cumulative Loss Percentage (4)	Loss Severity (5)

				A+/A	A-	B	C	D

	($ in thousands)
1998	$2,084,718	$387,304	18.58%	8.37%	15.83%	25.40%	28.67%	36.91%	15.89%	3.12%	38.81%
1999	$2,381,387	$753,805	31.65%	11.90%	18.58%	25.75%	34.47%	36.83%	20.66%	3.07%	38.83%
2000	$2,078,637	$888,062	42.72%	12.70%	21.80%	27.22%	36.64%	48.08%	24.23%	2.25%	36.76%
2001	$2,364,234	$1,483,263	62.74%	6.86%	15.96%	21.99%	29.77%	34.96%	14.98%	0.49%	27.11%
2002 (6)	$2,484,074	$1,939,641	78.08%	1.54%	4.85%	7.12%	8.56%	11.08%	3.56%	0.02%	18.48%

Delinquency by Product—FRM (1)(2)

Year	Original Balance	Current Balance	Percentage 60+ Days Delinquent (7)	Cumulative Loss Percentage (4)

	($ in thousands)
1998	$1,146,291	$306,021	13.74%	2.96%
1999	$1,287,740	$491,170	17.43%	3.21%
2000	$1,145,798	$522,086	22.26%	2.68%
2001	$1,148,697	$673,924	12.76%	0.50%
2002 (6)	$894,267	$639,463	1.55%	0.01%

Delinquency by Product—ARM (1)(2)

Year	Original Balance	Current Balance	Percentage 60+ Days Delinquent (7)	Cumulative Loss Percentage (4)

	($ in thousands)
1998	$938,427	$81,282	23.98%	3.32%
1999	$1,093,647	$262,635	26.69%	2.91%
2000	$932,839	$365,976	27.04%	1.73%
2001	$1,215,537	$809,339	16.82%	0.48%
2002 (6)	$1,589,807	$1,300,178	4.55%	0.02%

(1)	Includes loans originated by Saxon Capital, Inc. and Predecessor

(2)	As of December 31, 2002.

(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(4)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.

(5)

Loss severity is defined as the total loss claims divided by the actual unpaid principal balance at the time of liquidation.  Total loss claims include all accrued interest, fees and principal balances.

(6)	Loans funded during 1996 and 1997 have been called and resecuritized in accordance with the clean-up call provisions of the related securitization trusts.

(7)	60+ days delinquent comprises both securitized and unsecuritized loans. Includes loans foreclosed, REO, or held by a borrower who has declared bankruptcy.

          December 31, 2002 Compared to December 31, 2001

          Servicing segment revenues increased $6.6 million to $34.8 million for the year ended December 31, 2002 compared to $28.2 million for the year ended December 31, 2001.  The increase was primarily due to the increase in prepayment penalty income of $3.2 million due to significant prepayment activity, and a decrease of approximately $7.4 million of amortization for the year ended December 31, 2002 as compared to the year ended December 31, 2001, offset by an impairment charge during 2002 of $1.8 million and decreased third party servicing income of $3.2 million.

          Servicing segment net operating income increased $6.0 million to $14.3 million for the year ended December 31, 2002 compared to $8.3 million for the year ended December 31, 2001.  The increase was due to higher segment revenues of $6.6 million offset by $0.6 million in higher general and administrative expenses.

          We include all costs to service mortgage loans within the servicing segment.   Servicing segment revenues excludes servicing income on the Saxon Capital, Inc. portfolio as this is included as a component of interest income on a consolidated basis.  Our cost to service increased to 32 basis points during the fourth quarter as our servicing operations prepare for a servicing system conversion in 2003.

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

Financial Condition

          December 31, 2002 Compared to December 31, 2001

          Mortgage loans increased to $3.6 billion at December 31, 2002, from $1.7 billion at December 31, 2001.  This increase was the result of the origination and purchase of $2.5 billion of mortgage loans during 2002, offset by principal payoffs of $550.0 million and loan sales of $50.0 million for the year ended December 31, 2002.

          The allowance for loan loss increased to $40.2 million at December 31, 2002, from $21.0 million at December 31, 2001.  This increase was the result of the increase in our mortgage loan portfolio as well as the aging of our mortgage loan portfolio.

          MSRs decreased to $25.0 million at December 31, 2002, from $33.8 million at December 31, 2001. The decrease was due to amortization of servicing rights of $13.4 million during 2002, a permanent impairment of servicing rights of $1.6 million and a temporary impairment of $0.2 million.  The impairment of MSRs was the result of higher than anticipated prepayment activity during 2002.  These decreases in MSRs were offset by purchases for $6.4 million of rights to service $1.1 billion of mortgage loans during the year ended December 31, 2002.  After July 5, 2001 our securitizations are structured as financing, and servicing assets are not recorded related to those transactions.

          Restricted cash increased to $301.4 million at December 31, 2002, from $0.0 million at December 31, 2001.  The increase primarily represents principal proceeds received from the SAST 2002-3 securitization in excess of mortgage loans delivered to the trust.  On January 10, 2003, the 2002-3 securitization prefunding was closed and all the required mortgage loans were included in the securitization.

          Trustee receivable increased to $44.1 million at December 31, 2002, from $6.8 million at December 31, 2001.  On each payment date, the trust distributes SAST securitization loan payments to their related bondholders.  These loan payments are collected by the trust between cut-off dates, which is typically the 17th of each month. Therefore, all principal payments received subsequent to the cut-off date are recorded as a trustee receivable on the consolidated balance sheet.  These principal payments are retained by the trustee until the following payment date.

          Mortgage loan warehouse financing increased $191.0 million to $474.4 million at December 31, 2002, from $283.4 million at December 31, 2001.  This increase was the result of the timing of our securitizations as well as increased production during the fourth quarter of 2002 as compared to the fourth quarter of 2001.

          Securitization financing increased to $3.3 billion at December 31, 2002 from $1.3 billion at December 31, 2001.  This increase resulted from the execution of three asset-backed securitizations totaling $2.5 billion during the year ended December 31, 2002, offset by certificate payments of $500.0 million.  Also, during the third quarter of 2002 we executed a revolving facility for the securitized financing of a portion of our obligations as servicer to make advances of principal and interest payments on securitized mortgage loans. This facility allows us to have outstanding borrowings of up to $75.0 million on a revolving basis, secured by the receivables that represent our rights to be reimbursed for the servicing advances by the related securitization trusts.  The servicing related advances that we have pledged, or securitized, into this revolving facility are reported on our consolidated balance sheet within servicing related advances.  Total borrowings on this facility were $67.1 million during the year ended December 31, 2002, and offset by repayments, stood at $66.6 million at December 31, 2002.

          Stockholders’ equity increased $34.3 million to $286.3 million at December 31, 2002, from $252.0 million at December 31, 2001. The increase in stockholders’ equity is due primarily to net income of $27.4 million for the year ended December 31, 2002, the issuance of common stock under the Employee Stock Purchase Plan, and an increase in other comprehensive income related to gains on cash flow hedges of $5.2 million, net of tax, and unrealized gains on mortgage securities of $0.5 million, net of tax.

Liquidity and Capital Resources

          As a mortgage lending company, we need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. Currently, our primary cash requirements include the funding of:

•	mortgage originations and purchases pending their pooling and securitization;

•	the points and expenses paid in connection with the acquisition of correspondent and wholesale loans;

•	ongoing general and administrative expenses;

•	servicing advances;

•	interest expense on our warehouse lines of credit;

•	fees, expenses, and tax payments incurred in connection with our securitization program;

•	hedge transactions;

•	margin requirements on hedging instruments;

•	servicing acquisitions; and

•	federal estimated tax payments.

          We fund these cash requirements with cash received from:

•	borrowings secured by our mortgage loan portfolio and servicing advances;

•	principal and interest collections on our mortgage loan portfolio;

•	servicing fees and other servicing income;

•	points and fees collected from the origination of retail and wholesale loans;

•	issuance of equity and debt securities; and

•	whole loan sales.

          Liquidity Strategy

          Our liquidity strategy is to finance our mortgage portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset backed securities provides us a low cost method of financing our mortgage portfolio.  In addition, our strategy allows us to reduce our interest rate risk on our fixed rate loans by securitizing them.  An integral part of our liquidity strategy is our requirement to have sufficient committed warehouse financing, with a diverse group of counterparties.  This provides us with the ability to issue our asset-backed securities at optimal points in time.  Our ability to issue asset-backed securities depends on the overall performance of our assets, as well as the strength of the capital markets.  We seek to have committed financing facilities that approximate six months of our mortgage production, even though we expect to issue asset-backed securities on a quarterly basis.  Another component of our liquidity strategy is our intention of maintaining sufficient working capital to enable us to fund operating cash flow requirements in the event we were to fail to generate sufficient cash flows to cover our operating requirements.  Historically, we had funded our working capital requirements, with an unsecured facility with Dominion Capital.  We raised $118.6 million of additional working capital through our Rule 144A Offering in 2001 to provide the company with a source of working capital until such time that we attained positive cash flows from operations.  As of December 31, 2002, we have approximately $91 million of working capital and we had positive cash flows from operations.  It is common business practice to define working capital as current assets less current liabilities.  Since we do not have a classified balance sheet, we estimated our working capital to be $215 million by calculating working capital under this commonly used definition.  A reconciliation between our working capital calculation and the commonly defined working capital basis is provided below.  Management focuses on the disclosed working capital amount rather than the commonly used definition of working capital because it provides a more conservative approach to how much liquidity we have available to conduct business currently.

	Saxon Defined Working Capital	Commonly Defined Working Capital

	($ in thousands)
Unrestricted cash	$8,098	$8,098
Borrowing availability	30,710	—
Trustee receivable	—	44,128
Accrued interest	—	38,630
Accrued liabilities	—	(7,431)
Unsecuritized mortgage loans – payments less than one year	154,515	389,862
Warehouse financing facility – payments less than one year	(102,072)	(331,702)
Servicing advances	—	102,558
Financed advances - payments less than one year	—	(31,793)
Securitized loans – payments less than one year	—	1,209,039
Securitized debt - payments less than one year	—	(1,206,694)

Total	$91,251	$214,695

          Liquidity Resources

          We rely upon several lenders to provide us with credit facilities to fund our loan originations and purchases, as well as fund a portion of our servicing advances. We must be able to securitize loans and obtain adequate credit facilities and other sources of funding to be able to continue to originate and purchase loans.  Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms. The availability of these financing sources depends to some extent on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit and the availability of bank liquidity in general. If we are unable to extend or replace any of these facilities, we will have to curtail our loan production activities, which would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

          To accumulate loans for securitization, we borrow money on a short-term basis through secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans that are not securitized, we also may use committed facilities to finance the advances required by our servicing contracts.

          Our credit agreements require us to comply with various customary operating and financial covenants and cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. We were in compliance with all such covenants under these agreements as of and for the year ended December 31, 2002. The material terms and features of our secured credit facilities in place are as follows:

          JPMorgan Chase Bank Warehouse Facilities.  We have a $140 million, expandable to $150 million, warehouse line of credit led by the JPMorgan Chase Bank.  The facility contains a sub-limit for “Wet Collateral” (loans funded by us but for which the collateral custodian has not yet received the related loan documents) that can reach 40% of the facility amount and a sub limit for servicing advances for 20% of the facility amount. The facility expires December 9, 2003. The facility allows us to borrow against (1) the lesser of 98% of the principal balance of the mortgage loans or 95% of the fair market value of the mortgage loans, and (2) generally 90% of the servicing advance receivables pledged to the facility. In all circumstances, we are only able to borrow against the mortgage loan or servicing advance asset provided the asset meets certain credit and documentation characteristics as reviewed by the custodian, Deutsche Bank Trust Company Americas.  We have a separate $150 million facility with JPMorgan Chase Bank which provides the ability to borrow against “dry collateral” (a closed mortgage loan that has been fully funded and disbursed for which the custodian is in physical possession of the related mortgage loan file). The facility provides for the ability to borrow at the lesser of 95% of fair market value and 96% of the unpaid principal balance of the mortgage loans 0-59 days delinquent.  The facility expires on October 9, 2003.

          Greenwich Capital Warehouse Facilities.  We have a $175 million committed and secured warehouse facility with Greenwich Capital Financial Products, Inc. The facility provides for the ability to borrow at the lesser of 97% of fair market value and 100% of the par amount of the mortgage loans 0-59 days delinquent. Mortgage loans 60-180 days delinquent may be financed at lower borrowing percentages. The facility provides the ability to finance first lien loans.  The facility expires on June 26, 2004.  Additionally, we have a $150 million committed and secured warehouse facility with Greenwich Capital Financial Products, Inc.  This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides the ability to borrow at the lesser of 97% of fair market value and 100% of the par amount of the mortgage loans 0-59 days delinquent. Mortgage loans 60-180 days delinquent may be financed at lower borrowing percentages. The facility expires on July 18, 2003.

          Wachovia Warehouse Facility.  We have a $300 million committed and secured warehouse facility with Wachovia Bank, N.A. that provides us with the ability to borrow generally against the lesser of 95% of the fair market value or 98% of the par amount of our mortgage loans.  The facility provides a sublimit for wet loans.  The facility expires on June 26, 2003.

          CSFB Warehouse Facility.  We have a $250 million committed and secured warehouse facility with Credit Suisse First Boston Mortgage Capital, LLC. The facility provides us with the ability to borrow against mortgage loans, including wet collateral, at the lesser of 95% of the fair market value of the mortgage loans and 98% of the par amount of the mortgage loans. The facility expires April 1, 2003 and we are in the process of renegotiating this facility.

          Merrill Lynch Warehouse Facility.  We have a $250 million committed, secured warehouse facility with Merrill Lynch Mortgage Capital, Inc. which provides us with the ability to generally borrow against the lesser of 97% of the fair market value or 98% of the principal amount of the pledged mortgage loans.  Wet mortgage loans that are subject to a sublimit of $30 million may be financed at a lower borrowing percentage.  The facility expires on June 30, 2003.

          Saxon Advance Receivables Backed Certificates- We have a revolving facility for the securitization of up to $75 million of qualifying principal and interest advances.  This amount is committed until August 2005.

          At December 31, 2002 we had committed facilities in the amount of $1.49 billion.  The table below summarizes our facilities and their expiration dates.

Counterparty Committed Lines	Facility Amount	Expiration Date

($ in thousands)
JP Morgan Chase Bank and CDC Mortgage Capital	$140,000	December 9, 2003
Greenwich Capital Financial Products, Inc.	150,000	July 18, 2003
Greenwich Capital Financial Products, Inc.	175,000	June 26, 2004
Wachovia Bank, N.A.	300,000	June 26, 2003
CS First Boston Mortgage Capital, LLC	250,000	April 1, 2003
Merrill Lynch Mortgage Capital, Inc.	250,000	June 30, 2003
JPMorgan Chase Bank	150,000	October 9, 2003
Saxon Advance Receivables Backed Certificates	75,000	August 2005

Total committed facilities	$1,490,000

          Off Balance Sheet Items and Contractual Obligations

          In connection with the approximately $2.4 billion of mortgage loans securitized by us in off balance sheet structures since May 1996 and which are still outstanding as of December 31, 2002, we made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties.  In the event of a breach of these representations and warranties, we may be required to remove loans from a securitization and replace them with cash or substitute loans.  We have not reserved for any losses that may result from such an event.  At December 31, 2002 there were no obligations for any loans that had been securitized.  While we may have recourse to the sellers of loans we purchased, we cannot assure you that the sellers will be able to honor their respective obligations to us.

          In connection with the loans we service for others, we do not own any interests in the related securitized trusts or loan pools or have any other economic interests other than those associated with acting as servicer for the related mortgage loans.

          Our subsidiaries have commitments to fund mortgage loans of approximately $339.3 million and $197.8 million at December 31, 2002 and 2001, respectively.  This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

          Our subsidiaries are obligated under non-cancelable operating leases for property and equipment.  Future minimum rental payments for all of our operating leases as of December 31, 2002 totaled $25.2 million.

          Contractual Obligations and Commitments

          The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of December 31, 2002.

Payments Due by Period ($ in thousands)

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Warehouse financing facility – line of credit	$100,071	$100,071	$—	$—	$—
Warehouse financing facility – repurchase agreements	374,371	231,631	142,740	—	—
Securitization financing – servicing advances	66,565	31,793	34,772	—	—
Securitization financing – loans and real estate owned (1)	3,280,686	1,206,694	1,302,299	466,873	304,820
Note payable	25,000	—	25,000	—	—
Capital lease obligations	43	40	3	—	—
Operating leases	25,225	7,188	10,215	5,608	2,214

Total contractual cash obligations	$3,871,961	$1,577,417	$1,515,029	$472,481	$307,034

(1)	Amounts listed are bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

Other Commitments	Amount of Commitment Expiration Per Period ($ in thousands)

	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	Over 5 years

Warehouse financing facility – line of credit	$140,000	$140,000	$—	$—	$—
Receivables backed certificates	75,000	—	75,000	—	—
Warehouse financing facility – repurchase agreements	1,275,000	1,100,000	175,000	—	—

Total commercial commitments	$1,490,000	$1,240,000	$250,000	$—	$—

          Cash Flows

          For the year ended December 31, 2002, we had operating cash flows of $31.3 million.  For the period July 6, 2001 to December 31, 2001, we had negative operating cash flows of $28.1 million, due primarily to the increase in servicing related advances and net loss for the period.  For the period January 1, 2001 to July 5, 2001, we had negative operating cash flows of $583.3 million due to the delay in the timing of our 2001-2 securitization until August 2001.  For the year ended December 31, 2000, we had operating cash flows of $26.1 million.  Operating cash flows, as presented in our consolidated statements of cash flows, exclude the net proceeds from or repayments of mortgage warehouse financing.

Other Matters

          Related Party Transactions

          At December 31, 2002 and 2001, we had $11.9 million and $5.8 million, respectively, of unpaid principal balances within our mortgage loan portfolio, related to mortgage loans originated for employees.  These mortgage loans were underwritten to our underwriting guidelines.  When making loans to our employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 basis points from the market rate.  Effective December 1, 2002 we no longer renew or make any new loans to our executive officers or directors.

          During 2002 and 2001, we paid $0.3 million and $0.4 million, respectively, to OIC Design, Inc. (“OIC”) for marketing and printing material.  No amounts were paid during 2000.  The owner and principal officer of OIC is the spouse of our Executive Vice President.  The relationship with OIC was discontinued during 2002.

          Impact of New Accounting Standards

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 (rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements) requires that extinguishments of debt are to be classified in the income statement as ordinary income or loss and not to be included as an extraordinary item.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS No. 145 that are related to SFAS No. 13 are effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002.  Management will adopt the remaining provisions of SFAS No. 145 on January 1, 2003 and does not expect this to have an impact on our financial position, results of operations, or cash flows.

          In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002.   Effective January 1, 2003, management will implement SFAS No. 146, but does not expect this to have an impact on our financial position, results of operations, or cash flows.

          Effective October 2002, we adopted SFAS No. 147, Acquisitions of Certain Financial Institutions which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.  144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.   The adoption of SFAS No. 147 did not have a material impact on our consolidated results of operations and financial position.

          In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation.  This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  Accordingly, we have included the required additional disclosures in the notes to the 2002 consolidated financial statements.  The adoption of SFAS No. 148 did not have a material impact on our consolidated results of operations and financial position.

          In November 2002, FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which provides interpretation of FASB Statements No. 5, 57, and 107 and rescinds FASB Interpretation No. 34.  This Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has guaranteed to a creditor on behalf of a third party.  It also elaborates on disclosures a guarantor is to make in its interim and annual financial statements about any obligations under certain guarantees it has issued.  The effective date for the initial recognition and initial measurement provisions of this Interpretation is for guarantees issued or modified after December 31, 2002; however, the disclosure requirements are effective for financial statements ending after December 15, 2002.  The Company is not currently acting as guarantor in any capacity related to circumstances described by FASB Interpretation No. 45 and is therefore not impacted at this time.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities and the reporting and disclosure requirements of such.  Variable interests are defined as contractual, ownership or other pecuniary interests in an entity that change with changes in the entity’s net asset value.  This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The primary beneficiary is one that absorbs a majority of the expected losses, residual returns, or both as a result of holding variable interests.  If an entity has a variable interest in which it is the primary beneficiary, the entity must then include the variable interest entity’s assets, liabilities, and results of operations in its consolidated financial statements.  This Interpretation is immediately effective and must be applied to variable interest entities created after January 31, 2003 or in which an enterprise obtains an interest in after that date.  Effective February 1, 2003, management will implement Interpretation No. 46, but does not expect this to have an impact on our financial position, results of operations, or cash flows.

Effect of Inflation

          Inflation affects us most significantly in the area of loan originations and can have a substantial effect on interest rates. Interest rates normally increase during periods of high inflation (or in periods when the Federal Reserve Bank attempts to prevent inflation) and decrease during periods of low inflation.  See “Item 7A—Quantitative and Qualitative Disclosures about Market Risk—Management of Interest Rate Risk.”

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

           We define market risk as the sensitivity of income and stockholders' equity to changes in interest rates. Changes in prevailing market interest rates can cause two general types of effects on our business. First, any general increase in mortgage loan interest rates may tend to reduce customer demand for new mortgage loans for the mortgage industry generally, which can negatively impact our future production volume. Second, increases or decreases in interest rates can cause changes in our net interest margin on the mortgage loans that we own or are committed to fund, and as a result, cause changes in our net income and stockholders' equity. We refer to this second type of risk as our "managed interest rate risk", which is the subject of this Item 7A. Substantially all of our managed interest rate risk arises from debt related to the financing of our mortgage loan portfolio.

           Interest rate risk is managed within an overall asset/liability management framework. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates.

      Overview of Our Interest Rate Risk Profile

           Our managed interest rate risk arises primarily because our mortgage loan portfolio and related debt reprice, mature or prepay at different times or frequencies as market interest rates change. Our net interest margin generally increases in a falling interest rate environment and decreases in a rising interest rate environment.

           The increase in the net interest margin in a falling interest rate environment or decrease in the net interest margin in a rising rate environment tends to occur because our debt typically reprices faster than our mortgage loan portfolio. The slower repricing of assets results mainly from the lag effect inherent in our hybrid mortgage loans which are fixed for either two or three years and then adjust to market interest rates - subject to limitations - compared to our debt which is based on LIBOR.

      Types of Managed Interest Rate Risk

           Our managed interest rate risks include repricing, basis, and prepayment risk.

         Repricing risk

           Repricing risk is caused by differences in the maturities and/or repricing periods between our mortgage loan portfolio and the related debt that finances this portfolio. In periods of rising interest rates, net interest margin normally contracts, because the repricing period of debt normally is shorter than the repricing period of mortgage loans. This results in funding costs tending to rise faster than mortgage loan yields. Net interest margin normally increases in periods of falling interest rates as borrowing costs normally reprice downward faster than mortgage loan yields. Repricing risk is managed primarily by managing the repricing characteristics of interest-bearing liabilities through purchases and sales of appropriate financial derivative instruments.

         Basis risk

           Basis risk results from our mortgage loans and related debt reacting differently to interest rate movements due to their dependency on different indices or contractual differences governing the determination of the respective rates. This results in basis risk as the mortgage loan indices tending to move at a different rate or in a different direction than the rate on our borrowings.

         Prepayment risk

           Prepayment risk results from the ability of customers to pay off their mortgage loans prior to maturity. Generally, prepayments tend to increase in falling interest rate environments as a result of borrowers refinancing fixed- and adjustable-rate loans to lower coupon mortgage loans, and prepayments tend to decrease in rising interest rate environments. As a result, falling interest rate environments tend to cause decreases in the balance of our mortgage loan portfolio and related decreases in our net interest income.

      Management of Interest Rate Risk

           To manage repricing, basis, and prepayment risks, we use various derivative instruments such as options on futures, Eurodollar futures, interest rate caps and floors, interest rate swaps and swaptions. Generally, we seek to match derivative instruments to particular groups or pools of mortgage loans, and intend the derivatives to remain in place until securitization or other long-term financing of the related mortgage loans is in place. Through the structure of our long-term financings, we generally have, and seek to realize, opportunities to manage our interest rate risks, particularly with respect to fixed rate mortgages, by seeking to match the terms of the fixed rate mortgages with the fixed rate portion of the long-term financing. We continue to manage interest rate risks associated with variable-rate and other mortgages beyond the point of long-term financing by seeking to identify differences in the basis between our mortgage loans and related long-term financing, and to manage the repricing characteristics of our debt by continuing to purchase, hold, and sell appropriate financial derivatives.

           In selecting financial derivatives for interest rate risk management, we seek to select interest rate caps and floors, interest rate swaps, swaptions, sales of futures and purchases of options on futures designed to provide protection should interest rates on our debt rise. We seek to select derivatives with values that can be expected to rise and produce returns tending to offset reductions in net interest margin caused by increased borrowing costs in a rising rate environment.

       Counterparty Risk

          An additional risk that arises from our borrowing (including repurchase agreements) and derivative activities is counterparty risk. These activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as "counterparties." If a counterparty were to default, we could potentially be exposed to financial loss. We seek to mitigate this risk by limiting our derivatives transactions to counterparties that we believe to be well established, reputable and financially strong.

Maturity and Repricing Information

          The following table summarizes the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps and futures that we held as of December 31, 2002.

($ in thousands)	2003	2004	2005	2006	2007	Thereafter

Floors:
Notional amount	$188,462	—	—	—	—	—
Weighted average rate	2.25	—	—	—	—	—
Caps:
Notional amount	$182,000	$508,000	$468,225	—	—	—
Weighted average rate	4.13	4.72	5.59	—	—	—
Futures:
Notional amount	$52,500	$442,500	$462,500	$300,000	—	—
Weighted average rate	2.22	4.08	4.35	3.65	—	—

       Analyzing Rate Shifts

           In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves, using scenarios that we develop to provide relevant assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding Federal Reserve Bank("FRB") responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan portfolio over long periods of time. The table below represents the change in fair value of the various financial derivative instruments under the four different analysis scenarios that we currently use.

	Gradual Change in Rates

($ in thousands)	Scenario 1	Scenario 2	Scenario 3	Scenario 4

Mortgages	$(65,530)	$(13,645)	$1,131	$8,924
Futures	21,780	5,178	2,387	1,465
Sold Puts	(1,590)	—	—	—
Bought Calls	—	—	715	1,308
Sold Calls	(126)	(562)	(1,369)	(1,962)
Caps	4,144	70	70	343
Floors	—	(250)	(921)	(1,020)
Totals	$(41,322)	$(9,209)	$2,013	$9,058

          Scenario 1 – Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the FRB, with the assumption that the economy is growing at a pace inconsistent with a FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assume a hypothetical interest rate increase of nearly 400 basis points over a three-year period. Such an increase in interest rates is aggressive by historical standards, and provides us with a view of the fair value changes of our mortgage loans and hedge instruments under a severe stress of sensitivity.

          Scenario 2 – In this scenario we hypothetically project a less severe rise in interest rates compared to Scenario 1 in which the FRB gradually pushes interest rates higher as the economy expands to avoid more aggressive measures in the future. Under this scenario, we assume that interest rates have the potential to rise approximately 325 basis points, over the same three year period that we assume for purposes of Scenario 1.

          Scenario 3 – In this scenario we hypothetically project relatively stable short-term rates. This scenario assumes that the FRB is relatively patient, by historical standards, as the economy maintains a range of low growth, and thus the FRB is more concerned with economic expansion than inflation. Interest rates are assumed to rise modestly in year two, with only a 300 basis point increase over three years.

          Scenario 4 – This scenario assumes that the FRB determines that it must lower rates in the near term, and then begins to reverse previous interest rate cuts in year two, and more aggressively in year three, accounting for a 300 basis point increase in rates over the three year period.

          We believe that our method of analysis is valid and of significant assistance to us in managing our interest rate risks.

Item 8.      Financial Statements and Supplementary Data

          The consolidated financial statements of the Company and the related notes, together with our Independent Auditors’ Report thereon are set forth on pages F-1 through F-41 of this Form 10-K.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

PART III

Item 10.    Directors and Executive Officers of the Registrant

          The names and ages of the executive officers and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3).  The information required by this item regarding the Company’s directors will be included in the Company’s definitive proxy statement relating to our 2003 Annual Meeting of Stockholders to be held May 20, 2003, to be filed with the Commission within 120 days of December 31, 2002, under the caption “Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Compliance” and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3).

Item 11.    Executive Compensation

          The information called for by this item is incorporated by reference to “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Board Report on Compensation Committee Executive Compensation” in the definitive proxy statement, relating to our 2003 Annual Meeting of Stockholders to be held May 20, 2003, to be filed within 120 days of December 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information relating to our equity compensation plans as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,701,000	$10.09	1,131,673
Equity compensation plans not approved by security holders	1,675,000	$10.00	—

Total	4,376,000	$10.06	1,131,673

(1)	Includes 914,269 shares reserved for issuance under the Company’s Employee Stock Purchase Plan.

          Pursuant to resolutions of the Board of Directors, we entered into Stock Option Agreements dated August 15, 2001 with Edward G. Harshfield, Richard A. Kraemer and David Weeseling granting options to purchase 250,000 shares, 75,000 shares and 75,000 shares of our common stock, respectively, at an exercise price of $10.00 per share.  In addition, also pursuant to a resolution of the Board of Directors, we entered into a Stock Option Agreement dated November 6, 2001 with Thomas J. Wageman granting an option to purchase 75,000 shares of our common stock at an exercise price of $10.10 per share.  Each of the grants provides for 25% of the options to vest on each of the 1st, 2nd, 3rd and 4th anniversary dates of the stock option grant.  All options are exercisable for a period of 10 years following the date of the stock option grant.  As of December 31, 2002, no non-employee director options have been exercised.

          In connection with our private offering in 2001 described above, we granted warrants to Friedman, Billings, Ramsey & Co., Inc., (“FBR”) to purchase an aggregate of 1,200,000 shares of our common stock, of which 1,080,000 shares are beneficially owned by FBR, at an exercise price of $10.00 per share.  The warrants are exercisable for a period of five years, commencing on July 6, 2001.  As of December 31, 2002, no warrants have been exercised.

          The additional information called for by this item is incorporated by reference to “Security Ownership of Principal Stockholders and Management” in our definitive proxy statement, relating to our 2003 Annual Meeting of Stockholders to be held May 20, 2003, to be filed within 120 days of December 31, 2002.

Item 13.    Certain Relationships and Related Transactions

          The information called for by this item is incorporated by reference to “Certain Relationships and Related Transactions” in our definitive proxy statement relating to its Annual Meeting of Stockholders to be held May 20, 2003.

Item 14.    Controls and Procedures

          Within the 90 days prior to the date of this annual report, our Chief Executive Officer and Principal Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-14.  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in the periodic reports that we are required to file and submit to the SEC under the Exchange Act.

          There were no significant changes to our internal controls or in other factors that could significantly affect these internal controls subsequent to the date we carried out our evaluation of our internal controls.  There were no significant deficiencies or material weaknesses identified in the evaluation and, therefore, no corrective actions were taken.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

	1.	Consolidated Financial Statements—See “Index to Consolidated Financial Statements”

	2.	Exhibits—See “Exhibit Index”

(b)

On October 24, 2002, the Company filed a Form 8-K reporting the Company had issued a press release announcing the Company’s financial results for the third quarter 2002, and a copy of the press release was filed as an exhibit.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Richmond, Commonwealth of Virginia, on March 25, 2003.

SAXON CAPITAL, INC.

By:	/s/ MICHAEL L. SAWYER

Name:	Michael L. Sawyer
Title:	Chief Executive Officer

          Each person whose signature appears below hereby authorizes Michael L. Sawyer and Robert B. Eastep or either of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below and to file all amendments and/or supplements to the Annual Report on Form 10-K.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity in which to Sign	Date

/s/ EDWARD G. HARSHFIELD	Chairman of the Board of Directors	March 25, 2003

Edward G. Harshfield

/s/ RICHARD A. KRAEMER	Vice Chairman of the Board of Directors	March 25, 2003

Richard A. Kraemer

/s/ MICHAEL L. SAWYER	Chief Executive Officer and Director (principal executive officer)	March 25, 2003

Michael L. Sawyer

/s/ DENNIS G. STOWE	President and Director	March 25, 2003

Dennis G. Stowe

/s/ DAVID D. WESSELINK	Director	March 25, 2003

David D. Weeseling

/s/ THOMAS J. WAGEMAN	Director	March 25, 2003

Thomas J. Wageman

/s/ ROBERT B. EASTEP	Principal Financial Officer and Controller (principal financial officer)	March 25, 2003

Robert B. Eastep

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Michael L. Sawyer, certify that:

1.	I have reviewed this annual report on Form 10-K of Saxon Capital, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ MICHAEL L. SAWYER

	Name:	Michael L. Sawyer
	Title:	Chief Executive Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

I, Robert B. Eastep, certify that:

1.	I have reviewed this annual report on Form10-K of Saxon Capital, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules13a-14 and 15d-14) for the registrant and have:

b.   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

c. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

d. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003
/s/ ROBERT B. EASTEP

	Name:	Robert B. Eastep
	Title:	Principal Financial Officer

INDEX TO FINANCIAL STATEMENTS

Page

Independent Auditors’ Report	F-1
Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001	F-2

Consolidated Statements of Operations for the year ended December 31, 2002 (Saxon Capital, Inc.), for the period July 6, 2001 to December 31, 2001 (Saxon Capital, Inc.), for the period January 1, 2001 to July 5, 2001 (SCI Services, Inc.), and for the year ended December 31, 2000 (SCI Services, Inc.)

F-3

Consolidated Statements of Stockholders’ Equity for the year ended December 31, 2002 (Saxon Capital, Inc.) for the period July 6, 2001 to December 31, 2001 (Saxon Capital, Inc.), for the period January 1, 2001 to July 5, 2001 (SCI Services, Inc.), and for the year ended December 31, 2000 (SCI Services, Inc.)

F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2002 (Saxon Capital, Inc.) for the period July 6, 2001 to December 31, 2001 (Saxon Capital, Inc.), for the period January 1, 2001 to July 5, 2001 (SCI Services, Inc.), and for the year ended December 31, 2000 (SCI Services, Inc.)

F-5
Notes to Consolidated Financial Statements	F-6

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of
Saxon Capital, Inc.
Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Saxon Capital, Inc. and subsidiaries (the “Company”) (“Successor”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the Company and SCI Services, Inc. and subsidiaries (“Predecessor”) for the year ended December 31, 2002 (Successor), the period from July 6, 2001 through December 31, 2001 (Successor), the period from January 1, 2001 through July 5, 2001 (Predecessor), and the year ended December 31, 2000 (Predecessor).  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the year ended December 31, 2002 (Successor), the period from July 6, 2001 through December 31, 2001 (Successor), the period from January 1, 2001 through July 5, 2001 (Predecessor), and the year ended December 31, 2000 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Richmond, Virginia
March 14, 2003

Saxon Capital, Inc.
Consolidated Balance Sheets
(Dollars in thousands, except for share data)

	December31, 2002	December 31, 2001

Assets:
Cash	$8,098	$6,603
Accrued interest receivable	38,630	15,774
Trustee receivable	44,128	6,781
Mortgage loan portfolio	3,612,473	1,723,477
Allowance for loan loss	(40,227)	(20,996)

Net mortgage loan portfolio	3,572,246	1,702,481
Restricted cash	301,435	—
Servicing related advances	102,558	101,645
Mortgage servicing rights, net	24,971	33,847
Deferred tax asset	17,588	11,772
Real estate owned	14,563	2,583
Other assets	38,945	17,863

Total assets	$4,163,162	$1,899,349

Liabilities and stockholders’ equity:
Liabilities:
Accrued interest payable	$7,431	$3,197
Warehouse financing	474,442	283,370
Securitization financing	3,347,251	1,326,660
Note payable	25,000	25,000
Other liabilities	22,692	9,124

Total liabilities	3,876,816	1,647,351

Commitments and contingencies – Note 21	—	—
Stockholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; 28,235,781 and 28,050,100 shares issued and outstanding, respectively	282	281
Additional paid-in capital	259,267	258,004
Other comprehensive income, net of tax of $3,649 and $0	5,707	—
Retained earnings (accumulated deficit)	21,090	(6,287)

Total stockholders’ equity	286,346	251,998

Total liabilities and stockholders’ equity	$4,163,162	$1,899,349

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations
(Dollars in thousands, except for share data)

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	For the Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December31, 2000

Revenues:
Interest income	$214,063	$50,328	$15,331	$34,444
Interest expense	(87,068)	(23,457)	(11,524)	(24,875)

Net interest income	126,995	26,871	3,807	9,569
Provision for mortgage loan losses	(28,117)	(11,861)	(8,423)	(6,403)

Net interest income after provision for mortgage loan losses	98,878	15,010	(4,616)	3,166
Gain on sale of mortgage assets	365	—	32,892	79,234
Servicing income, net of amortization	35,260	12,213	16,670	23,677

Total net revenues	134,503	27,223	44,946	106,077
Expenses:
Payroll and related expenses, net	50,437	19,531	25,220	32,445
General and administrative expenses	38,425	15,662	16,684	27,681
Depreciation and amortization	1,903	503	3,736	7,308
Impairment of assets, net	—	—	7,301	108,445
Impairment of goodwill	—	—	44,963	—
Other (income) expense	(472)	1,771	(1,842)	2,802

Total expenses	90,293	37,467	96,062	178,681
Income (loss) before taxes	44,210	(10,244)	(51,116)	(72,604)
Income tax expense (benefit)	16,833	(3,957)	(21,609)	(24,084)

Net income (loss)	$27,377	$(6,287)	$(29,507)	$(48,520)

Earnings (loss) per common share: (1)
Average common shares – basic	28,103,695	28,050,100	28,050,100	28,050,100
Average common shares – diluted	29,165,184	28,050,100	28,050,100	28,050,100
Basic earnings (loss) per common share	$0.97	$(0.22)	$(1.05)	$(1.73)
Diluted earnings (loss) per common share	$0.94	$(0.22)	$(1.05)	$(1.73)

(1)	Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued as of July 6, 2001 were outstanding for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
(Dollars in thousands)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

SCI Services, Inc. (Predecessor)
Balance at January 1, 2000	—	$—	$254,113	$(6,400)	$97,944	$345,657
Capital infusions from Dominion Capital	—	—	40,000	—	—	40,000
Unrealized gain on mortgage securities				8,896		8,896
Less: tax effect				(2,496)		(2,496)
Net loss	—	—	—	—	(48,520)	(48,520)

Balance at December 31, 2000	—	—	294,113	—	49,424	343,537
Net loss	—	—	—	—	(29,507)	(29,507)
Disposition of SCI Services, Inc. on July 5, 2001.	—	—	(294,113)	—	(19,917)	(314,030)

Balance at July 5, 2001	—	—	—	—	—	—

Saxon Capital, Inc. (Successor)
Balance at July 6, 2001	—	—	—	—	—	—
Common stock issued in purchase acquisition	28,050,100	281	260,619	—	—	260,900
Costs associated with issuance of common stock	—	—	(2,615)	—	—	(2,615)
Net loss	—	—	—	—	(6,287)	(6,287)

Balance at December 31, 2001	28,050,100	281	258,004	—	(6,287)	251,998
Issuance of common stock	185,681	1	1,917	—	—	1,918
Costs associated with issuance of common stock	—	—	(654)	—	—	(654)
Comprehensive income:
Net income	—	—	—	—	27,377	27,377
Unrealized gain on mortgage securities	—	—	—	994	—	994
Less: accretion of unrealized gain on mortgage securities	—	—	—	(232)	—	(232)
Less: tax effect of above unrealized gain on mortgage securities	—	—	—	(297)	—	(297)
Gain on cash flow hedging instruments	—	—	—	9,976	—	9,976
Less: accretion of gain on cash flow hedging instruments	—	—	—	(1,382)	—	(1,382)
Less: tax effect of above hedging amounts	—	—	—	(3,352)	—	(3,352)

Total comprehensive income	—	—	—	5,707	27,377	33,084

Balance at December 31, 2002	28,235,781	$282	$259,267	$5,707	$21,090	$286,346

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
(Dollars in thousands)

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	For the Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December 31, 2000

Operating Activities:
Net income (loss) from operations	$27,377	$(6,287)	$(29,507)	$(48,520)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14,911	7,602	16,117	29,640
Deferred income taxes	(5,816)	(11,772)	(20,492)	(24,576)
Impairment on assets	1,803	—	51,987	—
Purchase and origination of mortgage loans	—	—	(1,224,885)	(2,103,228)
Proceeds from sale of mortgage loans	—	—	661,456	2,098,659
Principal collections and liquidations on mortgage loans	—	—	4,959	15,057
Interest-only residual assets retained from securitizations	—	—	(32,365)	(107,824)
Cash received from residuals	—	—	25,542	51,461
Subordinate bonds sold	—	—	—	14,770
Fair value adjustments on interest-only residual assets	—	—	—	100,697
Payments received on subordinate bonds	—	—	462	—
Provision for loan losses	28,117	11,861	8,423	6,403
Provision for advanced interest losses	5,211	3,400	—	—
Increase in servicing related advances	(913)	(23,806)	(49,398)	(4,222)
Decrease (increase) in accrued interest receivable	(22,856)	(11,905)	(3,012)	2,326
Increase (decrease) in accrued interest payable	4,234	1,769	104	(603)
Increase in trustee receivable	(37,347)	(6,781)	—	—
Net change in other assets and other liabilities	16,567	7,842	7,355	(3,904)

Net cash provided by (used in) operating activities	31,288	(28,077)	(583,254)	26,136

Investing Activities:
Purchase and origination of mortgage loans	(2,512,653)	(1,151,498)	—	—
Principal payments on mortgage loan portfolio	576,035	39,948	—	—
Proceeds from the sale of mortgage loans	49,881	69,580	—	—
Proceeds from the sale of real estate owned	5,132	—	—	—
Increase in restricted cash	(301,435)	—	—	—
Purchases of derivative instruments	(55,303)	(17,100)	—	—
Purchase of mortgage bonds	(6,969)	—	—	—
Principal payments received on mortgage bonds	3,495	—	—	—
Acquisition of Predecessor	—	(145,325)	—	—
Acquisition of mortgage servicing rights	(6,354)	(797)	(8,229)	(18,575)
Net capital expenditures	(4,864)	(1,518)	(4,064)	(3,285)

Net cash used in investing activities	(2,253,035)	(1,206,710)	(12,293)	(21,860)

Financing Activities:
Proceeds from issuance of securitization financing	2,616,954	1,374,983	—	—
Bond issuance costs	(9,983)	(4,422)	—	—
Principal payments on securitization financing	(576,719)	(45,404)	—	—
Proceeds from (repayment of) warehouse financing, net	191,072	(347,666)	552,311	(12,740)
Proceeds received from issuance of stock	1,918	260,900	—	—
Repayment of note payable	—	—	(9,500)	(9,500)
Contributions from former parent	—	—	55,300	17,983

Net cash provided by (used in) financing activities	2,223,242	1,238,391	598,111	(4,257)

Net increase in cash	1,495	3,604	2,564	19
Cash at beginning of period	6,603	2,999	435	416

Cash at end of period	$8,098	$6,603	$2,999	$435

Supplemental Cash Flow Information:
Cash paid for interest	$101,340	$24,456	$11,420	$25,478
Cash paid (refunds received) for taxes	12,408	5,762	(2,475)	(6,818)
Non-Cash Financing Activities:
Conversion of intercompany borrowings from parent to capital	$—	$—	$—	$40,000
Transfer of loans to real estate owned	23,879	2,280	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(1)     Organization and Summary of Significant Accounting Policies

          (a)     The Company and Principles of Consolidation

          Saxon Capital, Inc. (the “Company”) (NASDAQ:  SAXN) was formed on April 23, 2001.  The Company acquired all of the issued and outstanding capital stock of SCI Services, Inc. (“Predecessor”) from Dominion Capital, Inc. (“Dominion Capital”) on July 6, 2001.  The Company had no activities between April 23, 2001 and the acquisition of SCI Services, Inc.  In connection with the acquisition of Saxon Capital, Inc., the Company sold 28.1 million shares in a private placement offering.  See Note 20 for further discussion.

          The acquisition of SCI Services, Inc. was recorded as a purchase.  As such, the 2001 consolidated financial statements include the results of operations for the Company from July 6, 2001 to December 31, 2001 and for SCI Services, Inc. from January 1, 2001 to July 5, 2001.

          The Company, through its wholly-owned subsidiaries Saxon Mortgage, Inc. (“Saxon Mortgage”) and America’s MoneyLine, Inc. (“America’s MoneyLine”) is licensed to originate loans or is exempt from licensing requirements, in 49 states.  Its activities consist primarily of originating and purchasing single-family residential mortgage loans and home equity loans through three production channels—brokers, correspondent lenders, and direct consumers.  The Company may also, as servicer of record, purchase loans from prior securitizations pursuant to the clean-up call provisions of the trusts.  In addition, the Company, through its wholly-owned subsidiary Saxon Mortgage Services, Inc., formerly Meritech Mortgage Services, Inc., (“Saxon Mortgage Services”), services and sub-services single-family mortgage loans throughout the country that primarily have been purchased or originated by the Company.  The Company, headquartered in Glen Allen, Virginia, has operation centers of its subsidiaries in Fort Worth, Texas and Foothill Ranch, California and 20 branch offices located throughout the country at December 31, 2002.  The focus of the Company is on originating, purchasing and securitizing loans to homebuyers who generally do not meet the underwriting guidelines of one of the government-sponsored agencies such as the Federal Home Loan Mortgage Corporation, “Freddie Mac”, the Federal National Mortgage Association, “Fannie Mae”, and the Government National Mortgage Association, “Ginnie Mae”. Loans originated or purchased by the Company are extended on the basis of equity in the borrower’s property and the creditworthiness of the borrower.  The Company accumulates such loans until a sufficient volume has been reached to securitize into an asset-backed security.  Use of the term “Company” throughout these Notes to Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company.

          The consolidated financial statements of the Company include the accounts of all wholly-owned subsidiaries.  All inter-company balances and transactions have been eliminated in consolidation.

          (b)     Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.  The recorded balances most affected by the use of estimates are the allowance for loan loss, hedging activities, valuation of servicing rights, income taxes, and the impairment assessment of goodwill.

          (c)     Mortgage Loan Portfolio

          Mortgage loans are held for investment and consist of mortgage loans secured by single-family residential properties (which may include manufactured homes affixed to and classified as real property under applicable law), condominiums, and one-to-four unit properties.  Loan origination fees and certain direct loan origination costs, as well as any premiums or discounts from acquiring mortgage loans are deferred as an adjustment to the cost basis of the loans.  These fees and costs are amortized over the life of the loan on a level yield basis.

          The Predecessor structured its securitizations as a sale of the mortgage loans, with a corresponding one-time recognition of gain or loss.  As a result of this accounting treatment, the mortgage loans were removed from the consolidated balance sheet at the time of securitization except for certain residual interests retained in the Predecessor’s securitizations.

          Since July 6, 2001, the Company has structured securitizations as financing transactions, and accordingly holds the mortgage loans for investment.   These securitizations do not meet the qualifying special purpose entity criteria because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by the Company; also, the Company, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any mortgage loans securitized through a securitization trust that become troubled.  Accordingly, following a securitization, the mortgage loans remain on the consolidated balance sheet and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans.  The Company records interest income on the mortgage loans and interest expense on the debt securities issued in the securitization over the life of the debt obligations, instead of recognizing a one-time gain or loss upon completion of a sale.

          (d)     Securitization of Servicing Related Advances

          The Company has securitized a portion of its servicing related advances related to the principal or interest advances the Company is obligated to make as servicer.  This securitization is structured as a financing transaction.  Accordingly, the servicing related advances remain on the consolidated balance sheet and the securitization indebtedness is recorded.

          (e)     Called Loans

          Called loans are performing or non-performing mortgage loans acquired from outstanding securitizations pursuant to the clean-up call option that the servicer has. This option permits the servicer to purchase the remaining securitized loans when the total outstanding amount falls to a specified level, typically 10% of the original principal balance.  Called loans are recorded on the consolidated balance sheets at the price paid.  The Company generally intends to either securitize or sell the mortgage loans that it acquires in these transactions.

          (f)     Provision for Mortgage Loan Loss

          The Company evaluates the adequacy of its allowance for loan loss monthly.  Provision for loan losses on mortgage loans is recorded to maintain the allowance for loan loss at an appropriate level for currently existing probable losses of principal, interest and fees, uncollected and advanced interest, and associated unamortized basis adjustments.  Provision amounts are charged as a current period expense to operations.  The Company charges off uncollectible loans at the time of liquidation or at the time the loan is transferred to real estate owned.  The Company defines a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms.  Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status, applying the Company’s historical loss experience, and other relevant economic data.  Allowance for loan loss estimates are reviewed monthly and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of the Company’s control and due to the characteristics of the portfolio and migration into various credit risks, such as mortgagee payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

          (g)     Real Estate Owned

          When a loan is deemed to be uncollectible and foreclosed, it is transferred to real estate owned at the lower of cost or net realizable value.  Net realizable value is defined as the property’s fair value less estimated costs to sell.  Individual real estate owned properties are periodically reviewed and additional impairments are recorded, as required.  Costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred.

          (h)     Interest Income

          The Company earns interest income on mortgage loans as contractually due on the mortgage loan.  Nonaccrual mortgage loans are loans on which accrual of interest has been suspended.  Interest income is suspended on all mortgage loans when principal or interest payments are more than three months contractually past due.  Accrual of income on nonaccrual mortgage loans is resumed if the receivable becomes less than three months contractually past due.  Accrued interest losses are provided for within the allowance for loan loss reserve.

          (i)     Interest-only Residual Assets and Subordinate Bond Investments

          In recording and accounting for interest-only residual assets (“I/Os”) prior to July 6, 2001, the Predecessor made assumptions, which were believed to reasonably reflect economic and other relevant conditions that affect fair value, which were then in effect, about rates of prepayments, and defaults and the value of collateral.  Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of the collateral generally differed from the initial estimates, and these differences were sometimes material.  The I/Os and related hedges, and subordinate bonds recorded at July 5, 2001 were assigned to Dominion Capital and are no longer included on the Company’s consolidated balance sheet.

          (j)     Mortgage Servicing Rights

          The Company recognizes as a separate asset the rights to service mortgage loans for others once such rights are contractually separated from the underlying mortgage loans, for both loans originated by the Company prior to July 6, 2001 and acquired servicing rights from third parties.  Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income and are recorded at the lower of amortized cost or fair value on the consolidated balance sheets.  Mortgage servicing rights are assessed periodically to determine if there has been any impairment to the recorded balance, based on fair value at the date of the assessment and by stratifying the mortgage servicing rights based on underlying loan characteristics, specifically by quarter of capitalization.  In addition, the Company periodically evaluates its mortgage servicing rights for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the mortgage servicing rights are not recoverable, the related mortgage servicing rights and the previously established valuation allowance are correspondingly reduced to reflect the other than temporary impairment.  Since July 6, 2001, the Company’s securitizations are treated as financings, and accordingly the Company has not capitalized any mortgage servicing rights upon securitization.

          (k)     Servicing Revenue Recognition

          Mortgage loans serviced require regular monthly payments from borrowers.  Income on loan servicing is generally recorded as payments are collected and is based on a percentage of the principal balance of the respective loans. Loan servicing expenses are charged to operations when incurred.  The contractual servicing fee is recorded as a component of interest income on the consolidated statements of operations for loans owned by the Company, and it is recorded as servicing income on the consolidated statements of operations for loans serviced for others.  Prepayment penalty income is included within servicing income on the consolidated statements of operations and represents all contractual income received for loans in which a borrower chose to prepay before a contractual time period.  Prepayment penalty income is recorded when collected.

          (l)     Federal Income Taxes

          The Company accounts for certain income and expense items differently for income tax purposes than for financial reporting purposes.  Deferred taxes represent temporary differences between GAAP and tax basis of assets and liabilities.  Saxon Capital, Inc. and its subsidiaries file consolidated federal income tax returns.  Before July 6, 2001, the Company’s results of operations were included in the consolidated Federal income tax return of its former parent.

          The Company measures and records deferred tax assets and liabilities for all temporary differences.  Temporary differences occur when events and transactions recognized for financial reporting purposes result in taxable or tax deductible amounts in future periods.

          (m)     Derivative Financial Instruments

          The Company may use a variety of financial instruments to hedge the exposure to changes in interest rates.  The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial futures (“Interest Rate Agreements”) to manage the sensitivity to changes in market interest rates.  The Interest Rate Agreements used have an active secondary market, and none are obtained for speculation or trading.  These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At trade date, these instruments and their hedging relationship are identified, designated and documented.

          The Company currently accounts for its derivative financial instruments as cash flow hedges with the objective of hedging interest rate risk.  The fair value of the Company’s derivative instruments, along with any margin accounts associated with the contracts, are included in other assets.  Any changes in fair value of derivative instruments related to hedge effectiveness are reported in accumulated other comprehensive income.  Changes in fair value of derivative instruments related to hedge ineffectiveness and activity that does not qualify for hedge treatment are recorded as adjustments to earnings.

          All derivatives are recognized on the balance sheet at their fair value.  On the date the derivative contract is entered into, the Company designates the derivative as a cash flow hedge, which hedges the variable rate debt of a recognized liability.  Changes in the fair value of derivatives are recorded in other assets.  The effectiveness attributable to the hedged risk is recorded in other comprehensive income.  Other comprehensive income is amortized or accreted into earnings through interest expense as the hedged transaction affects earnings.  Accordingly, ineffectiveness related to changes in the fair value of hedging instruments is recognized in current period earnings.

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

          When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value.  Any change in the fair value of a derivative no longer qualifying as effective, is recognized in current period earnings.   When a hedge is terminated it is derecognized at the time of termination.  For terminated hedges or hedges that no longer qualify as effective, the effective position previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item.

          If the hedged transaction is extinguished, the Company typically terminates any applicable hedges. However, if the Company continues to hold the derivatives, they continue to be recorded on the balance sheet at fair value with any changes being recorded to current period earnings.

          (n)     Property and Equipment

          Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over a period of three to forty years.  Additions to property, equipment, leasehold improvements, and major replacements or improvements are capitalized at cost.  Maintenance, repairs and minor replacements are expensed when incurred.

          Capital leases are classified as property and equipment in the accompanying consolidated balance sheets.  The amounts representing capital lease obligations are amortized using the interest method to allocate payments between principal reduction and interest expense.  The initial carrying amounts represent the present value of the future rental payments discounted at the lower of the incremental borrowing rate of the lessee or the interest rate implicit in the lease.

          (o)     Goodwill

          Goodwill is the excess of the cost over fair value of identifiable assets or intangibles acquired in business combinations.  SCI Services, Inc. goodwill was amortized on a straight-line basis over 40 years and was evaluated for impairment annually.  See Note 16 for a discussion of SCI Services, Inc. goodwill impairment.  The acquisition of Saxon Capital, Inc. resulted in goodwill of $3.2 million.  Goodwill is included in other assets, and is not amortized but is evaluated annually for impairment.

          (p)     Stock Options

          The Company has elected to follow APB 25, Accounting for Stock Issued to Employees, the intrinsic value method, in accounting for its stock option plans for stock options issued to employees and non-employee directors.  Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.  Any options issued to consultants are expensed.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to stock-based employee compensation.

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	Year Ended December 31, 2000

	($ in thousands)
Net income, as reported	$27,377	$(6,287)	$(29,507)	$(48,520)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,407)	(1,068)	—	—

Pro forma net income	$24,970	$(7,355)	$(29,507)	$(48,520)

Earnings per share:
Basic – as reported	$0.97	$(0.22)	$(1.05)	$(1.73)

Basic – pro forma	$0.89	$(0.26)	$(1.05)	$(1.73)

Diluted – as reported	$0.94	$(0.22)	$(1.05)	$(1.73)

Diluted – pro forma	$0.86	$(0.26)	$(1.05)	$(1.73)

          (q)     Restricted Cash

          Restricted cash of the Company includes amounts required for prefunding the 2002-3 securitization and cash pledged as collateral to certain trusts.  Prefunded amounts are held in a trust account and made available during the prefunding period to purchase subsequent mortgage loans.  At the end of the prefunding period, any prefunded amounts not used to purchase mortgage loans are distributed as principal prepayments to the certificate holders or may be returned to the Company.  On January 10, 2003, the 2002-3 securitization prefunding was closed and all the required mortgage loans were included in the securitization.

          (r)     Trustee Receivable

          On each payment date, the trust distributes SAST securitization loan payments to their related bondholders.  These loan payments are collected by the trust between cut-off dates, which is typically the 17th of each month. Therefore, all principal payments received subsequent to the cut-off date are recorded as a trustee receivable on the consolidated balance sheet.  These principal payments are retained by the trustee until the following payment date.

          (s)     Reclassifications

          Certain amounts for 2001 and 2000 have been reclassified to conform to presentations adopted in 2002.

          (t)     Recently Issued Accounting Standards

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 (rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements) requires that extinguishments of debt are to be classified in the income statement as ordinary income or loss and not to be included as an extraordinary item.  The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002.  Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS No. 145 that are related to SFAS No. 13 are effective for transactions occurring after May 15, 2002.  All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002.  Management will adopt the remaining provisions of SFAS 145 on January 1, 2003, but does not expect this to have an impact on the financial position, results of operations, or cash flows of the Company.

          In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002.   Effective January 1, 2003, management will implement SFAS 146, but does not expect this to have an impact on the financial position, results of operations, or cash flows of the Company.

          Effective October 2002, the Company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No.  144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method.   The adoption of SFAS No. 147 did not have a material impact on the Company’s consolidated results of operations and financial position.

           In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation.  This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  This statement is effective for financial statements for fiscal years ending after December 15, 2002.  Accordingly, the Company has included the required additional disclosures in the 2002 consolidated financial statements.  The adoption of SFAS No. 148 did not have a material impact on the Company’s consolidated results of operations and financial position.

          In November 2002, FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which provides interpretation of FASB Statements No. 5, 57, and 107 and rescinds FASB Interpretation No. 34.  This Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has guaranteed to a creditor on behalf of a third party.  It also elaborates on disclosures a guarantor is to make in its interim and annual financial statements about any obligations under certain guarantees it has issued.  The effective date for the initial recognition and initial measurement provisions of this Interpretation is for guarantees issued or modified after December 31, 2002; however, the disclosure requirements are effective for financial statements ending after December 15, 2002.  The Company is not currently acting as guarantor in any capacity related to circumstances described by FASB Interpretation No. 45 and is therefore not impacted at this time.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities and the reporting and disclosure requirements of such.  Variable interests are defined as contractual, ownership or other pecuniary interests in an entity that change with changes in the entity’s net asset value.  This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  The primary beneficiary is one that absorbs a majority of the expected losses, residual returns, or both as a result of holding variable interests.  If an entity has a variable interest in which it is the primary beneficiary, the entity must then include the variable interest entity’s assets, liabilities, and results of operations in its consolidated financial statements.  This Interpretation is immediately effective and must be applied to variable interest entities created after January 31, 2003 or in which an enterprise obtains an interest in after that date. In connection with the loans the Company services for others, the Company does not own any interests in the related securitized trusts or loan pools or have any other economic interests other than those associated with acting as servicer for the related mortgage loans.  Effective February 1, 2003, management will implement Interpretation No. 46, but does not expect this to have an impact on our financial position, results of operations, or cash flows.

(2)     Earnings Per Share

          Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options or warrants.  Diluted earnings per share is based on the weighted average number of common shares, dilutive stock options and dilutive stock warrants outstanding during the year.  Computations of earnings per common share were as follows:

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001(1)	Year Ended December 31, 2000 (1)

	($ in thousands, except per share amounts)
Basic:
Net income	$27,377	$(6,287)	$(29,507)	$(48,520)
Weighted average common shares outstanding	28,104	28,050	28,050	28,050

Earnings per share	$0.97	$(0.22)	$(1.05)	$(1.73)

Diluted:
Net income	$27,377	$(6,287)	$(29,507)	$(48,520)
Weighted average common shares outstanding	28,104	28,050	28,050	28,050
Dilutive effect of stock options and warrants	1,061	—	—	—

Weighted average common shares outstanding – diluted	29,165	28,050	28,050	28,050

Earnings per share	$0.94	$(0.22)	$(1.05)	$(1.73)

(1)	Earnings per common share for periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued as of July 6, 2001were outstanding throughout the periods presented.

(3)     Mortgage Loan Portfolio

          The Company’s subsidiaries purchase and originate fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years.  These mortgage loans are secured by single-family residential properties (which may include manufactured homes affixed to and classified as real property under applicable law), condominiums and one-to-four unit properties, and are being recorded at the lower of cost or estimated fair value.  Most of these mortgage loans are pledged as collateral for a portion of the warehouse financing and securitization financing.

          Approximately 23% and 24% of the property securing the Company’s mortgage loan portfolio was located in the state of California at December 31, 2002 and December 31, 2001, respectively.  No other state comprised more than 8% of our mortgage loan portfolio at December 31, 2002 or December 31, 2001.

          During the year ended December 31, 2002, the Company completed three securitizations of mortgage loans ($2.2 billion in principal balances and $81.5 million in unamortized basis adjustments). During the period July 6, 2001 to December 31, 2001, the Company completed two securitizations of mortgage loans ($1.4 billion in principal balances and $44.2 million in unamortized basis adjustments).

          Mortgage loans as of December 31, 2002 and December 31, 2001 were as follows:

	December 31, 2002	December 31, 2001

	($ in thousands)
Securitized mortgage loans - principal balance	$2,933,099	$1,310,405
Unsecuritized mortgage loans - principal balance	550,103	353,352
Unamortized basis adjustments (1)	151,095	70,268
Unamortized basis adjustments (2)	(21,824)	(10,548)

Ending balance	$3,612,473	$1,723,477

(1)	Included in the unamortized basis adjustments are premiums, hedge basis adjustments, and deferred origination costs.

(2)	Included in the unamortized basis adjustments are discounts and deferred income.

          From time to time, the Company may choose to sell certain mortgage loans rather than securitize them.  The following chart summarizes the Company’s activity with respect to sold mortgage loans during the periods presented.

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	Year Ended December 31, 2000

	($ in thousands)
Performing mortgage loans	$29,819	$66,765	$—	$—
Delinquent mortgage loans (1)	22,985	3,430	5,057	—

Total mortgage loans sold	52,804	70,195	5,057	—
Basis adjustments	(2,646)	1,204	176	—
Cash received	50,523	71,399	4,158	—

Gain (loss)	$365	$—	$(1,075)	$—

(1)	Includes real estate owned.

(4)     Allowance for Loan Loss

          The Company is exposed to risk of loss from its mortgage loan portfolio and establishes this allowance for loan loss taking into account a variety of criteria including the contractual delinquency status and historical loss experience.  The adequacy of this allowance for loan loss is evaluated monthly and adjusted based on this review.

          Activity related to the allowance for loan loss for the mortgage loan portfolio for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	Year Ended December 31, 2000

	($ in thousands)
Beginning balance	$20,996	$3,978	$3,607	$1,035
Acquisition related provision	—	3,072	—	—
Provision for loan losses	33,328	15,261	8,423	6,403
Charge-offs	(14,097)	(1,315)	(8,052)	(3,831)

Ending balance	$40,227	$20,996	$3,978	$3,607

          Provision for losses on advanced interest in the amount of $5.2 million for the year ended December 31, 2002 and $3.4 million for the period July 6, 2001 to December 31, 2001 is included as a component of interest income in the consolidated statements of operations and is included in the above table within provision for loan losses.  There were no provisions made for losses on advanced interest for the period from January 1, 2001 to July 5, 2001 and the year ended December 31, 2000.

          Since our divestiture, charge-offs include $8.9 million for the year ended December 31, 2002 and $0.9 million for the period July 6, 2001 to December 31, 2001, related to transfers to real estate owned being recorded at the lower of cost or net realizable value.

(5)     Mortgage Servicing Rights

          Mortgage servicing rights represent the carrying value of the Company’s servicing portfolio.  As of December 31, 2002, the fair value of the mortgage servicing rights was measured at $26.8 million.  The following table summarizes activity in mortgage servicing rights for the year ended December 31, 2000, the period January 1 to July 5, 2001, the period July 6 to December 31, 2001, and the year ended December 31, 2002:

Mortgage Servicing Rights

($ in thousands)
SCI Services, Inc. (Predecessor)
Balance at December 31, 2000	$40,416
Retained from securitizations	18,575
Amortization	(11,157)

Balance at January 1, 2001	47,834

Retained from securitizations	5,439
Purchased	2,790
Amortization	(14,447)

Balance at July 5, 2001	$41,616

Saxon Capital, Inc. (Successor)
Balance at July 6, 2001	$41,616
Purchased	797
Amortization	(8,566)

Balance at December 31, 2001	33,847

Purchased	6,354
Amortization	(13,427)
Permanent impairment	(1,569)
Temporary impairment	(234)

Balance at December 31, 2002	$24,971

          The following table summarizes the activity of our valuation allowance:

Valuation Allowance

($ in thousands)
Balance at January 1, 2002	$—
Impairment	(1,803)
Permanent impairment	1,569

Balance at December 31, 2002	$(234)

          As of December 31, 2002, the following table summarizes the remaining estimated projected amortization expense for mortgage servicing rights for each of the five succeeding years:

December 31,

($ in thousands)
2003	$5,600
2004	4,077
2005	3,219
2006	2,536
2007	2,007
Thereafter	7,532

Total	$24,971

          Prior to July 6, 2001, MSRs were recorded on the consolidated balance sheet at the time of securitization as loans were sold; however, subsequent to July 5, 2001, no MSRs are recorded at the time of securitization as loans are financed.  Key economic assumptions used in measuring the mortgage servicing rights at the date of securitization resulting from securitizations completed during 2001 were as follows (rate * per annum):

2001

Prepayment speed	22 CPR – 65 CPR(1)
Weighted average life—loans (in years)	3.28
Expected credit losses	3.22%
Residual cash flow discount rate	15.00%

*	Weighted-average rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

(1)	Fixed rate loans ramp up to 25 CPR (“Constant Prepayment Rate”) over 16 months and thereafter.

Adjustable rate loans ramp up to 65 CPR over 16 months; ramping down to 40 CPR over the subsequent 12 months and thereafter.

Second liens ramp up to 35 CPR over 16 months; ramping down to 22 CPR over the subsequent 26 months and thereafter.

Two-year hybrid loans ramp up to 32 CPR over 14 months; ramping up to 65 CPR in month 25; ramping down to 31 CPR over the subsequent 7 months and thereafter.  Three-year hybrid loans ramp up to 32 CPR over 14 months; ramping up to 60 CPR in month 37; ramping down to 31 CPR over the subsequent 7 months and thereafter.

          At December 31, 2002 and 2001, the fair value and weighted average life in years of the mortgage servicing rights were as follows:

	2002 (1)		2001(1)

	Fair Value	Weighted- average life of collateral	Fair Value	Weighted- average life of collateral

	($ in thousands)
1996 Deals	$—	—	$357	2.47
1997 Deals	—	—	1,221	2.35
1998 Deals	2,984	3.00	4,432	2.71
1999 Deals	4,887	2.77	9,468	2.67
2000 Deals	6,869	3.24	13,408	2.69
2001 Deals	2,497	3.47	3,748	2.83
2002 Deals	9,515	3.74	—	—

Total	$26,752		$32,634

(1)	Excludes purchased mortgage servicing rights.

          The table below indicates the key economic assumptions and the sensitivity to immediate 20%, 25% and 50% adverse prepayment speeds used to value mortgage servicing rights as of December 31, 2002:

	Mortgage Servicing Rights

	Current Assumptions	20 % Adverse Effect	25 % Adverse Effect	50 % Adverse Effect

	($ in thousands)
1998 Deals	39 CPR – 44 CPR	$(1,061)	$(1,190)	$(1,763)
1999 Deals	35 CPR – 44 CPR	(1,586)	(1,795)	(2,717)
2000 Deals	38 CPR – 43 CPR	(1,616)	(1,981)	(3,599)
2001 Deals	37 CPR – 38 CPR	(525)	(644)	(1,169)
2002 Deals	37 CPR – 49 CPR	(2,001)	(2,456)	(4,474)

Total		$(6,789)	$(8,066)	$(13,722)

          The table below indicates the immediate sensitivity on the current fair value of mortgage servicing rights using a 20%, 22% and 24% discount rate as of December 31, 2002:

	Mortgage Servicing Rights

	Current Assumptions	20% Discount Rate	22% Discount Rate	24% Discount Rate

	($ in thousands)
1998 Deals	12.74% - 13.00%	$(628)	$(641)	$(654)
1999 Deals	12.51% - 14.52%	(242)	(265)	(287)
2000 Deals	13.11% - 13.66%	(413)	(451)	(489)
2001 Deals	13.25% - 13.31%	(151)	(164)	(178)
2002 Deals	13.63% - 14.54%	(646)	(705)	(763)

Total		$(2,080)	$(2,226)	$(2,371)

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

(6)     Loan Servicing Portfolio

          As of December 31, 2002 and 2001, the Company serviced a portfolio consisting of loans in all 50 states.  The loan servicing portfolios as of December 31, 2002 and 2001 are summarized below:

	December 31, 2002		December 31, 2001

	Number of Loans	Principal Balance	Number of Loans	Principal Balance

	($ in thousands)
Saxon Capital, Inc. (1)	28,002	$3,505,255	13,179	$1,537,309
Dominion Capital (2).	27,691	2,355,149	44,408	4,065,199
Credit Suisse First Boston	6,293	823,234	3,350	432,720
Greenwich Capital, Inc	4,772	735,150	1,246	88,600
Dynex Capital, Inc	962	98,310	1,413	154,297
Fannie Mae, Freddie Mac, and Ginnie Mae	1,333	36,594	1,668	49,525
Various government entities and other investors	573	21,868	690	27,654

Total	69,626	$7,575,560	65,954	$6,355,304

(1)	Includes loans securitized by Saxon Capital, Inc. from July 6, 2001 to December 31, 2002.

(2)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

          The following table summarizes information about the delinquency of the Company’s mortgage loan portfolio:

	Years Ended December 31,

Total Delinquencies and Loss Experience	2002	2001

	($ in thousands)
Total outstanding principal balance (at period end)	$3,505,255	$1,665,060
Delinquency (at period end):
30-59 days:
Principal balance	$209,600	$133,261
Delinquency percentage	5.98%	8.00%
60-89 days:
Principal balance	$68,263	$22,202
Delinquency percentage	1.95%	1.33%
90 days or more:
Principal balance	$37,685	$9,153
Delinquency percentage	1.08%	0.55%
Bankruptcies (1):
Principal balance	$55,339	$7,332
Delinquency percentage	1.58%	0.44%
Foreclosures:
Principal balance	$78,910	$24,308
Delinquency percentage	2.25%	1.46%
Real Estate Owned:
Principal balance	$22,878	$3,578
Delinquency percentage	0.65%	0.21%
Total Seriously Delinquent including real estate owned (2)	7.06%	3.81%
Total Seriously Delinquent excluding real estate owned	6.41%	3.59%
Net losses on liquidated loans – GAAP basis	$14,097	$1,315
Percentage of losses on liquidated loans	0.18%	—
Loss severity on liquidated loans (3)	24.75%	4.79%

(1)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy.

(2)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(3)

Loss severity is defined as the total loss claims divided by the actual unpaid principal balance at the time of liquidation.  Total loss claims include all accrued interest, fees and principal balances.

(7)     Servicing Related Advances

          When borrowers are delinquent in making monthly payments on mortgage loans included in a securitization, the Company generally is required to advance principal payments, interest payments, insurance premiums, property taxes, and property protection costs with respect to the delinquent mortgage loans to the extent that the advances are ultimately recoverable from proceeds of the related loan or mortgaged property.

          For servicing related advances made for loans associated with securitizations prior to July 6, 2001 there was no need to reserve for uncollectible amounts as all amounts are paid by the related trust.  Principal and interest advances on these loans are included within servicing related advances on the consolidated balance sheets.

          The balances of servicing related advances at December 31, 2002 and December 31, 2001 were as follows:

	December 31, 2002	December 31, 2001

	($ in thousands)
Escrow advances (taxes and insurance)	$30,041	$22,758
Foreclosure and other advances	14,159	15,500
Principal and interest advances (1)	58,358	63,387

Total servicing related advances	$102,558	$101,645

(1)	Includes amounts outstanding of $56.7 million related to servicing related advances that were securitized at December 31, 2002.

(8)     Property and Equipment

          Property and equipment consisted of the following:

	December 31, 2002	December 31, 2001

	($ in thousands)
Computers and software	$8,638	$4,903
Furniture and equipment	763	574
Leasehold improvements	1,429	731
Buildings	242	—

Total property and equipment	11,072	6,208
Accumulated depreciation and amortization	(2,485)	(677)

Total property and equipment, net	$8,587	$5,531

          Property and equipment balances are included in other assets in the consolidated balance sheets.  Depreciation expense was $1.9 million, $0.5 million, $2.3 million, and $4.2 million for the year ended December 31, 2002, for the periods July 6, 2001 to December 31, 2001 and January 1, 2001 to July 5, 2001, and for the year ended December 31, 2000, respectively.

(9)     Investor Funds and Escrow

          Investor funds totaling $134.9 million and $114.3 million were held in segregated bank accounts at December 31, 2002 and December 31, 2001, respectively.  These funds are applicable to mortgage loans serviced for investors.  Included in investor funds are escrow funds totaling $24.2 million, and $21.3 million at December 31, 2002 and December 31, 2001, respectively, which were also held in segregated bank accounts.  These funds are applicable to mortgage loans being serviced.  The funds and the related liabilities of the accounts are not included in the accompanying financial statements.

(10)   Interest-Only Residual Assets

          During the period January 1, 2001 to July 5, 2001, and the year ending December 31, 2000, SCI Services, Inc. sold residential mortgage loans in securitization transactions. In all those securitizations, SCI Services, Inc. retained servicing responsibilities and subordinated interests. Prior to July 6, 2001, SCI Services, Inc. received annual servicing fees approximating

50 basis points of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. In addition, SCI Services, Inc. received future cash flows from prepayment penalties on mortgage loans that prepaid during the contractual penalty period and other ancillary benefits. The investors and the securitization trusts had no recourse to SCI Services, Inc.’s other assets for failure of debtors to pay when due. SCI Services, Inc.’s retained interests were subordinate to investor’s interests. Their value was subject to credit, prepayment, and interest rate risks on the transferred financial assets.

          Since July 6, 2001, the Company structures the securitizations as financing transactions because these securitizations do not meet the qualifying special purpose entity criteria because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by the Company; also as servicer, subject to applicable contractual provisions, the Company has sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled.  Accordingly, following a securitization accounted for as a financing, the mortgage loans remain on the balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans.  The Company now records interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization.

          For the period January 1, through July 5, 2001, and the year ending December 31, 2000, SCI Services, Inc. recognized pretax gains of $32.9 million and $79.2 million, respectively, on the securitization of residential mortgage loans.

          During 2000, SCI Services, Inc. increased the discount rate on its residual assets from 12% to 17% and on its mortgage servicing rights from 12% to 15% to reflect changes in market discount rates. In addition, SCI Services, Inc. transferred these investments from its available-for-sale portfolio to trading because of its former parent’s intention to divest its interest in SCI Services, Inc.  SCI Services, Inc. reflected the impairment losses of $106.5 million in its consolidated statement of operations.

          Saxon Capital, Inc. acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital, Inc. (“Dominion Capital”), a wholly owned subsidiary of Dominion Resources, Inc. (“Dominion Resources”) on July 6, 2001.  Dominion Resources retained all of the interest-only residual assets during this transaction.  As such, these assets are not recorded on Saxon Capital, Inc.’s consolidated balance sheet at December 31, 2001.

          Activity for the interest-only residual assets is summarized as follows:

SCI Services, Inc. (Predecessor)

Interest-only Residual Assets (1)

($ in thousands)
Balance at January 1, 2000	$346,675
Retained from securitizations, including related hedges	107,824
Cash received	(51,461)
Loss on trading securities, net of hedge activity	(1,970)
Permanent impairment	(102,653)

Balance at December 31, 2000	298,415

Retained from securitization, including related hedges	32,365
Cash received	(25,542)
Gain on trading securities, net of hedge activity	111

Balance at July 5, 2001	$305,349

(1)	Includes prepayment penalties.

As part of the sale agreement between Saxon Capital Inc. and Dominion Capital the retained interests were sold to Dominion Capital.  As a result, the following only reflects information for the period January 1, 2001 to July 5, 2001.  Key economic assumptions used in measuring the retained interests at the date of securitization resulting from securitizations completed during 2001 were as follows (rate* per annum):

2001

Residential Mortgage Loans (1)

Prepayments speed	22 CPR – 65 CPR (2)
Weighted average life—loans (in years)	3.28
Expected credit losses	3.22%
Residual cash flow discounted at	17.00%

*	Weighted-average rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

(1)	Includes prepayment penalties.

(2)	Fixed rate loans ramp up to 25 CPR (“Constant Prepayment Rate”) over 16 months and thereafter.

Adjustable rate loans ramp up to 65 CPR over 16 months; ramping down to 40 CPR over the subsequent 12 months and thereafter.

Second liens ramp up to 35 CPR over 16 months; ramping down to 22 CPR over the subsequent 26 months and thereafter.

Two-year hybrid loans ramp up to 32 CPR over 14 months; ramping up to 65 CPR in month 25; ramping down to 31 CPR over the subsequent 7 months and thereafter.  Three-year hybrid loans ramp up to 32 CPR over 14 months; ramping up to 60 CPR in month 37; ramping down to 31 CPR over the subsequent 7 months and thereafter.

          The table below summarizes certain cash flows received from and paid to securitization trusts during the period January 1, 2001 to July 5, 2001 and for the year ended December 31, 2000:

	SCI Services, Inc. (Predecessor)

	For the Period January 1, 2001 to July 5, 2001	Year Ended December 31, 2000

	($ in thousands)
Proceeds from sale of mortgage loans	$661,500	$2,098,700
Servicing fees received	14,700	24,300
Other cash flows received on retained interests	25,500	53,200
Purchases of delinquent or foreclosed assets	(4,600)	(34,800)
Servicing advances, net of repayments	(49,400)	(4,200)
Prepayment penalties received	8,500	14,200
Master servicing fees	1,100	1,000

(11)   Subordinate Bond Investments

          At the time of a securitization, SCI Services, Inc. retained some of the bonds being sold.  All of the bonds retained by SCI Services, Inc. had been subordinate to senior classes of bonds.  Interest income recognized on the subordinate bonds for the period January 1, 2001 to July 5, 2001 and the year ended December 31, 2000 was $0.7 million and $1.8 million, respectively.  During the year ended December 31, 2000, SCI Services, Inc. sold $14.8 million of subordinate bonds for a loss of $0.4 million.  There were no sales of subordinate bonds during the period ended July 5, 2001.

          SCI Services, Inc. reclassed these bonds from available for sale to trading during June 2000, which resulted in a $1.6 million gain recognized at the time of the reclassification.

          Saxon Capital, Inc. acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital, Inc. (“Dominion Capital”), a wholly owned subsidiary of Dominion Resources, Inc. (“Dominion Resources”) on July 6, 2001.  Dominion Resources retained all of the subordinate bond investments during this transaction.  As such, these assets are not recorded on Saxon Capital, Inc.’s consolidated balance sheet at December 31, 2001.

          Activity for the subordinate bond investments for the period January 1, 2001 to July 5, 2001 and the year ended December 31, 2000 is summarized as follows:

	SCI Services, Inc. (Predecessor)

	For the Period January 1, 2001 to July 5, 2001	Year Ended December 31, 2000

	($ in thousands)
Balance, beginning of period	$13,597	$27,019
Principal payments	(462)	(14,770)
Fair value adjustment	277	1,348

Balance, end of period	$13,412	$13,597

(12)   Warehouse Financing, Securitization Financing and Note Payable

          A summary of the balances under these agreements at December 31, 2002 and December 31, 2001, respectively, is as follows:

	December 31, 2002	December 31, 2001

	($ in thousands)
Amounts Outstanding
Warehouse financing – loans	$100,071	$58,980
Warehouse financing – servicing advances	—	6,000
Repurchase agreements – loans	374,371	218,390
Repurchase agreements – servicing advances	—	—
Securitization financing – servicing advances	66,565	—
Securitization financing – loans and real estate owned	3,280,686	1,326,660
Note payable	25,000	25,000

Total	$3,846,693	$1,635,030

Outstanding Collateral
Warehouse financing – loans	$154,515	$123,564
Warehouse financing – servicing advances	—	44,665
Repurchase agreements – loans	380,377	221,496
Repurchase agreements – servicing advances	—	51,733
Securitization financing – servicing advances	74,283	—
Securitization financing – loans and real estate owned (1)	3,287,061	1,311,005

Total	$3,896,236	$1,752,463

Total Committed
Warehouse financing – loans and servicing advances	$140,000	$140,000
Repurchase agreements – loans	1,275,000	1,200,000
Repurchase agreements – servicing advances	—	30,000
Securitization financing – servicing advances	75,000	—

Total	$1,490,000	$1,370,000

Remaining Capacity to Borrow
Warehouse financing – loans and servicing advances	$39,929	$75,020
Repurchase agreements – loans	900,629	981,609
Repurchase agreements – servicing advances	—	30,000
Securitization financing – servicing advances	8,435	—

Total	$948,993	$1,086,629

(1)	Real estate owned are recorded at the lower of costs or net realizable value.

          The following table summarizes our contractual obligations at December 31, 2002:

Payments Due by Period	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

	($ in thousands)
Warehouse financing facility – line of credit	$100,071	$100,071	$—	$—	$—
Warehouse financing facility – repurchase agreements	374,371	231,631	142,740	—	—
Securitization financing – servicing advances	66,565	31,793	34,772	—	—
Securitization financing – loans and real estate owned (1)	3,280,686	1,206,694	1,302,299	466,873	304,820
Note payable	25,000	—	25,000	—	—

Total contractual cash obligations	$3,846,693	$1,570,189	$1,504,811	$466,873	$304,820

(1)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

          A summary of interest expense and the weighted average cost of funds is as follows:

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	For the Year Ended December 31, 2002	For the Period July 6, to December 31, 2001	For the Period January 1, to July 5, 2001	For the Year Ended December 31, 2000

	($ in thousands)
Interest Expense
Warehouse financing	$923	$162	$499	$1,639
Repurchase agreements	6,733	4,317	5,288	14,541
Securitization financing	74,204	17,000	1,438	—
Notes payable	2,006	985	3,665	8,695
Other	3,202	993	634	—

Total	$87,068	$23,457	$11,524	$24,875

Weighted Average Cost of Funds
Warehouse financing (1)	3.06%	3.99%	5.85%	6.91%
Repurchase agreements	2.49%	3.79%	5.56%	6.87%
Securitization financing(2)	4.10%	4.41%	—	—
Notes payable	8.00%	8.00%	5.68%	6.75%

Total	3.94%	4.33%	5.64%	6.83%

(1)	Excludes loan buydown and legal fees associated with the facility.

(2)	Excludes amortization of bond premiums, other comprehensive income on cash flow hedges, and deferred issuance costs.

          Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties, and events of default.  In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its credit facilities without the prior approval of its lenders.  At December 31, 2002, the Company was in compliance with all the covenants under the respective borrowing agreements.

(13)   Employee Savings Plan

          Prior to July 6, 2001, the Company’s employees were eligible to participate in the Dominion Resources 401(k) Plan upon the employee’s sixth month of employment.  Under this plan, eligible employees were able to defer up to 15% of their income on a pre-tax basis.  The Company matched 50% of the employees’ first 6% of income.  The total expense related to the Company’s matching contributions during the period January 1, 2001 to July 5, 2001 and the year ended December 31, 2000 was $0.2 million and $0.4 million, respectively.

          Following the Company’s divestiture from Dominion Resources, the Company’s employees were immediately eligible to participate in the SCI Services, Inc. 401(k) Plan provided they were 18 years of age and scheduled to work at least 1,000 hours annually.  Under the current plan, a maximum of 15% of the employees’ eligible earnings can be contributed to the plan on a pre-tax basis, and up to 20% of the employees’ eligible earnings can be contributed on an after-tax basis.  The pre-tax and after-tax contributions in combination cannot exceed 20%.  The Company may also make discretionary matching contributions in proportion to employees’ pre-tax contributions.  Currently, the Company contributes 50% of the employees’ first 6% of eligible earnings.  Additional funds may also be contributed annually at the Company’s discretion.  No such additional Company contributions were made during 2002 or 2001.

          Effective April 2002, the Company established the SCI Services, Inc. Deferred Compensation Plan to allow senior management employees the option of deferring a portion of eligible income into a non-qualified plan.  Eligible employees may defer up to 15% of their base salary and up to 100% of their annual bonus payment into this plan on a pre-tax basis.  The Company may also make discretionary matching contributions in proportion to employees’ deferred earnings.  Currently, the Company contributes 50% of the employees’ first 2% of total deferred earnings.

          The total expense related to the Company’s matching contributions for the year ended December 31, 2002 and during the period July 6, 2001 to December 31, 2001 was $0.6 million and $0.2 million, respectively.

(14)   Income Taxes

          The components of the provision for income taxes for the year ended December 31, 2002, the period July 6, 2001 to December 31, 2001, the period January 1, 2001 to July 5, 2001, and for the year ended December 31, 2000 consist of the following:

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	For the Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December 31, 2000

	($ in thousands)
Federal
Current	$30,243	$7,007	$(200)	$(172)
Deferred	(15,408)	(10,452)	(14,005)	(27,801)
State
Current	5,031	808	(1,017)	664
Deferred	(3,033)	(1,320)	(6,387)	3,225

Total income tax expense (benefit)	$16,833	$(3,957)	$(21,609)	$(24,084)

          The amounts provided for income taxes differ from the amount provided at the statutory federal rate as follows:

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	For the Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December 31, 2000

	($ in thousands)
Federal income tax expense (benefit) at statutory rate	$15,473	$(3,611)	$(17,891)	$(25,411)
State income tax expense (benefit), net	1,998	(503)	(2,300)	(2,904)
Federal tax (benefit) expense of state tax deduction	(699)	176	(805)	1,106
Other expense (benefit), net	61	(19)	(613)	3,125

Total income tax expense (benefit)	$16,833	$(3,957)	$(21,609)	$(24,084)

          The income tax effects of temporary differences that give rise to the net deferred tax asset and liability at December 31, 2002, 2001 and 2000 are as follows:

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)

	December 31, 2002	December 31, 2001	December 31, 2000

	($ in thousands)
Deferred tax asset (liability):
Tax gain on sale of loans, net of hedging transactions	$19,758	$9,063	$(70,704)
Amortization of intangibles	7,549	2,790	(1,565)
Deferred revenue	(430)	164	—
Allowance for loan loss	(752)	141	1,542
Depreciation	(594)	(386)	—
Original issue discount	15,414	—	20,409
Gain on sale of MSR’s	—	—	(36,014)
Impairment of residuals	—	—	57,084
Hedging transactions	(19,722)	—	—
Other comprehensive income	(3,649)	—	—
Other	14	—	(2,291)

Total deferred tax asset (liability)	$17,588	$11,772	$(31,539)

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

(15)   Derivatives

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

          As of October 1, 2002, the Company re-designated all of its derivative financial instruments as cash flow hedges, which hedges the variable rate debt of a recognized liability.  At December 31, 2002 and December 31, 2001, the fair value of the Company’s derivatives totaled $0.3 million and $(0.8) million, respectively.  The derivative fair value is held on the balance sheet as part of other assets.  As of December 31, 2002 hedge effectiveness recorded in other comprehensive income was $8.6 million, with a tax effect of $3.4 million.  The expected effect of other comprehensive income on earnings for the year ended December 31, 2003 is $5.2 million of income.  At December 31, 2001 the Company accounted for derivatives as fair value hedges and therefore other comprehensive income was not utilized.  Hedge ineffectiveness associated with cash flow hedges resulted in income in the amount of  $0.4 million for the period ended December 31, 2002 and $0.2 million for the period ended December 31, 2001.

          At December 31, 2002 the Company had  $16.3 million of basis adjustments related to fair value hedging activity.  The basis adjustment is amortized into earnings through interest income based on the life of the previously hedged loans.

(16)   SCI Services, Inc. Goodwill Impairment

          In connection with the divestiture of SCI Services, Inc., the historical goodwill recorded on SCI Services, Inc.’s consolidated balance sheet was determined to be impaired as the purchase price paid for SCI Services, Inc. was substantially at net book value, excluding historical goodwill. As such, SCI Services, Inc. recorded a $45.0 million goodwill impairment charge to its consolidated statement of operations in the second quarter of 2001.

(17)   Stockholders’ Equity

          On July 6, 2001, the Company purchased all of the issued and outstanding shares of capital stock of SCI Services, Inc. from Dominion Capital.  In connection with the acquisition of SCI Services, Inc., the Company sold 28.0 million shares of $.01 par value common stock at a price of $9.30 per share (net of underwriter’s discount) in a private placement offering.  The Company incurred $0.7 million and $2.6 million of legal, consulting and accounting costs in connection with the issuance of common stock for the years ended December 31, 2002 and 2001, respectively.  Simultaneously with the sale of the 28.0 million shares, the Company sold 50,000 shares to officers of Saxon Capital, Inc. at a price of $10.00 per share.  A portion of the proceeds was used to acquire SCI Services, Inc., as described further in Note 20.

          In connection with the Company’s private offering in 2001, the Company granted warrants to Friedman, Billings, Ramsey & Co., Inc. (“FBR”) to purchase an aggregate of 1,200,000 shares of our common stock, of which 1,080,000 shares are beneficially owned by FBR, at an exercise price of $10.00 per share.  The warrants are exercisable for a period of five years, commencing on July 6, 2001.  As of December 31, 2002, no warrants have been exercised.

          Pursuant to the Company’s Employee Stock Purchase Plan, participating employees of the Company can elect to purchase the Company’s common stock at a 15% discount.  Activity related to the Company’s Employee Stock Purchase Plan for the year ended December 31, 2002 was as follows:

Issuance Date	Shares Issued	Issuance Price	Proceeds

(amounts in thousands, except issuance price per share)
January 30, 2002	30.3	$9.80	$297
March 28, 2002	8.3	$12.55	$104
June 28, 2002	12.6	$13.82	$174
September 30, 2002	19.0	$9.41	$178
December 31, 2002	15.5	$10.63	$164

Total	85.7		$917

          In addition to the Employee Stock Purchase Plan, additional shares were issued during the fourth quarter 2002 when 100,000 stock options were exercised at a strike price of $10.00, resulting in proceeds of $1,000,000.

          During the year ended December 31, 2000, the Company converted $40.0 million of borrowings from its former parent into capital.

(18)   Stock Compensation Plans

          Stock Incentive Plan – The Company has established the Saxon Capital, Inc. 2001 Stock Incentive Plan (the “Stock Incentive Plan”) which provides for the issuance of stock options to eligible employees and other eligible participants.  The Stock Incentive Plan also authorizes the issuance to eligible participants of other awards including restricted common stock, stock appreciation rights, or unit awards based on the value of the Company’s common stock; however, the Company has not issued any of such other types of awards.  The maximum number of stock options or other awards under the Stock Incentive Plan is calculated as of January 1 of each year at the greater of (i) 2,998,556; (ii) 10.69% of the total number of then outstanding shares of common stock of the Company as of January 1 of each year; or (iii) the maximum number that has been previously awarded or granted under the Stock Incentive Plan, provided that the total number of shares to be issued under the Stock Incentive Plan may not exceed 6,000,000.

          The Compensation Committee of the Board of Directors administers the Stock Incentive Plan, and has full authority to select the recipients of awards, to decide when awards are to be made, to determine the type and number of awards, and to establish the vesting requirements and other features and conditions of each award.

          All outstanding stock options granted by the Company vest over a 4-year period and have a 10-year life, except for 400,000 options granted to a former executive officer during 2001, which vested on June 26, 2002 and have a 1-year life from that date.

          In addition to the 2,701,000 options outstanding at December 31, 2002 pursuant to the Stock Incentive Plan, 475,000 stock options were granted by the Company in 2001 to non-employee members of its Board of Directors and were outstanding at December 31, 2002 and 2001.

          The following table summarizes the transactions relating to the Company’s stock options for the year ended December 31, 2002:

	Number of Options	Weighted Average Exercise Price

Options outstanding, July 6, 2001	—	—
Options granted	3,274,000	$10.02
Options cancelled	(68,500)	$10.04
Options outstanding, December 31, 2001 (includes 2,730,500 options outstanding under the Stock Incentive Plan)	3,205,500	$10.02
Options granted	97,500	$11.82
Options exercised	(100,000)	$10.00
Options cancelled	(27,000)	$10.10

Options outstanding, December 31, 2002 (includes 2,701,000 options outstanding pursuant to the Stock Incentive Plan)	3,176,000	$10.08

          The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2002.

	Options Outstanding			Options Exercisable

Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$10.00	2,485,000	8.5	$10.00	846,250	$10.00
$10.10	7,500	8.9	$10.10	1,875	$10.10
$10.10	586,000	8.8	$10.10	146,500	$10.10
$14.15	7,500	9.6	$14.15	—	—
$11.63	90,000	9.6	$11.63	—	—

	3,176,000			994,625

          As of December 31, 2002, no options have been granted to consultants.  The Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date.  During the year ended December 31, 2002, the Company determined the pro-forma information as if the Company had accounted for stock options granted since May 31, 2001, under the fair value method of SFAS 123.  The weighted average fair values of options granted in 2002 and 2001 were $7.91 per share and $4.83 per share, respectively.  The Black-Scholes option pricing model was used with the following weighted average assumptions for options issued during 2002:

	2002	2001

Risk-free interest rate	4.18 - 4.47%	4.60 - 5.41%
Dividend yield	—	—
Volatility factor	51.08%	23.56%
Weighted average expected life	10 years	10 years

          Employee Stock Purchase Plan –  The Company’s Employee Stock Purchase Plan authorizes the issuance of up to a total of 1,000,000 shares of common stock to participating employees.  The 1,000,000 share aggregate limitation shall be adjusted proportionately for any increase or decrease in the number of outstanding shares of the stock.  Under the terms of the Stock Purchase Plan, eligible employees may have up to 15% of eligible compensation deducted from their pay to purchase common stock.  The per share purchase price is 85% of the last transaction price per share of our common stock on the last trading day of the offering period.  Employees did not begin participating in the Stock Purchase Plan until fiscal year 2002.

(19)   Disclosure about Financial Instruments

          Fair value of financial instruments is defined as the amount at which the instrument could be exchanged in a current transaction between willing parties other than in a forced or liquidation sale.  In cases where market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.  Certain financial instruments due to their nature and all non-financial instruments are excluded from this disclosure.

          The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

          Mortgage loan portfolio – The mortgage loan portfolio’s fair value is determined by the projected carrying cost or a market price based upon investor demand.  The fair value of the principal balance of the mortgage loan portfolio at December 31, 2002 and 2001 is $3.6 billion and $1.7 billion, respectively.  At December 31, 2002 and 2001, the carrying values of the mortgage loan portfolio are $3.6 billion and $1.7 billion, respectively.

          Mortgage bonds – At December 31, 2002 mortgage bonds are held on the consolidated balance sheets at fair value in other assets.  The mortgage bonds’ fair value is based on the remaining principal and interest cash flows at December 31, 2002, discounted at 15%.  At December 31, 2001 the Company did not own any mortgage bonds.

          Derivative instruments – At December 31, 2002 and 2001, derivative instruments are held on the consolidated balance sheets in other assets.  These items are recorded at fair value using broker prices.

          Securitization financing  – Securitization financing is the debt associated with the ABS securitizations and is tied to floating interest rates.  The carrying values for securitization financing at December 31, 2002 and 2001 approximate fair value.

          Note payable – The fair value of the note payable with a fixed interest rate is determined by the present value of future payments based on interest rate conditions at December 31, 2002.  The fair value of the note payable at December 31, 2002 and 2001 is $26.2 and $25.5 million, respectively.  At December 31, 2002 and 2001, the carrying value of the note payable is $25.0 million.

          Warehouse financing – Warehouse financing is secured by unsecuritized mortgage loans and is tied to floating interest rates, and accordingly the carrying value is considered a reasonable estimate of fair value.

(20)   Acquisition of SCI Services, Inc. and Issuance of Common Stock

          On July 6, 2001, Saxon Capital, Inc. issued 28,000,000 shares of $.01 par value common stock at a price of $9.30 per share (net of underwriter’s discount) and 50,000 shares at a price of $10.00 per share.  A portion of the proceeds was used to acquire SCI Services, Inc., as described below.

          On July 6, 2001, the Company, acquired 100 percent of the issued and outstanding common shares of SCI Services, Inc. from Dominion Capital at a price equal to its adjusted book value (excluding certain assets, liabilities and existing goodwill at closing, plus a $5 million premium.  In addition, SCI Services, Inc. paid a $6.7 million premium for mortgage loans held for sale, which represented the increase in value of mortgage loans after February 28, 2001.  Dominion Capital retained interest-only residual assets, and subordinated bonds that the Predecessor had retained from securitizations before July 6, 2001. In addition, the due to Dominion Capital liability and all tax liabilities were paid at closing.  The aggregate purchase price was $170.3 million, including $145.3 million of cash and a $25 million note payable to Dominion Capital.  The note to Dominion Capital pays interest at 8% per annum and is due in full on July 6, 2006.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At July 6, 2001
($ in thousands)

Cash	$2,999
Mortgage loans held for sale	669,680
Mortgage servicing rights	41,616
Servicing related assets	81,526
Furniture, fixtures and equipment	4,755
Other assets	6,925

Total assets acquired	$807,501

Warehouse financing	$631,036
Other current liabilities	10,973

Total liabilities acquired	642,009

Net assets acquired	165,492
Purchase price paid	170,325

Goodwill	$4,833

          The acquisition of Saxon Capital, Inc. resulted in goodwill of $4.8 million at July 6, 2001.  Accrued loss contingencies originally anticipated at that time were realized at a lower amount than originally anticipated; accordingly, the goodwill balance was reduced to $3.2 million as of December 31, 2002.  Goodwill, which is included in other assets, will not be amortized but will be evaluated annually for impairment.  As of June 30, 2002, goodwill was evaluated and was not considered to be impaired.

(21)   Commitments and Contingencies

       Leases

          The Company’s subsidiaries are obligated under non-cancelable operating leases for property and both operating and capital leases for equipment.  Minimum annual rental payments as of December 31, 2002 are as follows:

	Real Property	Equipment

Years Ending December 31,	Operating	Operating	Capital	Total

	($ in thousands)
2003	$4,946	$2,242	$40	$7,228
2004	4,861	1,089	3	5,953
2005	4,174	91	—	4,265
2006	3,242	—	—	3,242
2007	2,366	—	—	2,366
Thereafter	2,214	—	—	2,214

Total	$21,803	$3,422	$43	$25,268

Imputed interest rate			4.9%
Present value of net minimum lease payments			$41

          For the year ended December 31, 2002, rental and lease expense amounted to $6.8 million.  Rental and lease expense amounted to $3.0 million, $2.7 million and $4.9 million for the periods July 6, 2001 to December 31, 2001 and January 1, 2001 to July 5, 2001 and the year ended December 31, 2000, respectively.

       Mortgage Loans

          At December 31, 2002 and December 31, 2001, the Company’s subsidiaries had commitments to fund mortgage loans of approximately $339.3 million and $197.8 million, respectively.  This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

          As part of its representations and warranties made at the time of securitization, the Company’s subsidiary acting in the capacity as seller agrees that it will repurchase any loan which is found to be materially and adversely affected by a violation of such representations and warranties.  As of December 31, 2002 there were no obligations for any loans that had been securitized.

       Legal Matters

          Because the nature of the business of the Company’s subsidiaries involve the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, the Company or its subsidiaries are subject, in the normal course of business, to various legal proceedings.  The resolution of these lawsuits, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

       Insurance Policies

          As of December 31, 2002, the Company carried a primary directors and officers liability insurance policy for $10 million, excess directors and officer’s liability insurance policies totaling $40 million and key man insurance policies in the amount of $9.6 million.  In addition, the Company carried a banker’s professional/lenders liability policy, a mortgage protection policy, a fiduciary liability policy and an employment practices liability policy for $10 million each; a financial institutions bond and a commercial umbrella coverage for $15 million each; a commercial general liability policy and a property insurance policy for $2 million per occurrence; and a business auto policy and worker’s compensation policy for $1 million each.

(22)   Related Party Transactions

          At December 31, 2002 and 2001, the Company had $11.9 million and $5.8 million, respectively, of unpaid principal balances within its mortgage loan portfolio, related to mortgage loans originated for employees of the Company.  These mortgage loans were underwritten to the Company’s underwriting guidelines.  When making loans to our employees, the Company waives loan origination fees that otherwise would be paid to us by the borrower, and reduces the interest rate by 25 basis points from the market rate.  Effective December 1, 2002, the Company no longer renews or makes any new loans to its executive officers or directors.

          During 2002 and 2001, the Company paid $0.3 million and $0.4 million, respectively, to OIC Design, Inc. (“OIC”) for marketing and printing material.  No amounts were paid during 2000.  The owner and principal officer of OIC is the spouse of the Executive Vice President of the Company.  The relationship with OIC was discontinued during 2002.

(23)   Segments

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

          Segment revenues and operating income amounts are evaluated and include the estimated fair value of mortgage loans originated assuming they were sold, servicing income, other income and expense, and general and administrative expenses.  Estimated fair value of mortgage loans originated represents the amount in excess of the segment’s basis in its loan production that would be generated assuming the mortgage loans were sold.

          Certain amounts are not evaluated at the segment level and are included in the segment net operating income (loss) reconciliation below.  The unallocated gain (loss) on securitizations represents the difference between the segment’s fair value of mortgage loans originated if they were sold and the actual gain on securitization.  For the period July 6, 2001 to December 31, 2001, the segment’s estimated fair value from a gain on sale of mortgage loans originated was required to be eliminated since the Company now structures our securitizations as financing transactions.

          Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

			Predecessor

	For the Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December 31, 2000

	($ in thousands)
Segment Revenues:
Wholesale	$30,930	$27,760	$24,069	$24,309
Correspondent	11,173	9,229	8,884	12,047
Retail	32,182	13,845	10,872	14,551
Servicing	34,753	11,681	16,550	25,208

Total segment revenues	$109,038	$62,515	$60,375	$76,115

Segment Net Operating Income (Loss):
Wholesale	$13,683	$21,128	$15,857	$8,918
Correspondent	5,277	6,504	5,606	5,558
Retail	9,503	4,292	2,124	(1,225)
Servicing (1)	14,337	1,171	7,112	10,836

Total segment net operating income	$42,800	$33,095	$30,699	$24,087

Segment Net Operating Income Reconciliation
Total segment net operating income	$42,800	$33,095	$30,699	$24,087
Net interest income	126,995	26,871	3,807	9,569
Provision for loan losses	(28,117)	(11,861)	(8,423)	(6,403)
Unallocated (loss) gain on sale of mortgage loans	—	—	(8,518)	23,994
Elimination of gain on sale	(70,361)	(50,604)	—	—
Unallocated shared general and administrative expenses	(27,107)	(7,745)	(16,417)	(15,406)
Residual losses	—	(7,301)	(108,445)
Impairment of assets	—	—	(44,963)	—

Total consolidated income (loss) before taxes	$44,210	$(10,244)	$(51,116)	$(72,604)

(1)	The Company includes all costs to service mortgage loans within the servicing segment.

(24)   Regulatory Requirements

          The Company and its wholly-owned subsidiaries are subject to a number of minimum net worth requirements resulting from contractual agreements with secondary market investors and state-imposed regulatory mandates.  The most stringent net worth requirement imposed upon  the Company is imposed by the Government National Mortgage Association (“GNMA”) in connection with loans serviced by the Company on behalf of GNMA.  The table below summarizes the GNMA net worth requirements as of December 31, 2002 and 2001, respectively.

	2002	2001

	($ in thousands)
GNMA Net Worth Requirement	$452	$470
Adjusted Net Worth, as defined under contractual agreements with GNMA	$247,162	$235,096
Excess Net Worth	$246,710	$234,626

          In the event the Company becomes in default of these minimum net worth requirements, GNMA maintains the contractual right to suspend or terminate the Company’s status as a servicer, which could have a significant adverse impact to the Company’s operations.

(25)   Subsequent Event

          On March 6, 2003, the Company closed a $750 million asset backed securitization.

Supplementary Data

Summary of Selected Quarterly Results (unaudited)

	Saxon Capital, Inc. (1)						SCI Services, Inc. (Predecessor)

	2002				2001

	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31

	($ in thousands)
Net interest income	$38,047	$34,480	$30,161	$24,307	$17,787	$9,434	$2,090	$1,367
Provision for loan losses	(6,912)	(6,124)	(7,987)	(7,094)	(6,431)	(6,108)	(2,993)	(4,752)

Net interest income after provision for loan losses	31,135	28,356	22,174	17,213	11,356	3,326	(903)	(3,385)

Net income (loss)	11,811	8,524	5,057	1,985	(1,348)	(6,910)	(37,692)	10,156

Basic earnings per common share (2)	$0.42	$0.30	$0.18	$0.07	$(.05)	$(0.25)	$(1.34)	$0.36
Diluted earnings per common share (2)	$0.41	$0.29	$0.17	$0.07	$(.05)	$(0.25)	$(1.34)	$0.36

(1)	Saxon Capital, Inc. acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital on July 6, 2001.
(2)	Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued as of July 6, 2001 were outstanding for all periods presented.

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc.(1)
3.2	Amended and Restated Bylaws of Saxon Capital, Inc.
4.1	Form of Common Stock Certificate(1)
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

10.9	Registration Rights Agreement by and between Saxon Capital Acquisition Corp. and Friedman, Billings, Ramsey & Co., Inc. dated July 6, 2001(1)
10.10	FBR Warrant Agreement by and between Saxon Capital Acquisition Corp. and Friedman, Billings, Ramsey & Co., Inc. dated July 6, 2001(1)
10.11	Promissory Note dated July 6, 2001 in the principal amount of $25,000,000 payable to Dominion Capital, Inc. (1)
10.12	Form of Option Grant to Edward G. Harshfield dated July 6, 2001(1)
10.13	Form of Option Grant to Richard A. Kraemer dated July 6, 2001(1)
10.14	Form of Option Grant to David Wesselink dated July 12, 2001(1)
10.15	Deed of Lease between Innslake, L.P. and Resource Mortgage Capital, Inc., dated September 15, 1994, as amended(1)
10.16	Lease Agreement by and between Reliance Insurance Company and Meritech Mortgage Services, Inc. dated August 15, 1996, as amended(1)
10.17	Form of Saxon Capital, Inc. 2001 Employee Stock Purchase Plan, as amended January 7, 2002(1)
10.18	Form of Option Grant to Thomas J. Wageman dated October 9, 2001(1)
10.19

Pooling and Servicing Agreement, dated as of September 1, 2001, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Meritech Mortgage Services, Inc., as servicer and Bankers Trust Company, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated September 27, 2001). (2)

10.20

Pooling and Servicing Agreement, dated as of March 1, 2002, among Saxon Asset Services Company, as depositor, Saxon Mortgage, Inc., as master servicer, Meritech Mortgage Services, Inc., as servicer and Bankers Trust Company, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated March 14, 2002). (2)

10.21	Form of Employment Agreement of Bradley D. Adams, dated June 16, 2002(3)
10.22

Pooling and Servicing Agreement, dated as of July 1, 2002, among Saxon Asset Services Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K/A dated July 10, 2002). (3)

21	List of subsidiaries of Saxon Capital, Inc. (1)
23	Consent of Deloitte & Touche LLP
24	Power of Attorney (included on signature page)
99.1	Chief Executive Officer Certification
99.2	Principal Financial Officer Certification

(1)	Incorporated by reference from our Registration Statement on Form S-1, Registration Statement 333-71052, as amended, declared effective by the Securities and Exchange Commission on January 15, 2002.

(2)	Incorporated by reference from our March 31, 2002 Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2002.

(3)	Incorporated by reference from our September 30, 2002 Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002.