Form 10-Q
period 2003-03-31
SAXON CAPITAL INC
filed 2003-05-14
CIK 1160425

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

_________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____________ to ______________

Commission File Number: 000-33485

SAXON CAPITAL, INC.

Incorporated pursuant to the Laws of Delaware

_________________

Internal Revenue Service
Employer Identification No. 54-2036376

_________________

4860 Cox Road, Suite 300,
Glen Allen, Virginia, 23060

(804) 967-7400

Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No

As of May 8, 2003 there were 28,508,006 shares of our common stock, par value $0.01 per share, outstanding.

SAXON CAPITAL, INC.

Table of Contents

Page

PART I - Financial Information
Item 1. Financial Statements
Unaudited Condensed Consolidated Balance Sheets at March 31, 2003 and
December 31, 2002	2
Unaudited Condensed Consolidated Statements of Operations for the three months
ended March 31, 2003 and 2002	3
Unaudited Condensed Consolidated Statement of Stockholders´ Equity for the three
months ended March 31, 2003	4
Unaudited Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2003 and 2002	5
Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2. Management´s Discussion and Analysis of Financial Condition and Results
of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	61
Item 4. Controls and Procedures	66
PART II - Other Information
Item 1. Legal Proceedings	66
Item 2. Changes in Securities and Use of Proceeds	66
Item 3. Defaults Upon Senior Securities	67
Item 4. Submission of Matters to a Vote of Security Holders	67
Item 5. Other Information	67
Item 6. Exhibits and Reports on Form 8-K	67

Part I. Financial Information

Item 1. Financial Statements

Saxon Capital, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except for share data)
(unaudited)

	March 31, 2003	December 31, 2002

Assets:
Cash	$5,212	$8,098
Accrued interest receivable	43,586	38,630
Trustee receivable	51,821	44,128
Mortgage loan portfolio	4,057,521	3,612,473
Allowance for loan loss	(42,999)	(40,227)

Net mortgage loan portfolio	4,014,522	3,572,246
Restricted cash	804	301,435
Servicing related advances	105,142	102,558
Mortgage servicing rights, net	31,683	24,971
Deferred tax asset	20,210	17,588
Real estate owned	17,361	14,563
Other assets	40,670	38,945

Total assets	$4,331,011	$4,163,162

Liabilities and stockholders' equity:
Liabilities:
Accrued interest payable	$9,231	$7,431
Warehouse financing	119,897	474,442
Securitization financing	3,857,891	3,347,251
Note payable	25,000	25,000
Other liabilities	25,498	22,692

Total liabilities	4,037,517	3,876,816

Commitments and contingencies - Note 11	--	--
Stockholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares
authorized; 28,392,756 and 28,235,781 shares issued and
outstanding, respectively	284	282
Additional paid-in capital	260,862	259,267
Other comprehensive (loss) income, net of tax of $(980) and $3,649	(1,626)	5,707
Retained earnings	33,974	21,090

Total stockholders' equity	293,494	286,346

Total liabilities and stockholders' equity	$4,331,011	$4,163,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except for share data)
(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

Revenues:
Interest income	$70,188	$40,546
Interest expense	(26,792)	(16,239)

Net interest income	43,396	24,307
Provision for mortgage loan losses	(8,614)	(7,094)

Net interest income after provision for
mortgage loan losses	34,782	17,213
Servicing income, net of amortization	12,647	7,725
Gain on sale of mortgage assets	6	--

Total net revenues	47,435	24,938
Expenses:
Payroll and related expenses, net	14,278	11,879
General and administrative expenses	10,927	8,806
Depreciation and amortization	667	290
Other expenses	658	438

Total expenses	26,530	21,413
Income before taxes	20,905	3,525
Income tax expense	8,021	1,540

Net income	$12,884	$1,985

Earnings per common share:
Average common shares - basic	28,283,640	28,071,073
Average common shares - diluted	29,059,078	28,855,990
Basic earnings per common share	$0.46	$0.07
Diluted earnings per common share	$0.44	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Consolidated Statement of Stockholders’ Equity
(Dollars in thousands)
(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2002	28,235,781	$282	$259,267	$5,707	$21,090	$286,346
Issuance of common stock	156,975	2	1,595	--	--	1,597
Comprehensive income:
Net income	--	--	--	--	12,884	12,884
Unrealized gain on mortgage
securities	--	--	--	187	--	187
Less: accretion of unrealized gain
on mortgage securities	--	--	--	(119)	--	(119)
Less: tax effect of above
unrealized gain on mortgage securities	--	--	--	(14)	--	(14)
Loss on cash flow hedging instruments	--	--	--	(11,144)	--	(11,144)
Less: accretion of gain on cash
flow hedging instruments	--	--	--	(887)	--	(887)
Less: tax effect of above hedging
activities	--	--	--	4,644	--	4,644

Total comprehensive income	--	--	--	(7,333)	12,884	5,551

Balance at March 31, 2003	28,392,756	$284	$260,862	$(1,626)	$33,974	$293,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Operating Activities:
Net income	$12,884	$1,985
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	5,222	4,179
Deferred income taxes	(2,622)	(6,365)
Temporary impairment of mortgage servicing rights	500	--
Impairment of real estate owned	439	--
Provision for loan losses	8,614	7,094
Provision for advanced interest losses	440	1,754
(Increase) decrease in servicing related advances	(2,584)	2,327
Increase in accrued interest receivable	(4,956)	(5,556)
Increase in accrued interest payable	1,800	2,887
Increase in trustee receivable	(7,693)	(10,493)
Net change in other assets and other liabilities	4,649	9,781

Net cash provided by operating activities	16,693	7,593

Investing Activities:
Purchase and origination of mortgage loans	(726,057)	(524,511)
Principal payments on mortgage loan portfolio	248,075	57,837
Proceeds from sale of mortgage loans	10,766	--
Proceeds from sale of real estate owned	4,389	528
Decrease in restricted cash	300,631	--
Purchases of derivative instruments	--	(540)
Purchases of mortgage bonds	(3,000)	(1,955)
Principal payments received on mortgage bonds	973	--
Acquisition of mortgage servicing rights	(8,697)	--
Net capital expenditures	(1,783)	(807)

Net cash used in investing activities	(174,703)	(469,448)

Financing Activities:
Proceeds from issuance of securitization financing	770,396	635,488
Bond issuance costs	(2,587)	(2,866)
Principal payments on securitization financing	(250,994)	(62,359)
Repayment of warehouse financing, net	(354,545)	(113,890)
Purchases of derivative instruments	(8,743)	--
Proceeds received from issuance of stock	1,597	401

Net cash provided by financing activities	155,124	456,774

Net decrease in cash	(2,886)	(5,081)
Cash at beginning of period	8,098	5,629

Cash at end of period	$5,212	$548

Supplemental Cash Flow Information:
Cash paid for interest	$33,439	$15,733
Cash paid for taxes	$5,634	$7,944
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$3,836	$1,823

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
March 31, 2003 (unaudited)

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation.. The results of operations and other data for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2003. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Saxon Capital, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2002.

        Saxon Capital, Inc. (the “Company”) (NASDAQ: SAXN) was formed on April 23, 2001. The Company acquired all of the issued and outstanding capital stock of SCI Services, Inc. (“Predecessor”) from Dominion Capital, Inc. (“Dominion Capital”) on July 6, 2001. The Company had no activities between April 23, 2001 and the acquisition of Predecessor.

        The Company, through its wholly-owned subsidiaries Saxon Mortgage, Inc. (“Saxon Mortgage”) and America’s MoneyLine, Inc. (“America’s MoneyLine”), is licensed to originate loans or is exempt from licensing requirements, in 49 states. Its activities consist primarily of originating and purchasing single-family residential mortgage loans and home equity loans through three production channels — wholesale, correspondent, and retail. The Company may also, as servicer of record, purchase loans from prior securitizations pursuant to the clean-up call provisions of the trusts. Loans originated or purchased by the Company are secured by a mortgage on the borrower’s property. The Company then either sells these loans or accumulates such loans until a sufficient volume has been reached to securitize into an asset-backed security. In addition, the Company, through its wholly-owned subsidiary Saxon Mortgage Services, Inc. (“Saxon Mortgage Services”), services and sub-services single-family mortgage loans throughout the country that primarily have been purchased or originated by the Company. The Company, headquartered in Glen Allen, Virginia, has operation centers of its subsidiaries in Fort Worth, Texas and Foothill Ranch, California and 22 branch offices located throughout the country at March 31, 2003. The focus of the Company is on originating and purchasing loans to homebuyers who generally do not meet the underwriting guidelines of one of the government-sponsored entities such as the Federal Home Loan Mortgage Corporation, “Freddie Mac”, the Federal National Mortgage Association, “Fannie Mae”, and the Government National Mortgage Association, “Ginnie Mae”. Use of the term “Company” throughout these Notes to Condensed Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company.

        The unaudited condensed consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

(b) Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The recorded balances most affected by the use of estimates are the allowance for loan loss, valuation of servicing rights, hedging activities, and income taxes.

(c) Trustee Receivable

        On each bond payment date, each securitization trust distributes payments to their related bondholders. These loan payments are collected by the trust between bond payment cut-off dates, which is typically the 17th of each month. Therefore, all principal payments received subsequent to the cut-off date are recorded as a trustee receivable on the consolidated balance sheet to offset the bond payment liability. These principal payments are retained by the trustee until the following payment date.

(d) Mortgage Loan Portfolio

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

        The Company structures securitizations as financing transactions, and accordingly holds the securitized mortgage loans for investment, as opposed to recognizing a sale transaction that would generate a gain or loss. These securitizations do not meet the qualifying special purpose entity criteria because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by the Company; also, the Company, as servicer, subject to applicable contractual provisions, has sole discretion to use its best commercial judgment in determining whether to sell or work out any mortgage loans securitized through a securitization trust that becomes troubled. Accordingly, following a securitization, the mortgage loans remain on the consolidated balance sheet and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. The Company records interest income on the mortgage loans and interest expense on the debt securities issued in the securitization over the life of the debt obligations, instead of recognizing a one-time gain or loss upon completion of a securitization that was structured as a sale.

(e) Provision for Mortgage Loan Loss

        The Company evaluates the propriety of its allowance for loan loss monthly. Provision for loan losses on both securitized and unsecuritized mortgage loans is recorded to maintain the allowance for loan loss at an appropriate level for currently existing probable losses of principal, interest and fees, uncollected and advanced interest, and associated unamortized basis adjustments. Provisions are made for securitized loans to the extent that probable losses on these loans are borne by the Company under the terms of the securitization transactions. Provision amounts are charged as a current period expense to operations. The Company charges off uncollectible loans at the time of liquidation or at the time the loan is transferred to real estate owned. The Company defines a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Probable losses are determined based on segmenting the portfolio relating to their contractual delinquency status, applying the Company’s historical loss experience, and other relevant economic data. Allowance for loan loss estimates are reviewed monthly and adjustments are reported in earnings when they become known. As these estimates are influenced by factors outside of the Company’s control and due to the characteristics of the portfolio and migration into various credit risks, such as mortgagee payment patterns and economic conditions, there is uncertainty inherent in these estimates, making it reasonably possible that they could change.

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

(g) Restricted Cash

        Restricted cash of the Company includes amounts related to the Company’s deferred compensation plan and cash pledged as collateral to certain trusts. It may also include amounts related to prefunded securitizations. Prefunded amounts are held in a trust account and made available during the prefunding period to purchase subsequent mortgage loans. At the end of the prefunding period, any prefunded amounts not used to purchase mortgage loans are distributed as principal prepayments to the certificate holders or may be returned to the Company.

(h) Securitization of Servicing Related Advances

        The Company has securitized a portion of its servicing related advances related to the principal or interest advances the Company is obligated to make as servicer. This securitization is structured as a financing transaction. Accordingly, the servicing related advances remain on the consolidated balance sheet and the securitization indebtedness is recorded.

(i) Mortgage Servicing Rights

        The Company recognizes as a separate asset the rights to service mortgage loans for others where such rights have been contractually separated from the underlying mortgage loans. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income and are recorded at the lower of amortized cost or fair value on the consolidated balance sheets. Mortgage servicing rights are assessed periodically to determine if there has been any impairment to the recorded balance, based on fair value at the date of the assessment and by stratifying the mortgage servicing rights based on underlying loan characteristics, specifically by year of capitalization. In addition, the Company periodically evaluates its mortgage servicing rights for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the mortgage servicing rights are not recoverable, the related mortgage servicing rights and the previously established valuation allowance are correspondingly reduced to reflect the other than temporary impairment. Since July 6, 2001, the Company’s securitizations are treated as financings, and accordingly the Company has not capitalized any mortgage servicing rights upon securitization. However, the Company does purchase third party servicing rights and accordingly recognizes the right to service those mortgage loans as an asset on its condensed consolidated balance sheets.

(j) Real Estate Owned

        When a loan is deemed to be uncollectible and the property is foreclosed, it is transferred to real estate owned at the lower of cost or net realizable value. Net realizable value is defined as the property’s fair value less estimated costs to sell. Individual real estate owned properties are periodically reviewed and additional impairments are recorded, as required. Costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred.

(k) Derivative Financial Instruments

        The Company may use a variety of financial instruments to hedge the exposure to changes in interest rates. The Company may enter into interest rate swap agreements, interest rate cap agreements, interest rate floor agreements, financial forwards, financial futures and options on financial instruments (“Interest Rate Agreements”) to manage the sensitivity to changes in market interest rates. The Interest Rate Agreements used have an active secondary market, and none are obtained for speculation or trading. These Interest Rate Agreements are intended to provide income and cash flow to offset potential reduced net interest income and cash flow under certain interest rate environments. At trade date, these instruments and their hedging relationship are identified, designated and documented.

        The Company currently accounts for its derivative financial instruments as cash flow hedges with the objective of hedging interest rate risk. On the date the derivative contract is entered into, the Company designates the derivative as a cash flow hedge, which hedges the Company’s variable rate debt. The fair value of the Company’s derivative instruments, along with any margin accounts associated with the contracts, are included in other assets. Any changes in fair value of derivative instruments are reported in other comprehensive income. Other comprehensive income is amortized or accreted into earnings through interest expense as the hedged transaction affects earnings. Changes in fair value of derivative instruments related to hedge ineffectiveness and activity that does not qualify for hedge treatment are recorded as adjustments to current period earnings.

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

        When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. When a hedge is terminated it is derecognized at the time of termination. For terminated hedges or hedges that no longer qualify as effective, the effective position previously recorded remains in other comprehensive income and continues to be amortized or accreted into earnings with the hedged item.

        If the hedged transaction is extinguished, the Company typically terminates any applicable hedges. However, if the Company continues to hold the derivatives, they continue to be recorded on the balance sheet at fair value with any changes being recorded to current period earnings.

(l) Interest Income

        The Company earns interest income on mortgage loans as contractually due on the mortgage loan. Nonaccrual mortgage loans are loans on which accrual of interest has been suspended. Interest income is suspended on all mortgage loans when principal or interest payments are more than three months contractually past due. Accrual of income on nonaccrual mortgage loans is resumed if the receivable becomes less than three months contractually past due. Accrued interest losses are provided for within the allowance for loan loss.

(m) Servicing Revenue Recognition

        Mortgage loans serviced require regular monthly payments from borrowers. Income on loan servicing is generally recorded as payments are collected and is based on a percentage of the principal balance of the respective loans. Loan servicing expenses are charged to operations when incurred. The contractual servicing fee is recorded as a component of interest income on the consolidated statements of operations for loans owned by the Company, and it is recorded as servicing income on the consolidated statements of operations for loans serviced for others. Prepayment penalty income is included within servicing income on the condensed consolidated statements of operations and represents all contractual income received for loans in which a borrower chose to prepay before a contractual time period. Prepayment penalty income is recorded when collected.

(n) Stock Options

        The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, the intrinsic value method, in accounting for its stock option plans for stock options issued to employees and non-employee directors. Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. Any options issued to consultants are expensed. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to stock-based employee compensation using the Black-Scholes option pricing model.

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002
	($ in thousands, except per share data)
Net income, as reported	$12,884	$1,985
Deduct: Total stock-based
compensation expense determined
under fair value based method
for all awards, net of related
tax effects	(73)	(67)

Pro forma net income	$12,811	$1,918

Earnings per share:
Basic - as reported	$0.46	$0.07

Basic - pro forma	$0.46	$0.07

Diluted - as reported	$0.44	$0.07

Diluted - pro forma	$0.44	$0.07

(o) Reclassifications

        Certain amounts for 2002 have been reclassified to conform to presentations adopted in 2003.

(p) Recently Issued Accounting Standards

        In April 2002, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards, (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 (rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements) requires that extinguishments of debt are to be classified in the income statement as ordinary income or loss and not to be included as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS No. 145 that are related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. Management adopted the remaining provisions of SFAS 145 on January 1, 2003, and it did not have a material impact on the financial position, results of operations, or cash flows of the Company.

        In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management adopted the provisions of SFAS 146 on January 1, 2003, and it did not have a material impact on the financial position, results of operations, or cash flows of the Company.

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which provides interpretation of FASB Statements No. 5, 57, and 107 and rescinds FASB Interpretation No. 34. This Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has guaranteed to a creditor on behalf of a third party. It also elaborates on disclosures a guarantor is to make in its interim and annual financial statements about any obligations under certain guarantees it has issued. The effective date for the initial recognition and initial measurement provisions of this Interpretation is for guarantees issued or modified after December 31, 2002; however, the disclosure requirements are effective for financial statements ending after December 15, 2002. The Company adopted the provisions of FASB Interpretation No. 45 on January 1, 2003, and it did not have a material impact on the financial position, results of operations, or cash flows of the Company as the Company is not currently acting as guarantor in any capacity related to circumstances described by FASB Interpretation No. 45.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities and the reporting and disclosure requirements of such. Variable interests are defined as contractual, ownership or other pecuniary interests in an entity that change with changes in the entity’s net asset value. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The primary beneficiary is one that absorbs a majority of the expected losses, residual returns, or both as a result of holding variable interests. If an entity has a variable interest in which it is the primary beneficiary, the entity must then include the variable interest entity’s assets, liabilities, and results of operations in its consolidated financial statements. This Interpretation is immediately effective and must be applied to variable interest entities created after January 31, 2003 or in which an enterprise obtains an interest in after that date. In connection with the loans the Company services for others, the Company does not own any interests in the related securitized trusts or loan pools or have any other economic interests other than those associated with acting as servicer for the related mortgage loans. Effective February 1, 2003, management adopted Interpretation No. 46, and it did not have a material impact on the Company’s financial position, results of operations, or cash flows.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. Management has not yet determined the impact, if any, of adoption of SFAS No. 149.

(2)     Earnings Per Share

        Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options or warrants. Diluted earnings per share is based on the weighted average number of common shares, dilutive stock options and dilutive stock warrants outstanding during the year. Computations of earnings per common share were as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	($ in thousands, except share data)
Basic:
Net income	$12,884	$1,985
Weighted average common shares
outstanding	28,283,640	28,071,073

Earnings per share	$0.46	$0.07

Diluted:
Net income	$12,884	$1,985
Weighted average common shares
outstanding	28,283,640	28,071,073
Dilutive effect of stock options and
warrants	775,438	784,917

Weighted average common shares
outstanding - diluted	29,059,078	28,855,990

Earnings per share	$0.44	$0.07

(3)      Mortgage Loan Portfolio

        The Company’s subsidiaries purchase and originate fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years. These mortgage loans are secured by single-family residential properties (which may include manufactured homes affixed to and classified as real property under applicable law), condominiums and one-to-four unit properties, and are being recorded at amortized cost. Most of these mortgage loans are pledged as collateral for a portion of the warehouse financing and securitization financing.

        Approximately 23% of the property securing the Company’s mortgage loan portfolio was located in the state of California at both March 31, 2003 and December 31, 2002. No other state comprised more than 8% of our mortgage loan portfolio at March 31, 2003 or December 31, 2002.

        During the three months ended March 31, 2003, the Company completed the final funding of Saxon Asset Securities Trust (“SAST”) 2002-3 ($300.2 million in principal balances and $4.4 million in unamortized basis adjustments) and one additional securitization of mortgage loans ($750.0 million in principal balances and $15.6 million in unamortized basis adjustments). During the three months ended March 31, 2002, the Company completed one securitization of mortgage loans ($611.7 million in principal balances and $11.4 million in unamortized basis adjustments).

        Mortgage loans as of March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	December 31, 2002
	($ in thousands)

Securitized mortgage loans - principal balance	$3,733,649	$2,933,099
Unsecuritized mortgage loans - principal balance	195,102	550,103
Unamortized debit basis adjustments (1)	156,100	155,091
Unamortized credit basis adjustments (2)	(27,330)	(25,820)

Total	$4,057,521	$3,612,473

(1)	Included in the unamortized basis adjustments are premiums, fair value adjustments, hedge basis adjustments, and deferred origination costs.
(2)	Included in the unamortized basis adjustments are discounts and deferred income.

(4)      Allowance for Loan Loss

        The Company is exposed to risk of loss from its mortgage loan portfolio and establishes this allowance for loan loss taking into account a variety of criteria including the contractual delinquency status and historical loss experience. The propriety of this allowance for loan loss is evaluated monthly and adjusted based on this review.

        Activity related to the allowance for loan loss for the mortgage loan portfolio for the three months ended March 31, 2003 and 2002 is as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	($ in thousands)

Beginning balance	$40,227	$20,996
Provision for loan losses (1)	9,054	8,848
Charge-offs	(6,282)	(2,262)

Ending balance	$42,999	$27,582

(1)

Includes $0.4 million for the three months ended March 31, 2003 and $1.8 million for the three months ended March 31, 2002 related to advanced interest paid to securitization trusts but not yet collected. This amount is included as a component of interest income in the condensed consolidated statements of operations

(5)      Mortgage Servicing Rights

        Mortgage servicing rights represent the carrying value of the Company’s servicing portfolio. As of March 31, 2003, the fair value of the mortgage servicing rights was measured at $36.2 million. The following table summarizes activity in mortgage servicing rights for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	($ in thousands)

Balance, beginning of period	$24,971	$33,847
Purchased	8,697	--
Amortization	(1,485)	(4,330)
Temporary impairment	(500)	--

Balance, end of period	$31,683	$29,517

        The following table summarizes the activity of our valuation allowance for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	($ in thousands)

Balance, beginning of period	($234)	$--
Impairment	(500)	--

Balance, end of period	($734)	$--

        As of March 31, 2003, the following table summarizes the remaining estimated projected amortization expense for mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)
April 2003 through December 2003	$5,597
2004	5,860
2005	4,449
2006	3,473
2007	2,715
Thereafter	9,589

Total	$31,683

(6)      Servicing Related Advances

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

        Servicing related advances at March 31, 2003 and December 31, 2002 were as follows:

	March 31, 2003	December 31, 2002
	($ in thousands)
Escrow advances (taxes and insurance)	$33,392	$30,041
Foreclosure and other advances	13,738	14,159
Principal and interest advances (1)	58,012	58,358

Total servicing related advances	$105,142	$102,558

(1)	Includes amounts outstanding of $54.8 million and $56.7 million of servicing related advances on loans that were securitized at March 31, 2003 and December 31, 2002, respectively.

(7)      Warehouse Financing, Securitization Financing and Note Payable

        A summary of the amounts outstanding and available under these agreements at March 31, 2003 and December 31, 2002, respectively, is as follows:

	March 31, 2003	December 31, 2002
	($ in thousands)

Loan Amounts Outstanding
Warehouse financing - loans and servicing advances	$84,170	$100,071
Repurchase agreements - loans	33,327	374,371
Repurchase agreements - mortgage bonds	2,400	--
Securitization financing - servicing advances	68,619	66,565
Securitization financing - loans and real estate owned	3,789,272	3,280,686
Note payable	25,000	25,000

Total	$4,002,788	$3,846,693

Outstanding Collateral
Warehouse financing - loans and servicing advances	$144,670	$154,515
Repurchase agreements - loans	35,561	380,377
Repurchase agreements - mortgage bonds	3,000	--
Securitization financing - servicing advances (1)	76,084	74,283
Securitization financing - loans and real estate owned	3,795,065	3,287,061

Total	$4,054,380	$3,896,236

Total Available Borrowings
Warehouse financing - loans and servicing advances	$140,000	$140,000
Repurchase agreements - loans and mortgage bonds	1,275,000	1,275,000
Securitization financing - servicing advances	75,000	75,000

Total	$1,490,000	$1,490,000

Remaining Capacity to Borrow
Warehouse financing - loans and servicing advances	$55,830	$39,929
Repurchase agreements - loans and mortgage bonds	1,239,273	900,629
Securitization financing - servicing advances	6,381	8,435

Total	$1,301,484	$948,993

(1)

Includes $14.6 million of principal and $6.7 of interest on our mortgage loan portfolio at March 31, 2003 and $13.1 million of principal and $4.4 million of interest on our mortgage loan portfolio at December 31, 2002, which is included within the mortgage loan portfolio and accrued interest balances on our condensed consolidated balance sheets, respectively.

        The following table summarizes our contractual obligations at March 31, 2003:

		Maturing in Calendar Years Ending December 31
As of March 31, 2003	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
		($ in thousands)

Warehouse financing facility - line of credit	$84,170	$84,170	$--	$--	$--
Warehouse financing facility - repurchase
agreements	33,327	8,432	24,895	--	--
Repurchase agreements - bonds	2,400	2,400	--	--	--
Securitization financing - servicing advances	68,619	32,721	35,898	--	--
Securitization financing - loans and real estate	3,789,272	1,375,725	1,489,754	454,400	469,393
owned (1)
Note payable	25,000	--	25,000	--	--

Total contractual cash obligations	$4,002,788	$1,503,448	$1,575,547	$454,400	$469,393

(1)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

        A summary of interest expense and the weighted average cost of funds is as follows:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	($ in thousands)

Interest Expense
Warehouse financing	$238	$190
Repurchase agreements	1,459	2,173
Securitization financing	23,699	12,797
Notes payable	493	499
Other	903	580

Total	$26,792	$16,239

Weighted Average Cost of Funds
Warehouse financing (1)	2.51%	3.11%
Repurchase agreements	2.03%	2.49%
Securitization financing (2)	3.77%	4.28%
Notes payable	8.00%	8.00%

Total	3.64%	3.97%

(1)	Excludes legal fees associated with the facility.
(2)	Excludes amortization of bond premiums, other comprehensive income on cash flow hedges, and deferred issuance costs.

        Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties, and events of default. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its credit facilities without the prior approval of its lenders. At March 31, 2003, the Company was in compliance with all the covenants under the respective borrowing agreements.

(8)      Derivatives

        The Company accounts for its derivative financial instruments as cash flow hedges, which hedges the Company’s variable rate debt. At March 31, 2003 and December 31, 2002, the fair value of the Company’s derivatives totaled $(0.7) million and $0.3 million, respectively. The derivative fair value is held on the balance sheet as part of other assets. As of March 31, 2003 and December 31, 2002, hedge effectiveness recorded in other comprehensive income was $(3.4) million with a tax benefit of $(1.3) million and $8.6 million with a tax expense of $3.4 million, respectively. Other comprehensive income relating to cash flow hedging is amortized into earnings through interest expense as the hedge transaction affects earnings. The expected effect of amortization of the other comprehensive income on earnings for the next twelve months is $0.6 million of expense. Hedge ineffectiveness associated with hedges resulted in $0.2 million of expense and $0.1 million of income for the three months ended March 31, 2003 and 2002, respectively.

        At March 31, 2003 and December 31, 2002 the Company had $66.4 million and $72.6 million, respectively of basis adjustments related to fair value hedging activity. The basis adjustment is amortized into earnings through interest income based on the life of the previously hedged loans.

(9)      Stockholders’ Equity

        In connection with the Company’s private offering in 2001, the Company granted warrants to Friedman, Billings, Ramsey & Co., Inc. (“FBR”) to purchase an aggregate of 1,200,000 shares of our common stock, of which 1,080,000 shares are beneficially owned by FBR, at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years, commencing on July 6, 2001. As of March 31, 2003, no warrants have been exercised.

        Pursuant to the Company’s Employee Stock Purchase Plan, participating employees of the Company can elect to purchase the Company’s common stock at a 15% discount. Activity related to the Company’s Employee Stock Purchase Plan for the three months ended March 31, 2003 and 2002 was as follows:

Issuance Date	Shares Issued	Issuance Price	Proceeds
(amounts in thousands, except issuance price per share)

Three Months Ended March 31, 2003

March 31, 2003	20.1	$11.31	$227

Three Months Ended March 31, 2002

January 30, 2002	30.3	$ 9.80	$297

March 28, 2002	8.3	$12.55	$104

(10)      Stock Options

        The Company has established the Saxon Capital, Inc. 2001 Stock Incentive Plan (the “Stock Incentive Plan”), which provides for the issuance of stock options to eligible employees and other eligible participants. The Stock Incentive Plan also authorizes the issuance to eligible participants of other awards including restricted common stock, stock appreciation rights, or unit awards based on the value of the Company’s common stock; however, the Company has not issued any of such other types of awards. The maximum number of stock options or other awards authorized for issuance under the Stock Incentive Plan is reset as of January 1 of each year at the greater of (i) 2,998,556; (ii) 10.69% of the total number of then outstanding shares of common stock of the Company as of January 1 of each year; or (iii) the maximum number that has been previously awarded or granted under the Stock Incentive Plan, provided that the total number of shares authorized to be issued under the Stock Incentive Plan may not exceed 6,000,000.

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

        In addition to the 2,542,375 options outstanding at March 31, 2003 pursuant to the Stock Incentive Plan, 475,000 stock options were granted by the Company in 2001 to non-employee members of its Board of Directors and were outstanding at March 31, 2003.

        The following table summarizes the transactions relating to the Company’s stock options for the three months ended March 31, 2003:

	Number of Options	Weighted Average Exercise Price

Options outstanding, December 31, 2002 (includes 2,701,000 options
outstanding pursuant to the Stock Incentive Plan)	3,176,000	$10.08
Options exercised	(136,875)	$10.00
Options granted	60,000	$12.54
Options cancelled	(81,750)	$10.05

Options outstanding, March 31, 2003 (includes 2,542,375 options
outstanding under the Stock Incentive Plan)	3,017,375	$10.12

        The following table summarizes additional information concerning outstanding and exercisable stock options at March 31, 2003.

Number of Options Outstanding	Remaining Contractual Life in Years	Exercise Price	Number of Options Exercisable

2,305,000	8.3	$10.00	711,250
478,000	8.6	$10.10	125,125
1,875	8.7	$10.10	1,875
75,000	8.5	$10.10	18,750
7,500	9.4	$14.15	--
90,000	9.3	$11.63	--
60,000	10.0	$12.54	--
3,017,375			857,000

        As of March 31, 2003, no options have been granted to consultants. The Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. For the three months ended March 31, 2003, the Company determined the pro-forma information as if the Company had accounted for stock options granted during 2003, 2002, and 2001 under the fair value method of SFAS 123. The weighted average fair value of options granted in the first quarter 2003 was $8.18. The weighted average fair values of options granted in 2002 and 2001 were $7.91 per share and $4.83 per share, respectively. The Black-Scholes option pricing model was used with the following weighted average assumptions for options issued in the respective years:

	Three Months Ended March 31, 2003		Year Ended December 31, 2002	Year Ended December 31, 2001
Risk-free interest rate	3.96%		4.18% - 4.47%	4.60% - 5.41%
Dividend yield	--		--	--
Volatility factor	50.00%		51.08%	23.56%
Weighted average expected life	10 ye	ars	10 years	10 years

(11)      Commitments and Contingencies

        The Company’s subsidiaries are obligated under non-cancelable operating leases for property and both operating and capital leases for equipment. Minimum annual rental payments as of March 31, 2003 are as follows:

	Real Property	Equipment
	Operating	Operating	Capital	Total
Years Ending December 31,	($ in thousands)
2003	$3,926	$1,952	$30	$5,908
2004	5,129	1,595	3	6,727
2005	4,452	269	--	4,721
2006	3,527	11	--	3,538
2007	2,574	--	--	2,574
Thereafter	2,420	--	--	2,420

Total	$22,028	$3,827	$33	$25,888

Imputed interest rate			4.9%
Present value of net minimum lease payments			$33

        For the three months ended March 31, 2003 and 2002, rental and lease expense amounted to $2.0 million and $1.6 million, respectively.

         Mortgage Loans

        At March 31, 2003 and December 31, 2002, the Company’s subsidiaries had commitments to fund mortgage loans of approximately $238.1 million and $339.3 million, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        In connection with the approximately $2.1 billion of mortgage loans securitized by us in off balance sheet transactions since May 1996 and which are still outstanding as of March 31, 2003, we made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, we may be required to remove loans from a securitization and replace them with cash or substitute loans. At March 31, 2003 there were no such breaches for any loans that had been securitized.

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

         Insurance Policies

        As of March 31, 2003, the Company carried a primary directors and officers liability insurance policy for $10 million, excess directors and officer’s liability insurance policies totaling $40 million and key man insurance policies in the amount of $9.6 million. In addition, the Company carried a banker’s professional/lenders liability policy, a mortgage protection policy, a fiduciary liability policy and an employment practices liability policy for $10 million each; a financial institutions bond and a commercial umbrella coverage for $15 million each; a commercial general liability policy and a property insurance policy for $2 million per occurrence; and a business auto policy and worker’s compensation policy for $1 million per occurrence.

(12)      Related Party Transactions

        At March 31, 2003 and December 31, 2002, the Company had $10.0 million and $8.1 million, respectively, of unpaid principal balances within its mortgage loan portfolio related to mortgage loans originated for executive directors, officers and employees of the Company. As of both March 31, 2003 and December 31, 2002, the Company had $0.8 million of unpaid principal balances within its mortgage loan portfolio related to mortgage loans originated for its executive officers. These mortgage loans were underwritten to the Company’s underwriting guidelines. When making loans to our executive officers and employees, the Company waives loan origination fees that otherwise would be paid to us by the borrower, and reduces the interest rate by 25 basis points from the market rate. Effective December 1, 2002, the Company no longer renews or makes any new loans to its executive officers or directors.

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

        Certain amounts are not evaluated at the segment level and are included in the segment net operating income reconciliation below. The segment’s estimated fair value from a gain on sale of mortgage loans originated is required to be eliminated since the Company structures its securitizations as financing transactions. Net interest income is not allocated at a segment level since it is recorded once the loan production process is complete, and it is therefore included as a reconciling item below.

        Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	($ in thousands)

Segment Revenues:
Wholesale	$11,158	$7,407
Correspondent	3,773	2,438
Retail	9,012	6,396
Servicing	12,489	7,611

Total segment revenues	$36,432	$23,852

Segment Net Operating Income:
Wholesale	$5,886	$3,048
Correspondent	1,830	989
Retail	2,405	1,154
Servicing (1)	6,689	2,649

Total segment net operating income	$16,810	$7,840

Segment Net Operating Income Reconciliation
Total segment net operating income	$16,810	$7,840
Net interest income	43,396	24,307
Provision for loan losses	(7,957)	(7,094)
Unallocated gain on sale of mortgage loans	6	--
Elimination of gain on sale	(22,817)	(15,918)
Unallocated shared general and administrative
expenses	(8,302)	(5,683)
Other (expense) income	(231)	73

Total consolidated income before taxes	$20,905	$3,525

(1)	The Company includes all costs to service mortgage loans within the servicing segment.

(14)      Subsequent Events

        The CS First Boston repurchase facility was renewed on April 4, 2003, with the maximum committed amount being reduced to $100 million from $250 million at March 31, 2003. The facility also has a maximum uncommitted amount of $150 million. The facility will terminate on April 3, 2004.

        Additionally, the Merrill Lynch repurchase facility was renewed on May 9, 2003, increasing the maximum committed amount to $400 million from $250 million at March 31, 2003. The facility will terminate on May 7, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion should be read in conjunction with the condensed consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). This report may contain certain statements that may be forward-looking in nature under Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology. All statements addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions, as of the date of this Form 10-Q, regarding future events and operating performance, and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons. Factors which might cause actual results to differ from our plans and expectations and which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in overall economic conditions or unanticipated changes in interest rates; our ability to successfully implement our growth strategy; our ability to sustain loan origination growth at levels sufficient to absorb costs of production and operational costs; continued availability of credit facilities and access to the securitization markets or other funding sources; deterioration in the credit quality of our loan portfolio; challenges in successfully expanding our servicing platform and technological capabilities; future litigation developments; and increased competitive conditions or changes in the legal and regulatory environment in our industry. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as required in subsequent periodic reports we file with the SEC.

General

        This report, our 2002 Form 10-K, as well as all of our quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC, free of charge, through our website. Our website address is www.saxoncapitalinc.com. Our common stock is listed on the Nasdaq National Market under the symbol “SAXN.”

        Our business is conducted through our operating subsidiaries. We conduct mortgage loan originations, purchases, secondary marketing, master servicing, and other administrative functions at Saxon Mortgage, Inc. (“Saxon Mortgage”), and retail loan origination activity at America’s MoneyLine, Inc. (“America’s MoneyLine”). We conduct mortgage loan servicing at Saxon Mortgage Services, Inc.(“Saxon Mortgage Services”). Throughout our discussion of our business operations, words such as “we” and “our” are intended to include these operating subsidiaries.

        We originate or purchase loans through three separate origination channels. Our wholesale channel originates or purchases loans through our network of approximately 4,000 independent brokers throughout the country. Our retail channel originates mortgage loans directly to borrowers through our retail branch network of 22 locations. Our correspondent channel purchases mortgage loans from approximately 400 correspondents following a complete re-underwriting of each mortgage loan. Once a loan is purchased or originated, Saxon Mortgage Services begins the process of performing the day-to-day administrative services for the loan, commonly referred to as “servicing.” Saxon Mortgage Services seeks to ensure that the loan is repaid in accordance with its terms.

        Initially, we finance each of our mortgage loans under one or more of several different secured and committed warehouse financing facilities. We then securitize our mortgage loans and pay off the associated warehouse borrowings. Since May 1996, we have securitized approximately $13.9 billion in mortgage loans through our securitization program. Since July 6, 2001, we structure our securitizations as financing transactions. These securitizations do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us; also as servicer, subject to applicable contractual provisions, we have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization, the mortgage loans remain on our consolidated balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization.

Critical Accounting Policies

        Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For additional discussion on the application of these and other accounting policies, see Note 1 in the notes to the condensed consolidated financial statements.

        We believe the following represent our critical accounting policies and are discussed in detail below:

  Allowance for Loan Loss;
  Mortgage Servicing Rights Valuation;
  Hedging; and
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

        Provisions are made to the allowance for loan loss for currently existing losses in the outstanding mortgage loan portfolio balances. Charge-offs to the provision are recorded at the time of liquidation or at the time the loan is transferred to real estate owned. The allowance for loan losses is regularly evaluated by management for propriety by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan loss. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio. If actual results differ from our estimates, we may be required to adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses. For example, as of March 31, 2003, if we were to assume a 10% increase in both delinquencies and loss severities, our allowance for loan loss and related provision would have increased by $3.2 million.

Mortgage Servicing Rights Valuation

        Mortgage servicing rights (“MSRs”) are recorded based on the present value of the future cash flows related to servicing the loan in a portfolio. The valuation of MSRs requires that we make estimates of numerous market assumptions. Interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans significantly affects our ongoing valuations and the rate of amortization of MSRs. In general, during periods of declining interest rates, the value of MSRs decline due to increasing prepayments attributable to increased mortgage refinancing activity.

        The recorded values of the MSRs are amortized in proportion to, and over the period of, the anticipated net cash flows from servicing the loans. MSRs are assessed periodically to determine if there has been any impairment to the recorded balance, based on the fair value at the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including the year of capitalization. We obtained independent third-party appraisals to determine the fair value of our MSRs at March 31, 2003 and will regularly obtain these appraisals. At March 31, 2003, key economic assumptions and the sensitivity of the current fair value for the MSRs to immediate changes in those assumptions were as follows:

March 31, 2003
($ in thousands)

Book value of MSRs	$31,683
Fair value of MSRs	$36,196
Expected weighted-average life (in years)	3.24
Weighted average constant prepayment rate (1)	38 CPR
Weighted average discount rate	13.68%
Impact on Fair Value
Constant Prepayment Rate:
Increase in CPR of 20%	$(8,036)
Increase in CPR of 25%	$(9,798)
Increase in CPR of 50%	$(17,416)
Discount Rate:
Using a discount rate of 20%	$(4,545)
Using a discount rate of 22%	$(5,714)
Using a discount rate of 24%	$(6,783)

(1)	The constant prepayment rate (CPR) means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

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

        Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral generally differed from our initial estimates, and these differences are sometimes material. If actual prepayment and default rates are higher than those assumed, less mortgage servicing income would be expected, which would adversely affect the value of the MSRs. As demonstrated above, significant changes in prepayment speeds, delinquencies, and losses may result in impairment of most MSRs, and would be recorded in our consolidated statements of operations.

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

        By using derivative instruments as part of the risk management strategy, the Company is exposed to counterparty credit risk. The Company mitigates counterparty credit risk in derivative instruments by established credit approval policies and risk control limits, and by using only highly rated financial institutions and actively traded hedging instruments. Certain derivative agreements require payments be made to, or be received from, the counterparty when the fair value of the derivative exceeds a prespecified contractual amount.

        All derivatives are recognized on the consolidated balance sheets at their fair value. On the date the derivative contract is entered into, we designate the derivative as a cash flow hedge, which hedges our variable rate debt. Changes in the fair value of derivatives are recorded in other assets. The determination of effectiveness is the primary assumption and estimate used in hedging. The effectiveness attributable to the hedged risk is recorded in other comprehensive income. Other comprehensive income is amortized or accreted into earnings through interest expense as the hedged transaction affects earnings. Accordingly, ineffectiveness related to changes in the fair value of hedging instruments is recognized in current period earnings.

Accounting for Income Taxes

        Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of March 31, 2003, we have not recorded a valuation allowance on the deferred tax asset based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our recent earnings history, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits are also considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive operating income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations.

Mortgage Loan Portfolio

        Characteristics of the mortgage loans we own such as credit grade, coupon, loan-to-value, and prepayment speeds are provided in the following tables. These characteristics are important as they provide key indicators of the credit and prepayment risks inherent in our mortgage loan portfolio, which have a direct impact on our past and future operating performance.

	March 31, 2003 (1)	December 31, 2002 (1)
	($ in thousands)

Average principal balance per loan	$128	$124
Combined weighted average initial LTV	78.09%	77.83%
Percentage of first mortgage loans
owner occupied	94.98%	94.81%
Percentage with prepayment penalty	82.05%	82.71%
Weighted average median credit score (2)	603	600
Percentage fixed rate mortgages	37.67%	37.59%
Percentage adjustable rate mortgages	62.33%	62.41%
Weighted average interest rate:
Fixed rate mortgages	8.78%	9.07%
Adjustable rate mortgages	8.87%	9.11%
Gross margin - adjustable rate mortgages(3)	5.62%	5.62%

(1)	Excludes loans funded but not uploaded to the servicing system at March 31, 2003 and December 31, 2002 of $138.6 million and $212.3 million, respectively.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.

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

        The interest rate on ARMs once the initial rate period has lapsed is determined by adding the “gross margin” amount to the “index” rate. The index most commonly used in our loan programs is the one-month London Inter-Bank Offered Rate (“LIBOR”). The gross margin is a predetermined percentage that, when added to the index, gives the borrower the rate that will eventually be due. It is common in the beginning stages of an ARM loan to allow the borrower to pay a rate lower than the rate that would be determined by adding the margin to the index. Over time, the rate adjusts upward such that eventually the interest rate the borrower pays will take into account the index plus the entire margin amount.

        A substantial portion of our loans contain prepayment penalties. Borrowers who accept the prepayment penalty receive a lower interest rate on their mortgage loan. Borrowers always retain the right to refinance their loan, but may have to pay a charge of up to six-months interest on 80% of the remaining principal when prepaying their loans.

        The following table sets forth information about our mortgage loan portfolio based on product type as of March 31, 2003 and December 31, 2002.

             Product Type                                                 March 31,2003        December 31, 2002
                                                                                (1)                   (1)
                                                                        ----------------        ----------------
             Adjustable rate mortgages   Adjustable rate mortgages......           1.01%                1.24%
                                         2 year hybrids.................          36.63%               34.84%
                                         3 year hybrids.................          24.44%               26.10%
                                         5 year hybrids.................           0.25%                0.23%
                                                                        ----------------        ----------------
                                              Total adjustable rate
                                          mortgages                           62.33%               62.41%
                                                                        ================        ================
              Fixed rate mortgages       Fifteen year...................           4.04%                4.07%
                                         Thirty year....................          22.44%               21.58%
                                         Balloons.......................           7.84%                9.01%
                                         Other..........................           3.35%                2.93%
                                                                        ----------------        ----------------
                                              Total fixed rate mortgages          37.67%               37.59%
                                                                        ================        ================

(1)	Excludes loans funded but not uploaded to the servicing system at March 31, 2003 and December 31, 2002 of $138.6 million and $212.3 million, respectively.

Mortgage Loan Portfolio by Borrower Risk Classification

        The following table sets forth information about our mortgage loan portfolio by borrower risk classification as of March 31, 2003 and December 31, 2002.

	March 31, 2003 (1)	December 31,2002 (1)

A+ Credit Loans (2)
Percentage of portfolio	28.06%	25.09%
Combined weighted average initial LTV	76.69%	76.65%
Weighted average median credit score	665	664
Weighted average interest rate:
Fixed rate mortgages	7.65%	7.81%
Adjustable rate mortgages	7.52%	7.72%
Gross margin - adjustable rate mortgages	4.78%	4.74%
A Credit Loans (2)
Percentage of portfolio	22.68%	22.61%
Combined weighted average initial LTV	77.98%	77.49%
Weighted average median credit score	611	613
Weighted average interest rate:
Fixed rate mortgages	8.76%	9.03%
Adjustable rate mortgages	8.16%	8.34%
Gross margin - adjustable rate mortgages	5.08%	5.04%
A- Credit Loans (2)
Percentage of portfolio	30.85%	32.30%
Combined weighted average initial LTV	81.36%	81.18%
Weighted average median credit score	575	576
Weighted average interest rate:
Fixed rate mortgages	9.62%	9.82%
Adjustable rate mortgages	9.13%	9.29%
Gross margin - adjustable rate mortgages	5.78%	5.72%
B Credit Loans (2)
Percentage of portfolio	11.95%	12.93%
Combined weighted average initial LTV	76.59%	76.53%
Weighted average median credit score	549	549
Weighted average interest rate:
Fixed rate mortgages	10.58%	10.77%
Adjustable rate mortgages	10.01%	10.15%
Gross margin - adjustable rate mortgages	6.47%	6.44%
C Credit Loans (2)
Percentage of portfolio	5.54%	5.99%
Combined weighted average initial LTV	72.25%	72.00%
Weighted average median credit score	531	531
Weighted average interest rate:
Fixed rate mortgages	11.88%	12.02%
Adjustable rate mortgages	10.96%	11.17%
Gross margin - adjustable rate mortgages	6.87%	6.89%
D Credit Loans (2)
Percentage of portfolio	0.92%	1.08%
Combined weighted average initial LTV .	60.44%	60.61%
Weighted average median credit score	536	534
Weighted average interest rate:
Fixed rate mortgages	12.74%	12.86%
Adjustable rate mortgages	11.74%	11.92%
Gross margin - adjustable rate mortgages	7.66%	7.60%

(1)	Excludes loans funded but not uploaded to the servicing system at March 31, 2003 and December 31, 2002 of $138.6 million and $212.3 million, respectively.

(2)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

Mortgage Loan Portfolio by Income Documentation

        The following table sets forth information about our mortgage loan portfolio based on income documentation as of March 31, 2003 and December 31, 2002.

	March 31, 2003 (1)		December 31, 2002 (1)
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score

Full documentation	75.12%	598	75.86%	596
Limited documentation	5.73%	620	5.90%	619
Stated income	18.99%	618	18.05%	612
Other	0.16%	634	0.19%	633

(1)	Excludes loans funded but not uploaded to the servicing system at March 31, 2003 and December 31, 2002 of $138.6 million and $212.3 million, respectively.

Mortgage Loan Portfolio by Borrower Purpose

        The following table sets forth information about our mortgage loan portfolio based on borrower purpose as of March 31, 2003 and December 31, 2002.

Borrower Purpose	March 31, 2003 (1)	December 31, 2002 (1)

Cash-out refinance	69.50%	69.58%
Purchase	20.84%	21.05%
Rate or term refinance	9.66%	9.37%

(1)	Excludes loans funded but not uploaded to the servicing system at March 31, 2003 and December 31, 2002 of $138.6 million and $212.3 million, respectively.

Mortgage Loan Portfolio Based Upon the Borrower’s Credit Score

        The following table sets forth information about our mortgage loan portfolio based on the borrower’s credit score as of March 31, 2003 and December 31, 2002.

Weighted Average Median Credit Score	March 31, 2003 (1)	December 31, 2002 (1)

>700	7.00%	6.68%
700 to 651	14.03%	13.26%
650 to 601	27.73%	27.00%
600 to 551	26.67%	26.92%
550 to 501	20.76%	21.40%
< 500	2.33%	2.84%
Unavailable	1.49%	1.90%
Weighted Average Median
Credit Score (2)	603	600

(1)	Excludes loans funded but not uploaded to the servicing system at March 31, 2003 and December 31, 2002 of $138.6 million and $212.3 million, respectively.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

Mortgage Loan Portfolio Geographic Distribution

        The following table sets forth the percentage of our mortgage loan portfolio by state as of March 31, 2003 and December 31, 2002.

	March 31, 2003 (1)	December 31, 2002 (1)

California	23.44%	23.01%
Florida	7.38%	7.03%
Georgia	5.63%	6.02%
Virginia	5.13%	5.14%
Texas	4.68%	4.45%
New York	3.25%	3.16%
Maryland	3.24%	3.18%
Ohio	3.00%	3.04%
New Jersey	2.98%	3.11%
Pennsylvania	2.84%	2.99%
Michigan	2.65%	2.78%
Illinois	2.63%	2.65%
Colorado	2.61%	2.54%
Washington	2.12%	2.00%
Connecticut	2.07%	1.71%
Arizona	2.02%	2.08%
Minnesota	1.87%	2.30%
Indiana	1.71%	1.74%
Missouri	1.64%	1.70%
Tennessee	1.61%	1.62%
Oregon	1.60%	1.53%
Massachusetts	1.55%	1.54%
North Carolina	1.45%	1.45%
Louisiana	1.06%	1.11%
Other	11.84%	12.12%

Total	100.00%	100.00%

(1)	Excludes loans funded but not uploaded to the servicing system at March 31, 2003 and December 31, 2002 of $138.6 million and $212.3 million, respectively.

Securitized Mortgage Loan Coupon and Prepayment Penalties

        The following table sets forth information about our securitized mortgage loan portfolio at March 31, 2003 and December 31, 2002.

						Constant Prepayment Rate (Annual Percent)
	Principal				Weighted Average Coupon			3 Month		12 Month		Life-to-date
	Issue Date	Original Loan Balance	Current Loan Balance	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm	Fixed	Arm	Fixed	Arm

March 31, 2003
SAST 2001-2	8/2/2001	$650,410	$406,224	80.17%	9.58%	9.99%	29.52%	36.41%	27.33%	36.31%	21.38%	29.45%
SAST 2001-3	10/11/2001	$699,999	$456,922	81.16%	9.98%	9.67%	32.91%	37.81%	29.52%	32.20%	26.26%	29.09%
SAST 2002-1	3/14/2002	$899,995	$694,304	76.28%	8.94%	9.23%	31.66%	33.27%	--	--	20.71%	25.24%
SAST 2002-2	7/10/2002	$605,000	$536,457	73.90%	8.90%	9.06%	18.62%	22.18%	--	--	15.35%	18.20%
SAST 2002-3	11/8/2002	$999,999	$960,456	72.09%	8.47%	8.44%	13.83%	15.61%	--	--	9.18%	9.81%
SAST 2003-1	3/6/2003	$749,996	$749,996	76.39%	7.62%	8.12%	--	--	--	--	--	--
December 31,
2002
SAST 2001-2	8/2/2001	$650,410	$449,230	80.11%	9.62%	9.98%	27.04%	40.38%	23.47%	32.48%	19.75%	28.06%
SAST 2001-3	10/11/2001	$699,999	$512,750	80.46%	9.99%	9.68%	39.07%	38.21%	24.23%	25.97%	24.49%	26.72%
SAST 2002-1	3/14/2002	$899,995	$768,237	75.66%	8.95%	9.25%	22.87%	28.57%	--	--	16.16%	21.98%
SAST 2002-2	7/10/2002	$605,000	$570,599	72.91%	8.90%	9.07%	13.67%	14.96%	--	--	12.80%	15.08%
SAST 2002-3	11/8/2002	$699,818	$692,255	70.07%	8.60%	8.57%	--	--	--	--	8.65%	4.32%

Mortgage Loan Production Operations

   Overview

        The following table sets forth selected information about our total loan production and purchases for the three months ended March 31, 2003 and 2002.

	For the Three Months Ended March 31, 2003 2002 (1)
	($ in thousands)
Loan production	$714,104	$520,566
Average principal balance per loan	$145	$127
Number of loans originated	4,925	4,099
Combined weighted average initial LTV	79.50%	77.54%
Percentage of first mortgage loans owner occupied	93.62%	94.12%
Percentage with prepayment penalty	77.97%	76.30%
Weighted average median credit score (2)	612	601
Percentage fixed rate mortgages	37.92%	37.32%
Percentage adjustable rate mortgages	62.08%	62.68%
Weighted average interest rate:
Fixed rate mortgages	7.91%	9.07%
Adjustable rate mortgages	7.97%	9.25%
Gross margin - adjustable rate mortgages (3)	5.56%	5.51%

(1)	Amounts for the three months ended March 31, 2002 include $41.3 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.
(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(3)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our total loan production and purchases for the three months ended March 31, 2003 and 2002.

	For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002
	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized
Fees collected (2) (3)	(74)	68	(6)	(92)	83	(9)
General and administrative
production costs
(2)(3)(4)	270	(78)	192	304	(73)	231
Premium paid (2)(3)	157	(157)	--	107	(107)	--

Net cost to produce (2)(3)	353	(167)	186	319	(97)	222

(1)	The Company defers non-refundable fees and certain direct costs associated with originating a loan in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.
(2)	Excludes costs related to purchases from pre-divestiture securitizations pursuant to clean-up call provisions of the securitization trusts.
(3)	In basis points.
(4)	The incurred column excludes corporate overhead costs of 117 and 128 basis points, respectively, and includes depreciation expense. Loan production figures used in this calculation are net of called loans.

        The cost to produce for the first quarter of 2003 was impacted by our decision to temporarily halt mortgage loan production in Georgia due to secondary market reaction to certain provisions of the Georgia Fair Lending Act. Our total loan production in Georgia declined to $17.9 million during the first quarter of 2003 from $33.7 million in the first quarter of 2002, without a corresponding reduction in general and administrative production costs, as we maintained our offices and staffing during the quarter. We resumed production in Georgia following improvement in secondary market conditions for Georgia mortgages that occurred in response to the amendments to the Georgia Fair Lending Act that became effective on March 7, 2003.

Loan Production by Product Type

        The following table sets forth information about our loan production based on product type for the three months ended March 31, 2003 and 2002.

                                                                                 For the Three Months Ended March 31,
                                                                                      2003             2002 (1)
               Product Type                                                       ---------------  ---------------

      Adjustable rate mortgages  Adjustable rate mortgages...........              0.09%             1.84%
                                          2 year hybrids......................             44.57%            29.79%
                                          3 year hybrids......................             17.10%            30.35%
                                          5 year hybrids......................              0.32%             0.70%
                                                                                  ---------------   ---------------
                                              Total adjustable rate mortgages              62.08%            62.68%
                                                                                  ---------------   ---------------
               Fixed rate mortgages       Fifteen year........................              3.84%             5.19%
                                          Thirty year.........................             23.82%            23.82%
                                          Balloons............................              4.58%             5.66%
                                          Other...............................              5.68%             2.65%
                                                                                  ---------------   ---------------
                                               Total fixed rate mortgages.....             37.92%            37.32%
                                                                                  ===============   ===============

(1)	Amounts for the three months ended March 31, 2002 include $41.3 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Loan Production by Borrower Risk Classification

        The following table sets forth information about our loan production by borrower risk classification for the three months ended March 31, 2003 and 2002.

	For the Three Months Ended March 31,
	2003	2002 (2)
A+ Credit Loans (1)
Percentage of total purchases and originations	40.53%	23.08%
Combined weighted average initial LTV	80.07%	76.77%
Weighted average median credit score	665	663
Weighted average interest rate:
Fixed rate mortgages	7.59%	7.96%
Adjustable rate mortgages	6.93%	8.03%
Gross margin - adjustable rate mortgages	4.79%	4.77%
A Credit Loans (1)
Percentage of total purchases and originations	21.26%	27.08%
Combined weighted average initial LTV	79.33%	78.36%
Weighted average median credit score	602	615
Weighted average interest rate:
Fixed rate mortgages	7.71%	9.21%
Adjustable rate mortgages	7.53%	8.51%
Gross margin - adjustable rate mortgages	5.22%	5.01%
A- Credit Loans (1)
Percentage of total purchases and originations	25.48%	29.78%
Combined weighted average initial LTV	81.04%	80.32%
Weighted average median credit score	568	579
Weighted average interest rate:
Fixed rate mortgages	8.60%	9.81%
Adjustable rate mortgages	8.51%	9.36%
Gross margin - adjustable rate mortgages	6.03%	5.48%
B Credit Loans (1)
Percentage of total purchases and originations	8.36%	13.24%
Combined weighted average initial LTV	76.81%	75.51%
Weighted average median credit score	549	546
Weighted average interest rate:
Fixed rate mortgages	9.31%	10.78%
Adjustable rate mortgages	9.24%	10.04%
Gross margin - adjustable rate mortgages	6.47%	6.24%
C Credit Loans (1)
Percentage of total purchases and originations	4.01%	5.64%
Combined weighted average initial LTV	72.15%	70.67%
Weighted average median credit score	534	535
Weighted average interest rate:
Fixed rate mortgages	10.31%	12.15%
Adjustable rate mortgages	9.87%	11.19%
Gross margin - adjustable rate mortgages	6.68%	6.72%
D Credit Loans (1)
Percentage of total purchases and originations	0.36%	1.18%
Combined weighted average initial LTV	60.68%	59.70%
Weighted average median credit score	552	526
Weighted average interest rate:
Fixed rate mortgages	11.38%	12.15%
Adjustable rate mortgages	9.97%	12.32%
Gross margin - adjustable rate mortgages	7.29%	7.35%

(1)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.
(2)	Amounts for the three months ended March 31, 2002 include $41.3 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Loan Production by Income Documentation

        The following table sets forth information about our loan production based on income documentation for the three months ended March 31, 2003 and 2002.

	For the Three Months Ended March 31,
	2003		2002 (1)
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score
Full documentation	70.26%	602	73.19%	597
Limited documentation	4.47%	632	7.23%	621
Stated income	25.27%	635	19.31%	607
Other	--	--	0.27%	606

(1)	Amounts for the three months ended March 31, 2002 include $41.3 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Loan Production by Borrower Purpose

        The following table sets forth information about our loan production based on borrower purpose for the three months ended March 31, 2003 and 2002.

	For the Three Months Ended March 31,
Borrower Purpose	2003	2002 (1)
Cash-out refinance	69.12%	71.73%
Purchase	20.54%	19.15%
Rate or term refinance	10.34%	9.12%

(1)	Amounts for the three months ended March 31, 2002 include $41.3 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Loan Production Based Upon the Borrower’s Credit Score

        The following table sets forth information about our loan production based on the borrower’s credit score for the three months ended March 31, 2003 and 2002.

	For the Three Months Ended March 31,
Weighted Average Median Credit Score	2003	2002 (1)
>700	8.33%	6.83%
700 to 651	18.20%	11.93%
650 to 601	29.25%	25.56%
600 to 551	24.53%	26.16%
550 to 501	19.17%	21.57%
< 500	0.41%	1.51%
Unavailable	0.11%	6.44%
Weighted Average Median Credit Score (2)	612	601

(1)	Amounts for the three months ended March 31, 2002 include $41.3 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.
(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

Geographic Distribution

        The following table sets forth the percentage of all loans originated or purchased by the Company by state for the periods shown.

	For the Three Months Ended March 31,
	2003	2002 (1)
California	27.02%	25.38%
Florida	8.64%	7.05%
Virginia	5.38%	5.35%
Texas	4.57%	3.41%
New York	3.93%	3.23%
Maryland	3.91%	3.40%
Connecticut	3.48%	1.19%
Illinois	3.03%	1.99%
New Jersey	2.82%	2.55%
Colorado	2.76%	1.76%
Washington	2.69%	2.32%
Georgia	2.51%	6.49%
Ohio	2.28%	2.50%
Arizona	2.12%	1.99%
Michigan	2.05%	2.50%
Massachusetts	1.91%	2.19%
Pennsylvania	1.87%	2.92%
Oregon	1.51%	1.41%
Missouri	1.43%	1.83%
Nevada	1.38%	0.60%
Tennessee	1.32%	1.66%
North Carolina	1.29%	1.64%
Wisconsin	1.27%	0.34%
Indiana	1.26%	1.43%
Other	9.57%	14.87%

Total	100.00%	100.00%

(1)	Amounts for the three months ended March 31, 2002 include $41.3 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Consolidated Results

         Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

General

        We reported net income of $12.9 million for the three months ended March 31, 2003 compared to net income of $2.0 million for the three months ended March 31, 2002. The increase in net income during the first quarter of 2003 compared to the first quarter of 2002 was primarily the result of growth in our mortgage loan portfolio and our net interest margin as well as an increase in our net servicing income during the first quarter of 2003, as discussed below.

Net Revenues

        Net revenues increased $22.5 million to $47.4 million for the three months ended March 31, 2003, from $24.9 million for the three months ended March 31, 2002. See the discussion of individual net revenue components below.

        Net interest income after provision for loan losses. Net interest income after provision for loan losses increased $17.6 million to $34.8 million for the three months ended March 31, 2003, from $17.2 million for the three months ended March 31, 2002. This increase was due to the following:

         Interest Income

        Interest income increased $29.7 million to $70.2 million for the three months ended March 31, 2003, from $40.5 million for the three months ended March 31, 2002. The increase in interest income is due primarily to an increase in the mortgage loan portfolio of 86%, which relates to a higher interest income of $38.9 million. As the mortgage loan portfolio grew, basis adjustments also increased, which offset interest income due to higher amortization of $3.2 million in the first quarter of 2003. Basis adjustments include premiums, discounts and net deferred origination costs, which increased due to the origination and purchase of mortgage loans during the quarter. Similarly, the amortization of fair value hedges increased $6.0 million in the first quarter of 2003 compared to the first quarter of 2002, which also reduced interest income during the quarter. The increase in interest income was also offset by a decrease in the weighted average coupon rate. Table 1 below represents the average yield on our interest-earning assets for the three months ended March 31, 2003 and 2002, respectively.

      Table 1 – Interest Income Yield Analysis Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

	Three Months Ended March 31, 2003				Three Months Ended March 31, 2002
	Average Balance	Interest Income	Average Yield		Average Balance	Interest Income	Average Yield
	($ in thousands)

Gross	$3,723,306	$81,277	8.73%		$1,859,293	$42,419	9.12%
Less amortization of basis
adjustments (1)	--	(4,897)	(0.5	3)%	--	(1,700)	(0.3	7)%
Less amortization of fair value
hedges	--	(6,200)	(0.6	7)%	--	(175)	(0.0	4)%

Total interest-earning assets	$3,723,306	$70,180	7.54%		$1,859,293	$40,544	8.72%

(1)	Basis adjustments include premiums, discounts, and net deferred origination costs.

         Interest Expense

        Interest expense increased $10.6 million to $26.8 million for the three months ended March 31, 2003, from $16.2 million for the three months ended March 31, 2002. This increase is primarily related to the average balance of borrowings increasing from $1.9 billion for the three months ended March 31, 2002 to $3.8 billion for the three months ended March 31, 2003 as a result of the growth in our mortgage loan portfolio. The interest expense increase was partially offset by the accretion of basis adjustments and cash flow hedges for the three months ended March 31, 2003. Table 2 below represents the average yield on our interest-bearing liabilities for the three months ended March 31, 2003 and 2002, respectively.

Table 2 – Interest Expense Yield Analysis Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

	Three Months Ended March 31, 2003				Three Months Ended March 31, 2002
	Average Balance	Interest Expense	Average Yield		Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$75,715	$475	2.51%		$34,948	$272	3.11%
Less Buydown	--	(231)	(1.2	2)%	--	(81)	(0.9	3)%

Net Warehouse financing	75,715	244	1.29%		34,948	191	2.18%

Repurchase agreements	287,117	1,459	2.03%		349,364	2,173	2.49%
Securitization financing:
Gross	3,412,266	32,146	3.77%		1,452,783	15,554	4.28%
Less accretion of basis adjustments (1)	--	(7,304)	(0.8	6)%	--	(2,756)	(0.7	6)%
Less accretion of cash flow hedges	--	(1,143)	(0.1	3)%	--	--	--

Net securitization financing:	3,412,266	23,699	2.78%		1,452,783	12,798	3.52%

Notes payable	25,000	493	8.00%		25,000	493	8.00%
Other expenses	--	897	--		--	584	--

Total interest-bearing liabilities	$3,800,098	$26,792	2.82%		$1,862,095	$16,239	3.49%

(1)	Basis adjustments include deferred issuance costs and premiums and discounts on bonds.

         Provision for Mortgage Loan Losses

        Provision for mortgage loan losses increased $1.5 million to $8.6 million for the three months ended March 31, 2003, from $7.1 million for the three months ended March 31, 2002. This increase is a result of an increase in delinquencies due to both the aging and growth of our mortgage loan portfolio, partially offset by better than anticipated cure rates. We record provisions for mortgage loan losses on our mortgage loan portfolio, which includes securitized loans and unsecuritized loans, for probable existing losses.

        We did not make any significant changes in our reserve methodologies or assumptions during the three months ended March 31, 2003. We do expect that future delinquencies will increase primarily as a result of the aging of our loan portfolio. Therefore, we expect our future provision for loan losses to increase.

         Servicing Income

        Servicing income, net of servicing rights amortization, represents all contractual and ancillary servicing revenue (primarily late fees and electronic payment processing fees) for servicing third party loans. Contractual servicing fees relating to our mortgage loan portfolio is a component of interest income. We do, however, collect ancillary fees on our mortgage loan portfolio and classify such fees as servicing income. Prepayment penalty income, also included within servicing income, represents all contractual income received for loans in which a borrower chose to prepay before a contractual time period. Servicing income, net of servicing rights amortization and impairment, increased $4.9 million to $12.6 million for the three months ended March 31, 2003, from $7.7 million for the three months ended March 31, 2002. The increase was primarily due to the increase in prepayment penalty income of $3.8 million and a decrease of approximately $2.8 million of MSR amortization for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. These increases are partially offset by an MSR impairment charge during the first quarter of 2003 of $0.5 million, an increase of tax service fee expenses of $0.7 million due to the acquisition of third party servicing rights, and a decrease in master servicing income of $0.4 million. The increase in prepayment penalty income is due an increase in mortgage loan refinancing related to a decrease in market interest rates in the first quarter of 2003. The decrease in amortization of MSR is due to the aging of the associated third party loan portfolio. The MSR impairment charge and the decline of the master servicing fee income was the result of higher than anticipated default rates and prepayment activity on third party serviced loans during the first quarter of 2003. The information relating to our servicing income is shown on Table 3 below:

         Table 3—Servicing Income Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

	Three Months Ended March 31,
	2003	2002
	($ in thousands)
Average servicing portfolio (1)	$7,985,238	$6,398,084
Servicing income	$9,566	$10,829
Amortization and impairment (2)	$1,985	$4,330
Servicing fees (3)(4)	49	55
Prepayment penalty income (3)	25	8
Other servicing income (3)(5)	(1)	13
Total servicing income (3)	73	76
Amortization and impairment (2)(3)	10	27

(1)	Average servicing portfolio includes the owned portfolio; however, servicing income is not recognized separately for these loans, but rather as a component of interest income.
(2)	Includes amortization of MSRs.
(3)	In basis points.
(4)	Includes master servicing fees received of $0.5 million, or 3 basis points, for the three months ended March 31, 2003 and $0.8 million, or 5 basis points, for the three months ended March 31, 2002.
(5)	Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

        Our mortgage loan servicing portfolio, including loans recorded on the condensed consolidated balance sheet, increased approximately $0.8 billion to $8.4 billion at March 31, 2003, from $7.6 billion at December 31, 2002. The increase was due primarily to the origination and purchase of $714.1 million of mortgage loans during the three months ended March 31, 2003, the acquisition of servicing rights related to approximately $1.1 billion of mortgage loans owned by non-affiliated companies during the three months ended March 31, 2003, offset by decreases caused by prepayments and losses totaling $1.2 billion.

Expenses

        Total expenses increased $5.1 million to $26.5 million for the three months ended March 31, 2003, from $21.4 million for the three months ended March 31, 2002. The items that primarily impacted this were an increase in payroll and related expenses of $2.4 million, an increase in general and administrative expenses of $2.1 million, and an increase in other expenses of $0.3 million. These items are discussed in greater detail below.

        Payroll and Related Expenses. Payroll and related expenses include salaries, benefits, payroll taxes, and severance. Payroll and related expenses increased $2.4 million to $14.3 million for the three months ended March 31, 2003, from $11.9 million for the three months ended March 31, 2002. The increase was primarily due to the increase in employees in the first quarter of 2003 versus the first quarter of 2002, for which salary expense increased $1.8 million, and an increase in severance expense of $0.3 million.

        We expect payroll and related expenses to continue to increase as we continue to build our staffing to support further loan production growth. We employed 1,098 predominantly full time employees as of March 31, 2003, compared to 1,077 predominantly full time employees as of December 31, 2002 and 938 as of March 31, 2002.

        General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, license fees, professional, travel and entertainment expenses, depreciation, and advertising and promotional expenses. General and administrative expenses increased $2.1 million to $10.9 million for the three months ended March 31, 2003, from $8.8 million for the three months ended March 31, 2002. The increase was primarily due to increased costs associated with higher mortgage loan production, as well as increased non-capitalizable costs associated with opening additional retail branches and preparation for the servicing system conversion. We expect general and administration expenses to increase in future periods as we incur additional costs in anticipation of new SEC regulations and pending changes in stock exchange listing requirements eminating from the Sarbanes-Oxley Act of 2002, increased legal compliance costs, and the expansion of our retail facilities. We also expect general and administrative expenses to increase due to future loan production growth.

        Other Expenses. Other expenses increased $0.3 million to $0.7 million for the three months ended March 31, 2003, from $0.4 million for the three months ended March 31, 2002. The increase was primarily due to the increase in impairments of real estate owned during the first quarter of 2003.

        Income Taxes. We recorded income tax expense of $8.0 million and $1.5 million for the three months ended March 31, 2003 and 2002, respectively. We experienced a 38.4% effective tax rate for the three months ended March 31, 2003, compared to a 43.7% effective tax rate for the three months ended March 31, 2002. The higher effective tax rate experienced during the first quarter of 2002 was due to higher state taxes and franchise taxes incurred during that period.

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

        Certain amounts are not evaluated at the segment level and are included in the segment net operating income reconciliation below. The segment’s estimated fair value from a gain on sale of mortgage loans originated was required to be eliminated since we structure our securitizations as financing transactions. Net interest income is not allocated at a segment level since it is recorded once the loan production process is complete, and it is therefore included as a reconciling item below.

        Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	($ in thousands)
Segment Revenues:
Wholesale	$11,158	$7,407
Correspondent	3,773	2,438
Retail	9,012	6,396
Servicing	12,489	7,611

Total segment revenues	$36,432	$23,852

Segment Net Operating Income:
Wholesale	$5,886	$3,048
Correspondent	1,830	989
Retail	2,405	1,154
Servicing (1)	6,689	2,649

Total segment net operating income	$16,810	$7,840

Segment Net Operating Income Reconciliation
Total segment net operating income	$16,810	$7,840
Net interest income	43,396	24,307
Provision for loan losses	(7,957)	(7,094)
Unallocated gain on sale of mortgage loans	6	--
Elimination of gain on sale	(22,817)	(15,918)
Unallocated shared general and administrative
expenses	(8,302)	(5,683)
Other (expense) income	(231)	73

Total consolidated income before taxes	$20,905	$3,525

(1)	The Company includes all costs to service mortgage loans within the servicing segment.

Wholesale – Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Wholesale segment revenues increased $3.8 million to $11.2 million for the three months ended March 31, 2003 compared to $7.4 million for the three months ended March 31, 2002. The increase of $3.8 million was related to an increase in mortgage loan production.

        Wholesale segment net operating income increased $2.9 million to $5.9 million for the three months ended March 31, 2003 compared to $3.0 million for the three months ended March 31, 2002. The increase was due to higher segment revenues of $3.8 million, as well as $0.9 million in overall higher general and administrative costs for the three months ended March 31, 2003. The higher general and administrative costs for the wholesale segment was due primarily to the increase in the number of sales representatives added in the first quarter of 2003, of which $0.6 million related to an increase of salary and benefits expense and $0.2 million related to an increase of severance expense. .

        The following table sets forth selected information about our wholesale loan production for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003	2002
	($ in thousands)
Loan production	$274,724	$225,384
Average principal balance per loan	$151	$134
Number of loans originated	1,819	1,682
Combined weighted average initial LTV	78.99%	78.60%
Percentage of first mortgage loans owner occupied	91.00%	92.84%
Percentage with prepayment penalty	73.40%	78.98%
Weighted average median credit score (1)	627	596
Percentage fixed rate mortgages	30.73%	20.14%
Percentage adjustable rate mortgages	69.27%	79.86%
Weighted average interest rate:
Fixed rate mortgages	8.37%	9.48%
Adjustable rate mortgages	7.70%	9.23%
Gross margin - adjustable rate mortgages (2)	5.22%	5.40%
Average number of account executives	128	112
Volume per account executive	$2,146	$2,012
Loans originated per account executive	14	15

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our wholesale channel for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized
Fees collected (1)	(35)	35	--	(45)	45	--
General and administrative
production costs (1)(2)	276	(88)	188	283	(90)	193
Premiums paid (1)	83	(83)	--	94	(94)	--

Net cost to produce (1)(3) .	324	(136)	188	332	(139)	193

Net cost per loan (3)($ in 000)	$4.9			$4.4

(1)	In basis points.
(2)	Excludes corporate overhead costs. Includes depreciation and amortization expense.
(3)	Defined as general and administrative costs and premiums paid, net of fees collected, divided by volume.

        Cost to produce during the first quarter of 2003 in the wholesale channel was impacted by our decision to temporarily halt mortgage loan production in Georgia due to secondary market reaction to certain provisions of the Georgia Fair Lending Act.

Correspondent - Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Correspondent segment revenues increased $1.4 million to $3.8 million for the three months ended March 31, 2003 compared to $2.4 million for the three months ended March 31, 2002. The increase of $1.4 million was due primarily to a higher segment economic value on mortgage loan production, of which $0.5 million was related to the declining interest rate environment, and $1.9 million related to an increase in mortgage loan production. There was a significant increase of flow and bulk volume during the first quarter of 2003, which was a result of the favorable pricing conditions in the correspondent market. Management's decision to enter into bulk purchases for $114.5 million of loans was driven by changes in the short-term interest rate environment during the quarter, which allowed us to acquire whole loan pools of mortgages at favorable pricing.

        Correspondent segment net operating income increased $0.8 million to $1.8 million for the three months ended March 31, 2003 compared to $1.0 million for the three months ended March 31, 2002. The increase was due to higher segment revenues of $1.4 million offset by an increase in general and administrative expenses of $0.6 million for the three months ended March 31, 2003. The higher general and administrative costs for the correspondent segment was due primarily to the increase in salary and commission expense by $0.4 million, which increases with the increase in the volume of fundings.

        The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003	2002 (1)
	($ in thousands)
Loan production - bulk	$114,574	$78,551
Average principal balance per loan	$137	$110
Number of loans originated	836	714
Combined weighted average initial LTV	82.85%	77.01%
Percentage of first mortgage loans owner occupied	96.87%	92.68%
Percentage with prepayment penalty	92.64%	57.38%
Weighted average median credit score (2)	567	579
Percentage fixed rate mortgages	18.16%	48.15%
Percentage adjustable rate mortgages	81.84%	51.85%
Weighted average interest rate:
Fixed rate mortgages	8.80%	9.71%
Adjustable rate mortgages	8.63%	9.66%
Gross margin - adjustable rate mortgages (3)	6.51%	6.21%

(1)	Amount for the three months ended March 31, 2002 includes $41.3 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.
(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(3)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003	2002
	($ in thousands)
Loan production - flow	$142,460	$83,123
Average principal balance per loan	$164	$132
Number of loans originated	869	630
Combined weighted average initial LTV	77.69%	72.73%
Percentage of first mortgage loans owner occupied	94.56%	96.50%
Percentage with prepayment penalty	83.51%	86.06%
Weighted average median credit score (1)	604	606
Percentage Fixed rate mortgages	32.15%	44.36%
Percentage adjustable rate mortgages	67.85%	55.64%
Weighted average interest rate:
Fixed rate mortgages	8.10%	9.10%
Adjustable rate mortgages	8.10%	9.69%
Gross margin - adjustable rate mortgages (2)	5.15%	5.41%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table sets forth selected information about our sales representatives in our correspondent channel for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003	2002
	($ in thousands)
Loan production - bulk	$114,574	$78,551
Loan production - flow	$142,460	$83,123
Total loan production	$257,034	$161,674
Number of loans originated	1,705	1,344
Average number of sales representatives	9	9
Volume per sales representative	$28,559	$17,964
Loan production per sales representative	189	149

        The following table highlights the net cost to produce loans for our correspondent channel for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31, 2003			For the Three Months Ended March 31, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(6)	--	(6)	(9)	--	(9)
General and administrative
production costs (1)(2)	75	--	75	120	--	120
Premiums paid (1)	346	(346)	--	249	(249)	--

Net cost to produce (1)(3)	415	(346)	69	360	(249)	111

Net cost per loan (3)($in 000)	$6.3			$4.8

(1)	In basis points.
(2)	Excludes corporate overhead costs. Includes depreciation expense.
(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by units of loan production.

        Our general and administrative costs, as measured in basis points, decreased during the three months ended March 31, 2003 due to higher bulk purchase volume. The net cost per loan increased for the correspondent channel due to higher premiums paid during the quarter. The premiums paid on correspondent loans we purchase fluctuate year to year based on market conditions.

Retail – Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Retail segment revenues increased $2.6 million to $9.0 million for the three months ended March 31, 2003 compared to $6.4 million for the three months ended March 31, 2002. The increase was primarily related to growth with the addition of four new branches and the increase in sales staff in the retention and internet branches from the prior year period. In addition, the call center employee base also had an increase of approximately 109%. The increase of $2.6 million was due primarily to higher origination fees of $0.7 million and a higher segment economic value on mortgage loan originations of $1.9 million, of which $2.1 million was related to an increase in mortgage loan originations, offset by $0.2 million related to the interest rate environment.

        Retail segment net operating income increased $1.2 million to $2.4 million for the three months ended March 31, 2003 compared to $1.2 million for the three months ended March 31, 2002. The increase was due to higher segment revenues of $2.6 million, offset by $1.4 million in higher general and administrative costs related to the expansion of the branch network and call center.

        The following table sets forth selected information about our retail loan originations for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,
	2003	2002
	($ in thousands)
Loan originations	$182,345	$133,508
Average principal balance per loan	$132	$126
Number of loans originated	1,381	1,060
Combined weighted average initial LTV	79.56%	79.04%
Percentage of first mortgage loans owner occupied	94.81%	95.65%
Percentage with prepayment penalty	71.30%	77.04%
Weighted average median credit score (1)	624	612
Percentage fixed rate mortgages	65.67%	55.47%
Percentage adjustable rate mortgages	34.33%	44.53%
Weighted average interest rate:
Fixed rate mortgages	7.35%	8.47%
Adjustable rate mortgages	7.60%	8.70%
Gross margin - adjustable rate mortgages (2)	5.84%	5.45%
Average number of loan officers	217	157
Volume per loan officer	$840	$850
Loans originated per loan officer	6	7

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.
(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our retail channel for the three months ended March 31, 2003 and 2002:

	For the Three Months Ended March 31,2003			For the Three Months Ended March 31, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized
Fees collected (1)	(230)	230	--	(245)	245	--
General and administrative
production costs (1)(2)	536	(173)	363	504	(111)	393

Net cost to produce (1)(3)	306	57	363	259	134	393

Net cost per loan (3)($ in 000)	$4.1			$3.3

(1)	In basis points.
(2)	Excludes corporate overhead costs. Includes depreciation expense.
(3)	Defined as general and administrative costs, net of fees collected, divided by units of loan origination.

        Cost to produce during the first quarter of 2003 in the retail channel was impacted by our decision to temporarily halt mortgage loan production in Georgia due to secondary market reaction to certain provisions of the Georgia Fair Lending Act. General and administrative costs also increased during the first quarter of 2003 as a result of the acceleration of opening retail branches in the first half of the year as opposed to the normal practice of opening two branches per quarter.

Servicing

         Our Delinquency and Loss Experience

        As we expected, we have seen an increase in delinquency rates in our mortgage loan portfolio in the first quarter 2003 as compared to the first quarter of 2002 due to the aging and growth of the portfolio. However, we have experienced decreased delinquency rates during the first quarter of 2003 in our total servicing portfolio as compared to the first quarter of 2002 due to new mortgage loan production having a higher credit grade. The following tables set forth information about the delinquency and loss experience of the mortgage loans we service (which are primarily loans we have originated or purchased and have been or will be securitized for the periods indicated).

	March 31,
	2003		2002
Total Delinquencies and Loss Experience (1)	Owned Portfolio	Total Servicing Portfolio	Owned Portfolio	Total Servicing Portfolio
	($ in thousands)
Total outstanding principal balance (at period end) .	$3,953,056	$8,394,916	$2,124,634	$6,440,863
Delinquency (at period end):
30-59 days:
Principal balance	$192,393	$440,530	$113,992	$464,462
Delinquency percentage	4.87%	5.25%	5.37%	7.21%
60-89 days:
Principal balance	$55,604	$140,712	$33,858	$125,867
Delinquency percentage	1.41%	1.68%	1.59%	1.95%
90 days or more:
Principal balance	$27,924	$78,115	$24,489	$112,362
Delinquency percentage	0.71%	0.93%	1.15%	1.74%
Bankruptcies (2):
Principal balance	$66,882	$292,366	$20,450	$233,112
Delinquency percentage	1.69%	3.48%	0.96%	3.62%
Foreclosures:
Principal balance	$94,069	$267,015	$40,040	$253,821
Delinquency percentage	2.38%	3.18%	1.88%	3.94%
Real Estate Owned:
Principal balance	$26,924	$112,767	$6,104	$119,233
Delinquency percentage	0.68%	1.34%	0.29%	1.85%
Total Seriously Delinquent including real estate	6.39%	9.82%	5.59%	12.42%
owned (3)
Total Seriously Delinquent excluding real estate	5.71%	8.47%	5.32%	10.58%
owned
Net losses on liquidated loans - trust basis -	$5,860	$26,554	$948	$24,559
quarter ended
Net losses on liquidated loans - GAAP basis -
quarter ended	$6,282	n/a	$2,262	n/a
Percentage of trust basis losses on liquidated loans
- annualized	0.59%	1.27%	0.18%	1.53%
Loss severity on liquidated loans (4)	33.08%	41.65%	27.62%	39.87%

(1)	Includes all loans serviced by Saxon Capital, Inc.
(2)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)	Loss severity is defined as the total loss claims divided by the actual unpaid principal balance at the time of liquidation. Total loss claims on a trust basis include all accrued interest, fees and principal balances.

	March 31,
	2003		2002
Bankruptcy Delinquencies and Loss Statistics (1)	Owned Portfolio	Total Servicing Portfolio	Owned Portfolio	Total Servicing Portfolio
	($ in thousands)
Contractually current bankruptcies:
Principal balance	$14,573	$53,290	$5,051	$34,119
Delinquency percentage	0.37%	0.63%	0.24%	0.53%
Bankruptcy delinquency (at period end) (2):
30-59 days:
Principal balance	$4,139	$13,538	$803	$9,658
Delinquency percentage	0.10%	0.16%	0.04%	0.15%
60-89 days:
Principal balance	$3,109	$14,334	$2,381	$9,884
Delinquency percentage	0.08%	0.17%	0.11%	0.15%
90 days or more:
Principal balance	$45,061	$211,205	$12,215	$179,451
Delinquency percentage	1.14%	2.52%	0.57%	2.79%
Total bankruptcy delinquencies:
Principal balance	$52,309	$239,076	$15,399	$198,993
Delinquency percentage	1.32%	2.85%	0.72%	3.09%

(1)	Includes all loans serviced by Saxon Capital, Inc.
(2)	Delinquencies are measured versus contractual due dates. Payments that are less than the contractual amount, even if made under a court plan, are reported as delinquent.

        A reconciliation between trust losses and GAAP losses is provided below. Management believes that it is meaningful to show both measures of losses since it is a widely accepted industry practice to review losses on a trust level; however these losses are recorded on a GAAP basis in our condensed consolidated financial statements. GAAP requires losses to be recognized immediately upon the loan transferring to real estate owned. However, the trust does not recognize a loss on real estate owned until it is sold, which causes a timing difference between GAAP and trust losses. In addition, the trust losses exclude losses resulting from a delinquent loan sale.

	For the Three Months Ended March 31, 2003	For the Three Months Ended March 31, 2002
	($ in thousands)
Losses - trust basis	$5,860	$948
Loan transfers to real estate owned	3,791	1,822
Realized losses on real estate owned	(3,871)	(662)
Timing differences related to realized losses	958	--

Basis adjustment applied against loss	(41)	--

Other	(415)	154

Losses – GAAP basis	$6,282	$2,262

        Previously, we included real estate owned as a component of the mortgage loan portfolio balance and the allowance for loan loss. Due to its significance, those amounts have been reclassified to a separate line item on our condensed consolidated balance sheets. Prior period activity for the allowance for loan loss as reclassified is shown below.

	Quarter Ended December 30, 2002	Quarter Ended September 30, 2002	Quarter Ended June 30, 2002
	($ in thousands)
Beginning balance	$37,753	$34,260	$27,582
Provision	8,112	6,889	9,479
Charge-offs	(5,638)	(3,396)	(2,801)

Ending balance	$40,227	$37,753	$34,260

Real estate owned - gross	$23,017	$17,750	$10,044
Less: impairment	8,454	5,969	3,655

Total real estate owned, net	$14,563	$11,781	$6,389

        In addition to servicing mortgage loans that we originate or purchase, we service mortgage loans for other lenders and investors. Our loan servicing portfolio as of March 31, 2003 is summarized below:

	Number of Loans	Principal Balance	Average Loan Balance
	($ in thousands)
Saxon Capital, Inc. (1)	30,894	$3,953,056	$128
Dominion Capital (2)	25,108	2,092,133	83
Greenwich Capital, Inc.	8,320	1,428,678	172
Credit Suisse First Boston	6,065	781,373	129
Dynex Capital, Inc.	884	88,204	100
Fannie Mae, Freddie Mac, or Ginnie Mae	1,260	33,984	27
Various government entities and other investors	505	17,488	35

Total	73,036	$8,394,916	$115

(1)	Includes loans originated and purchased by Saxon Capital, Inc. from July 6, 2001 to March 31, 2003.
(2)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

         Our Delinquency and Loss Experience

Delinquency by Credit Grade by Year Funded (1)(2)

	Percentage 60+ Days Delinquent (3)
Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	A+/A	A-	B	C	D	Total	Cumulative Loss Percentage (4)	Loss Severity (5)
	($ in thousands)
1996	$ 741,645	$ 35,304	4.8%	4.60%	9.52%	1.66%	31.15%	--	6.16%	1.86%	32.08%
1997	$1,769,538	$ 139,321	7.9%	5.52%	13.02%	10.83%	17.81%	13.11%	10.71%	2.97%	38.96%
1998	$2,084,718	$ 345,045	16.6%	8.67%	16.79%	24.05%	28.40%	31.75%	16.19%	3.19%	39.97%
1999	$2,381,387	$ 670,664	28.2%	11.81%	19.24%	26.35%	33.81%	37.39%	20.99%	3.31%	40.01%
2000	$2,078,637	$ 792,174	38.1%	12.75%	22.31%	27.19%	36.72%	45.86%	24.44%	2.66%	38.15%
2001	$2,364,234	$1,318,742	55.8%	7.44%	16.97%	21.75%	29.87%	33.14%	15.47%	0.75%	30.04%
2002	$2,484,074	$2,036,602	82.0%	2.22%	5.31%	7.89%	9.85%	18.50%	4.19%	0.06%	24.10%
2003	$ 714,104	$ 567,744	79.5%	0.16%	0.17%	--	--	--	0.14%	--	--

(1)	Includes loans originated by Saxon Capital, Inc. and Predecessor
(2)	As of March 31, 2003.
(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.
(4)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.
(5)	Loss severity is defined as the total loss claims divided by the actual unpaid principal balance at the time of liquidation. Total loss claims include all accrued interest, fees and principal balances.

         Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Servicing segment revenues increased $4.9 million to $12.5 million for the three months ended March 31, 2003 compared to $7.6 million for the three months ended March 31, 2002. The increase was due to the increase in prepayment penalty income of $3.8 million due to significant prepayment activity and increased third party servicing income of $1.1 million.

        Servicing segment net operating income increased $4.1 million to $6.7 million for the three months ended March 31, 2003 compared to $2.6 million for the three months ended March 31, 2002. The increase was due to higher segment revenues of $4.9 million offset by $0.8 million in higher general and administrative expenses, which is related to a 12% increase in the employee base.

        During the first quarter of 2003, we acquired servicing rights related to approximately $1.1 billion of mortgage loans owned by non-affiliated companies. We also were able to reduce our cost to service to 26 basis points due to an increase in our overall servicing portfolio and credit quality of the owned portfolio, as well as a continued investment in technology and training.

Financial Condition

         March 31, 2003 Compared to December 31, 2002

        Our mortgage loan portfolio increased to $4.1 billion at March 31, 2003, from $3.6 billion at December 31, 2002. This increase was the result of the origination and purchase of $714.1 million of mortgage loans during the first quarter of 2003, due to the continued favorable interest rate environment, offset by principal payments of $203.3 million and loan sales of $10.8 million for the three months ended March 31, 2003.

        The allowance for loan loss increased to $43.0 million at March 31, 2003, from $40.2 million at December 31, 2002. This increase was the result of the aging and growth of our mortgage loan portfolio.

        MSRs increased to $31.7 million at March 31, 2003, from $25.0 million at December 31, 2002. This increase was primarily due to purchases of $8.7 million of rights to service $1.1 billion of mortgage loans during the three months ended March 31, 2003. This increase was partially offset by amortization of servicing rights of $1.5 million during the first quarter of 2003 as well as a temporary impairment of $0.5 million. The impairment of MSRs was the result of increased prepayment activity on certain third party servicing portfolios during the first quarter of 2003.

        Restricted cash decreased to $0.8 million at March 31, 2003, from $301.4 million at December 31, 2002. On January 10, 2003, the SAST 2002-3 securitization closed, which was prefunded in the fourth quarter of 2002, and all the required mortgage loans were included in the securitization and the restricted cash balance relating to that securitization of $300.5 million was released.

        Trustee receivable increased to $51.8 million at March 31, 2003, from $44.1 million at December 31, 2002. On each payment date, the trust distributes SAST securitization loan payments to their related bondholders. These loan payments are collected by the trust between cut-off dates, which is typically the 17th of each month. Therefore, all principal payments received subsequent to the cut-off date are recorded as a trustee receivable on the consolidated balance sheet. These principal payments are retained by the trustee until the following payment date.

        Mortgage loan warehouse financing decreased $354.5 million to $119.9 million at March 31, 2003, from $474.4 million at December 31, 2002. This decrease was the result of the timing of our securitizations, as we completed the final funding of SAST 2002-3 during the first quarter of 2003 and closed the 2003-1 securitization on March 6, 2003.

        Securitization financing increased to $3.9 billion at March 31, 2003, from $3.3 billion at December 31, 2002. This increase resulted from the execution of one asset-backed securitization totaling $750.0 million during the three months ended March 31, 2003, offset by certificate payments of $150.0 million.

        Stockholders’ equity increased $7.2 million to $293.5 million at March 31, 2003, from $286.3 million at December 31, 2002. The increase in stockholders’ equity is due primarily to net income of $12.9 million for the three months ended March 31, 2003, the issuance of common stock under the Employee Stock Purchase Plan and the exercise of stock options under the Stock Incentive Plan.

Liquidity and Capital Resources

        As a mortgage lending company, we need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. Currently, our primary cash requirements include the funding of:

  mortgage loan originations and purchases pending their pooling and securitization;
  the points and expenses paid in connection with the acquisition of correspondent and wholesale loans;
  ongoing general and administrative expenses;
  servicing advances;
  interest expense on our warehouse lines of credit;
  fees, expenses, and tax payments incurred in connection with our securitization program;
  acquisition of hedge instruments;
  margin requirements on hedging instruments;
  servicing acquisitions; and
  federal estimated tax payments.

        We fund these cash requirements with cash received from:

  borrowings secured by our mortgage loan portfolio and servicing advances;
  principal and interest collections on our mortgage loan portfolio;
  servicing fees and other servicing income;
  points and fees collected from the origination of retail and wholesale loans;
  issuance of equity and debt securities; and
  whole loan sales.

          Liquidity Strategy

        Our liquidity strategy is to finance our mortgage loan portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset backed securities provides us a low cost method of financing our mortgage loan portfolio. In addition, our strategy allows us to reduce our interest rate risk on our fixed rate loans by securitizing them. An integral part of our liquidity strategy is our requirement to have sufficient committed warehouse financing, with a diverse group of counterparties. This provides us with the ability to issue our asset-backed securities at optimal points in time. Our ability to issue asset-backed securities depends on the overall performance of our assets, as well as the strength of the capital markets. We seek to have committed financing facilities that approximate six months of our mortgage production, even though we expect to issue asset-backed securities on a quarterly basis. Another component of our liquidity strategy is our intention of maintaining sufficient working capital to enable us to fund operating cash flow requirements in the event we were to fail to generate sufficient cash flows to cover our operating requirements. As of March 31, 2003, we had approximately $94.5 million of working capital and we had positive cash flows from operations. It is common business practice to define working capital as current assets less current liabilities. Since we do not have a classified balance sheet, we estimated our working capital to be $229.7 million by calculating working capital under this commonly used definition. A reconciliation between our working capital calculation and the commonly defined working capital basis is provided below. Management focuses on the disclosed working capital amount rather than the commonly used definition of working capital because it provides a more conservative approach to how much liquidity we have available to conduct business currently.

	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)
Unrestricted cash	$5,212	$5,212
Borrowing availability	25,498	--
Trustee receivable	--	51,821
Accrued interest receivable	--	43,586
Accrued interest payable	--	(9,231)
Unsecuritized mortgage loans - payments less than one year	147,922	147,922
Warehouse financing facility - payments less than one year	(84,170)	(84,170)
Servicing advances	--	105,142
Financed advances - payments less than one year	--	(32,721)
Securitized loans - payments less than one year	--	1,377,828
Securitized debt - payments less than one year	--	(1,375,725)

Total	$94,462	$229,664

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

        To accumulate loans for securitization, we borrow money on a short-term basis through secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans that are not securitized, we also may use committed facilities to finance the advances required by our servicing contracts as well as mortgage bonds.

        Our credit agreements require us to comply with various customary operating and financial covenants and cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. We were in compliance with all such covenants under these agreements as of and for the quarter ended March 31, 2003. The material terms and features of our secured credit facilities in place are as follows:

        Committed Facilities. There were no changes to our warehouse and repurchase facilities during the first quarter of 2003, except for the extension of the CS First Boston Mortgage Capital LLC facility until April 15, 2003, which has since been extended to April 3, 2004, as discussed further below. At March 31, 2003 we had committed revolving warehouse and repurchase facilities in the amount of $1.49 billion. The table below summarizes our facilities and their expiration dates at March 31, 2003. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount	Expiration Date
($ in thousands)
JP Morgan Chase Bank and CDC Mortgage Capital	$140,000	December 9, 2003
Greenwich Capital Financial Products, Inc.	150,000	July 18, 2003
Greenwich Capital Financial Products, Inc.	175,000	June 26, 2004
Wachovia Bank, N.A	300,000	June 26, 2003
CS First Boston Mortgage Capital, LLC	250,000	April 15, 2003
Merrill Lynch Mortgage Capital, Inc.	250,000	June 30, 2003
JPMorgan Chase Bank	150,000	October 9, 2003
Saxon Advance Receivables Backed Certificates	75,000	August 2005

Total committed facilities	$1,490,000

        The CS First Boston repurchase facility was renewed on April 4, 2003, with the maximum committed amount being reduced to $100 million from $250 million at March 31, 2003. The facility also has a maximum uncommitted amount of $150 million. The facility will terminate on April 3, 2004. Additionally, the Merrill Lynch repurchase facility was renewed on May 9, 2003, increasing the maximum committed amount to $400 million from $250 million at March 31, 2003. The facility will terminate on May 7, 2004.

      Off Balance Sheet Items and Contractual Obligations

        In connection with the approximately $2.1 billion of mortgage loans securitized by us in off balance sheet transactions since May 1996 and which are still outstanding as of March 31, 2003, we made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, we may be required to remove loans from a securitization and replace them with cash or substitute loans. At March 31, 2003 there were no such breaches for any loans that had been securitized. In connection with the loans we service for others, we do not own any interests in the related securitized trusts or loan pools or have any other economic interests other than those associated with acting as servicer for the related mortgage loans.

        Our subsidiaries have commitments to fund mortgage loans of approximately $238.1 million and $339.3 million at March 31, 2003 and December 31, 2002, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases as of March 31, 2003 and December 31, 2002 totaled $25.9 million and $25.2 million, respectively.

      Contractual Obligations and Commitments

        The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of March 31, 2003.

Payments Due by Period ($ in thousands)
		Maturing in Calendar Years Ending December 31
Contractual Obligations - As of March 31, 2003	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Warehouse financing facility - line of credit	$84,170	$84,170	$--	$--	$--
Warehouse financing facility - repurchase agreements	33,327	8,432	24,895	--	--
Bonds - repurchase agreements	2,400	2,400	--	--	--
Securitization financing - servicing advances	68,619	32,721	35,898	--	--
Securitization financing - loans and real estate	3,789,272	1,375,725	1,489,754	454,400	469,393
owned (1)
Note payable	25,000	--	25,000	--	--
Capital lease obligations	33	30	3	--	--
Operating leases	25,855	5,878	14,983	2,574	2,420

Total contractual cash obligations	$4,028,676	$1,509,356	$1,590,533	$456,974	$471,813

(1)	Amounts listed are bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

Amount of Commitment Expiration Per Period ($ in thousands)
Other Commitments	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	Over 5 years
Warehouse financing facility –line of credit	$140,000	$140,000	$--	$--	$--
Receivables backed certificates	75,000	--	75,000	--	--
Warehouse financing facility – repurchase	1,275,000	1,100,000	175,000	--	--
agreements

Total commercial commitments	$1,490,000	$1,240,000	$250,000	$--	$--

         Cash Flows

        For the three months ended March 31, 2003, we had operating cash flows of $16.7 million, as compared to operating cash flows of $7.6 million for the three months ended March 31, 2002. The increase in our operating cash flows for the first quarter 2003 was primarily the result of an increase in our net income. Operating cash flows, as presented in our consolidated statements of cash flows, exclude the net proceeds from or repayments of mortgage warehouse financing.

Other Matters

         Related Party Transactions

        At March 31, 2003 and December 31, 2002, we had $10.0 million and $8.1 million, respectively, of unpaid principal balances within our mortgage loan portfolio, related to mortgage loans originated for executive directors, officers and employees. As of both March 31, 2003 and December 31, 2002, we had $0.8 million of unpaid principal balances within our mortgage loan portfolio related to mortgage loans originated for our executive officers. These mortgage loans were underwritten to our underwriting guidelines. When making loans to our executive officers and employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 basis points from the market rate. Effective December 1, 2002 we no longer renew or make any new loans to our executive officers or directors.

         Impact of New Accounting Standards

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 (rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements) requires that extinguishments of debt are to be classified in the income statement as ordinary income or loss and not to be included as an extraordinary item. The provisions of SFAS No. 145 related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in Opinion 30 for classification as an extraordinary item shall be reclassified. The provisions of SFAS No. 145 that are related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. Management adopted the remaining provisions of SFAS 145 on January 1, 2003, and it did not have a material impact on the financial position, results of operations, or cash flows of the Company.

        In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which rescinds Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management adopted the provisions of SFAS 146 on January 1, 2003, and it did not have a material impact on the financial position, results of operations, or cash flows of the Company.

        In November 2002, FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which provides interpretation of FASB Statements No. 5, 57, and 107 and rescinds FASB Interpretation No. 34. This Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has guaranteed to a creditor on behalf of a third party. It also elaborates on disclosures a guarantor is to make in its interim and annual financial statements about any obligations under certain guarantees it has issued. The effective date for the initial recognition and initial measurement provisions of this Interpretation is for guarantees issued or modified after December 31, 2002; however, the disclosure requirements are effective for financial statements ending after December 15, 2002. The Company adopted the provisions of FASB Interpretation No. 45 on January 1, 2003, and it did not have a material impact on the financial position, results of operations, or cash flows of the Company as the Company is not currently acting as guarantor in any capacity related to circumstances described by FASB Interpretation No. 45.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities and the reporting and disclosure requirements of such. Variable interests are defined as contractual, ownership or other pecuniary interests in an entity that change with changes in the entity’s net asset value. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The primary beneficiary is one that absorbs a majority of the expected losses, residual returns, or both as a result of holding variable interests. If an entity has a variable interest in which it is the primary beneficiary, the entity must then include the variable interest entity’s assets, liabilities, and results of operations in its consolidated financial statements. This Interpretation is immediately effective and must be applied to variable interest entities created after January 31, 2003 or in which an enterprise obtains an interest in after that date. In connection with the loans the Company services for others, the Company does not own any interests in the related securitized trusts or loan pools or have any other economic interests other than those associated with acting as servicer for the related mortgage loans. Effective February 1, 2003, management adopted Interpretation No. 46, and it did not have a material impact on the Company’s financial position, results of operations, or cash flows.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. Management has not yet determined the impact, if any, of adoption of SFAS No. 149.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

        We define market risk as the sensitivity of income and stockholders’ equity to changes in interest rates. Changes in prevailing market interest rates can cause two general types of effects on our business. First, any general increase in mortgage loan interest rates may tend to reduce customer demand for new mortgage loans for the mortgage industry generally, which can negatively impact our future production volume. Second, increases or decreases in interest rates can cause changes in our net interest margin on the mortgage loans that we own or are committed to fund, and as a result, cause changes in our net income and stockholders’ equity. We refer to this second type of risk as our “managed interest rate risk,” which is the subject of this Item 3. Substantially all of our managed interest rate risk arises from debt related to the financing of our mortgage loan portfolio.

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

        The increase in the net interest margin in a falling interest rate environment or decrease in the net interest margin in a rising rate environment tends to occur because our debt typically reprices faster than our mortgage loan portfolio. The slower repricing of assets results mainly from the lag effect inherent in our hybrid mortgage loans which are fixed for either two or three years and then adjust to market interest rates – subject to limitations – compared to our debt which is based on LIBOR.

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

             Counterparty Risk

                An additional risk that arises from our borrowing (including repurchase agreements) and derivative activities is counterparty risk. These activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties.” If a counterparty were to default, we could potentially be exposed to financial loss. We seek to mitigate this risk by limiting our derivatives transactions to counterparties that we believe to be well established, reputable and financially strong.

Maturity and Repricing Information

                The following table summarizes the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps and futures that we held as of March 31, 2003 and December 31, 2002.

As of March 31, 2003
For Years Ending December 31,	2003	2004	2005	2006	2007	Thereafter
($ in thousands)

Floors Sold - Notional:	$154,103	--	--	--	--	--

Weighted average rate	2.25%	--	--	--	--	--

Caps Bought - Notional:	$173,000	$508,000	$468,225	--	--	--

Weighted average rate	4.13%	4.72%	5.59%	--	--	--

Caps Sold - Notional:	--	$400,000	$424,225	--	--	--

Weighted average rate	--	6.13%	6.57%	--	--	--

Futures Bought - Notional:	$951,667	$343,750	$50,000	--	--	--

Weighted average rate	1.22%	2.28%	3.12%	--	--	--

Futures Sold - Notional:	$1,411,667	$1,030,000	$550,000	$250,000	--	--

Weighted average rate	1.57%	3.42%	4.33%	4.62%	--	--

Puts Bought - Notional:	$616,667	--	--	--	--	--

Weighted average rate	3.85%	--	--	--	--	--

Puts Sold - Notional:	$600,000	$1,000,000	--	--	--	--

Weighted average rate	3.28%	2.50%	--	--	--	--

Calls Bought - Notional:	$1,000,000	$50,000	--	--	--	--

Weighted average rate	1.21%	2.50%	--	--	--	--

Calls Sold - Notional:	$166,667	--	--	--	--	--

Weighted average rate	2.00%	--	--	--	--	--

Total Notional:	$5,073,771	$3,331,750	$1,492,450	$250,000	--	--

As of December 31, 2002
	2003	2004	2005	2006	2007	Thereafter
($ in thousands)

Floors Sold - Notional:	$188,462	--	--	--	--	--

Weighted average rate	2.25%	--	--	--	--	--

Caps Bought - Notional:	$182,000	$508,000	$468,225	--	--	--

Weighted average rate	4.13%	4.72%	5.59%	--	--	--

Caps Sold - Notional:	--	$400,000	$424,225	--	--	--

Weighted average rate	--	6.13%	6.57%	--	--	--

Futures Bought - Notional:	$781,250	$125,000	--	--	--	--

Weighted average rate	2.28%	2.97%	--	--	--	--

Futures Sold - Notional:	$833,750	$692,500	$462,500	$300,000	--	--

Weighted average rate	2.25%	4.05%	4.36%	4.62%	--	--

Puts Bought - Notional:	$700,000	--	--	--	--	--

Weighted average rate	3.48%	--	--	--	--	--

Puts Sold - Notional:	$925,000	--	--	--	--	--

Weighted average rate	3.00%	--	--	--	--	--

Calls Bought - Notional:	$225,000	$125,000	--	--	--	--

Weighted average rate	1.50%	2.50%	--	--	--	--

Calls Sold - Notional:	$225,000	$50,000	--	--	--	--

Weighted average rate	2.00%	2.00%	--	--	--	--

Total Notional:	$4,060,462	$1,900,500	$1,354,950	$300,000	--	--

Analyzing Rate Shifts

        In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves, using scenarios that we develop to provide relevant assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding Federal Reserve Bank (“FRB”) responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan portfolio over long periods of time. The table below represents the change in fair value of the various financial derivative instruments under the four different analysis scenarios that we currently use as of March 31, 2003 and December 31, 2002.

Effect on Fair Value of Assumed Changes in Interest Rates Over a Three Year Period
	March 31, 2003				December 31, 2002
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
	($ in thousands)

Mortgages	$(73,682)	$(20,094)	$(4,494)	$3,535	$(65,530)	$(13,645)	$1,131	$8,924
Futures	29,537	7,655	1,717	(2)	21,780	5,178	2,387	1,465
Sold Puts	(1,496)	1,105	1,703	1,703	(1,590)	--	--	--
Bought Calls	--	207	582	1,146	--	--	715	1,308
Sold Calls	(364)	(581)	(581)	(704)	(126)	(562)	(1,369)	(1,962)
Caps	2,232	78	78	--	4,144	70	70	343
Floors	(127)	(322)	(526)	(689)	--	(250)	(921)	(1,020)

Totals	$(43,900)	$(11,952)	$(1,521)	$4,989	$(41,322)	$(9,209)	$2,013	$9,058

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

        Scenario 3 — In this scenario we hypothetically project relatively stable short-term rates. This scenario assumes that the FRB is relatively patient, by historical standards, as the economy maintains a range of low growth, and thus the FRB is more concerned with economic expansion than inflation. Interest rates are assumed to rise modestly in year two, with only a 300 basis point increase over three years.

        Scenario 4 –This scenario assumes that the FRB determines that it must lower rates in the near term, and then begins to reverse previous interest rate cuts in year two, and more aggressively in year three, accounting for a 300 basis point increase in rates over the three year period.

        These scenarios are provided for illustrative purposes only and are intended to assist in the understanding of our sensitivity to changes in interest rates. While these scenarios are developed based on current economic and market conditions, we cannot make any assurances as to the predictive nature of assumptions made in this analysis. We believe that this method of analysis is valid and of significant assistance to us in our interest rate risk management strategy.

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

Part II. Other Information

Item 1. Legal Proceedings

        A discussion of our legal proceedings is set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2002 that we have filed with the Securities and Exchange Commission.

        We are subject to other legal proceedings arising in the normal course of our business. In the opinion of management, the resolution of these proceedings is not expected to have a material adverse effect on the financial position or the results of operations of the Company.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc. (1)

3.2	Amended and Restated Bylaws of Saxon Capital, Inc. (2)

4.1	Form of Common Stock Certificate (1)

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Employment Agreement - Bradley D. Adams

10.2	Employment Agreement - Robert B. Eastep

10.3	Pooling and Servicing Agreement, dated as of March 1, 2003, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company's Current Report on Form 8-Kdated March 6, 2003).

99.1	Certification of Chief Executive Officer and Principal Financial Officer

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-71052) declared effective by the SEC on January 15, 2002.

(2)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003.

(b)	Reports on Form 8-K

On January 30, 2003, the Company filed a Form 8-K reporting the Company had issued a press release announcing the Company’s financial results for the fourth quarter 2002, and a copy of the press release was filed as an exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 13, 2003

SAXON CAPITAL, INC. By: /s/ Michael L. Sawyer —————————————— Michael L. Sawyer Chief Executive Officer (authorized officer of registrant)

Dated: May 13, 2003

By: /s/ Robert B. Eastep —————————————— Robert B. Eastep Principal Financial Officer

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

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 13, 2003

Saxon Capital, Inc. By: /s/ Michael L. Sawyer —————————————— Michael L. Sawyer Chief Executive Officer

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

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 13, 2003

Saxon Capital, Inc. By: /s/ Robert B. Eastep —————————————— Robert B. Eastep Principal Financial Officer