Form 10-Q
period 2003-06-30
SAXON CAPITAL INC
filed 2003-08-12
CIK 1160425

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2003

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

As of August 11, 2003 there were 28,602,361 shares of our common stock, par value $0.01 per share, outstanding.

SAXON CAPITAL, INC.

Part I. Financial Information

Item 1. Financial Statements

Saxon Capital, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except for share data)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets:
Cash	$4,109	$8,098
Accrued interest receivable	50,177	38,630
Trustee receivable	69,538	44,128
Mortgage loan portfolio	4,400,255	3,612,473
Allowance for loan loss	(44,647)	(40,227)

Net mortgage loan portfolio	4,355,608	3,572,246
Restricted cash	837	301,435
Servicing related advances	99,708	102,558
Mortgage servicing rights, net	29,498	24,971
Deferred tax asset	20,921	17,588
Real estate owned	19,110	14,563
Other assets	43,323	38,945

Total assets	$4,692,829	$4,163,162

Liabilities and stockholders' equity:
Liabilities:
Accrued interest payable	$9,588	$7,431
Warehouse financing	251,918	474,442
Securitization financing	4,083,462	3,347,251
Note payable	25,000	25,000
Other liabilities	21,411	22,692

Total liabilities	4,391,379	3,876,816

Commitments and contingencies - Note 8	—	—
Stockholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares
authorized; shares issued and outstanding: 28,594,111 as of June
30, 2003 and 28,235,781 as of December 31, 2002	286	282
Additional paid-in capital	262,933	259,267
Other comprehensive (loss) income, net of tax of $(6,733) and $3,649	(11,174)	5,707
Retained earnings	49,405	21,090

Total stockholders' equity	301,450	286,346

Total liabilities and stockholders' equity	$4,692,829	$4,163,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Interest income	$76,054	$50,543	$146,242	$91,089
Interest expense	(31,141)	(20,382)	(57,933)	(36,621)

Net interest income	44,913	30,161	88,309	54,468
Provision for mortgage loan losses	(9,677)	(7,987)	(18,291)	(15,081)

Net interest income after
provision for mortgage loan
losses	35,236	22,174	70,018	39,387
Servicing income, net of amortization	15,725	7,462	28,372	15,187
Gain on sale of mortgage assets	45	232	51	232

Total net revenues	51,006	29,868	98,441	54,806
Expenses:
Payroll and related expenses	13,382	12,274	27,660	24,153
General and administrative expenses	11,276	8,846	22,203	17,652
Depreciation	785	394	1,451	684
Other expenses	476	357	1,135	795

Total expenses	25,919	21,871	52,449	43,284
Income before taxes	25,087	7,997	45,992	11,522
Income tax expense	9,656	2,940	17,677	4,480

Net income	$15,431	$5,057	$28,315	$7,042

Earnings per common share:
Average common shares - basic	28,522,401	28,088,753	28,410,096	28,079,960
Average common shares - diluted	29,973,379	29,692,793	29,569,312	29,375,574
Basic earnings per common share	$0.54	$0.18	$1.00	$0.25
Diluted earnings per common share	$0.51	$0.17	$0.96	$0.24

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2002	28,235,781	$282	$259,267	$5,707	$21,090	$286,346

Issuance of common stock	358,330	4	3,666	—	—	3,670
Comprehensive income:
Net income	—	—	—	—	28,315	28,315
Change in unrealized gain on
mortgage securities	—	—	—	(8)	—	(8)
Add: accretion of unrealized gain
on mortgage securities	—	—	—	(324)	—	(324)
Less: tax effect of above
unrealized loss on mortgage
securities	—	—	—	136	—	136
Loss on cash flow hedging instruments	—	—	—	(27,052)	—	(27,052)
Less: amortization of loss on cash
flow hedging instruments	—	—	—	120	—	120
Less: tax effect of loss on cash
flow hedging instruments	—	—	—	10,247	—	10,247

Total comprehensive income (loss)	—	—	—	(16,881)	28,315	11,434

Balance at June 30, 2003	28,594,111	$286	$262,933	$(11,174)	$49,405	$301,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2003	2002
Operating Activities:
Net income	$28,315	$7,042
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	13,337	7,617
Deferred income taxes	(3,333)	(2,828)

Impairment of assets	1,967	—

Provision for loan losses	18,291	15,081

Provision for advanced interest losses	441	3,247
Decrease in servicing related advances	2,850	10,910
Increase in accrued interest receivable	(11,547)	(11,837)
Increase in accrued interest payable	2,157	2,383
Increase in trustee receivable	(25,410)	(12,742)
Net change in other assets and other liabilities	(2,572)	10,366

Net cash provided by operating activities	24,496	29,239

Investing Activities:
Purchase and origination of mortgage loans	(1,478,199)	(1,148,342)
Principal payments on mortgage loan portfolio	619,793	168,279
Proceeds from sale of mortgage loans	23,584	21,031
Proceeds from sale of real estate owned	13,953	2,718
Decrease in restricted cash	300,598	--
Purchases of derivative instruments	--	(16,721)
Purchases of mortgage bonds	(3,000)	--
Principal payments received on mortgage bonds	1,418	--
Acquisition of mortgage servicing rights	(8,697)	--
Net capital expenditures	(4,405)	(1,997)

Net cash used in investing activities	(534,955)	(975,032)

Financing Activities:
Proceeds from issuance of securitization financing	1,380,175	921,689
Bond issuance costs	(4,892)	(3,071)
Principal payments on securitization financing	(624,835)	(182,446)
(Repayment of) proceeds from warehouse financing, net	(222,524)	204,349
Purchases of derivative instruments	(25,124)	--
Proceeds received from issuance of stock	3,670	575

Net cash provided by financing activities	506,470	941,096

Net decrease in cash	(3,989)	(4,697)
Cash at beginning of period	8,098	5,629

Cash at end of period	$4,109	$932

Supplemental Cash Flows Information:
Cash paid for interest	$71,962	$40,894
Cash paid for taxes	$10,305	$4,928
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$6,684	$6,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
June 30, 2003 (unaudited)

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2003. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Saxon Capital, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2002.

        Saxon Capital, Inc. (the “Company”) (NASDAQ: SAXN) was formed on April 23, 2001. The Company acquired all of the issued and outstanding capital stock of SCI Services, Inc. (“Predecessor”) from Dominion Capital, Inc. (“Dominion Capital”) on July 6, 2001. The Company had no activities between April 23, 2001 and the acquisition of Predecessor.

        The Company, through its wholly-owned subsidiaries Saxon Mortgage, Inc. (“Saxon Mortgage”) and America’s MoneyLine, Inc. (“America’s MoneyLine”), is licensed to originate loans or is exempt from licensing requirements, in 49 states. Its activities consist primarily of originating and purchasing single-family residential mortgage loans and home equity loans through three production channels — wholesale, correspondent, and retail. The Company may also, as servicer of record, purchase loans from prior securitizations pursuant to the clean-up call provisions of the trusts. Loans originated or purchased by the Company are secured by a mortgage on the borrower’s property. The Company then either sells these loans or accumulates such loans until a sufficient volume has been reached to securitize into an asset-backed security. In addition, the Company, through its wholly-owned subsidiary Saxon Mortgage Services, Inc. (“Saxon Mortgage Services”), services and sub-services single-family mortgage loans throughout the country that primarily have been purchased or originated by the Company. The Company, headquartered in Glen Allen, Virginia, has operation centers of its subsidiaries in Fort Worth, Texas and Foothill Ranch, California and 27 branch offices located throughout the country at June 30, 2003. The focus of the Company is on originating and purchasing loans to homebuyers who generally do not meet the underwriting guidelines of one of the government-sponsored entities such as the Federal Home Loan Mortgage Corporation, (“Freddie Mac”), the Federal National Mortgage Association, (“Fannie Mae”), and the Government National Mortgage Association, (“Ginnie Mae”). Use of the term “Company” throughout these Notes to Condensed Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company.

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

(c)	Stock Options

        The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, the intrinsic value method, in accounting for its stock options issued to employees and non-employee directors. Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. Under Statement of Financial Accounting Standard ("SFAS") No. 123, any options issued to consultants are expensed. As of June 30, 2003, no options have been granted to consultants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to stock-based employee compensation using the Black-Scholes option pricing model.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands, except per share data)
Net income, as reported	$15,431	$5,057	$28,315	$7,042
Deduct: Total stock-based
compensation expense determined
under fair value based method for
all awards, net of related tax
effects	(638)	(590)	(1,260)	(1,179)

Pro forma net income	$14,793	$4,467	$27,055	$5,863

Earnings per share:
Basic - as reported	$0.54	$0.18	$1.00	$0.25

Basic - pro forma	$0.52	$0.15	$0.96	$0.18

Diluted - as reported	$0.51	$0.17	$0.96	$0.24

Diluted - pro forma	$0.49	$0.14	$0.92	$0.17

(d)	Reclassifications

        Certain amounts for 2002 have been reclassified to conform to presentations adopted in 2003.

(e)	Recently Issued Accounting Standards

        In November 2002, Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which provides interpretation of FASB Statements No. 5, 57, and 107 and rescinds FASB Interpretation No. 34. This Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has guaranteed to a creditor on behalf of a third party. It also elaborates on disclosures a guarantor is to make in its interim and annual financial statements about any obligations under certain guarantees it has issued. The effective date for the initial recognition and initial measurement provisions of this Interpretation is for guarantees issued or modified after December 31, 2002; however, the disclosure requirements are effective for financial statements ending after December 15, 2002. The Company adopted the provisions of FASB Interpretation No. 45 on January 1, 2003, and it did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. Effective July 1, 2003, management will implement SFAS 149, but does not expect this to have a material impact on the financial position, results of operations, or cash flows of the Company.

        Effective June 1, 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for financial instruments with both debt characteristics and equity characteristics and requires that certain instruments previously eligible for classification as equity be classified as a liability after the effective date of this statement. The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments and does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption, while restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations and financial position.

(2)    Earnings Per Share

        Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options or warrants. Diluted earnings per share is based on the weighted average number of common shares, dilutive stock options and dilutive stock warrants outstanding during the year. Computations of earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	($ in thousands, except share data)
Basic:
Net income	$15,431	$5,057	$28,315	$7,042
Weighted average common shares outstanding	28,522,401	28,088,753	28,410,096	28,079,960

Earnings per share	$0.54	$0.18	$1.00	$0.25

Diluted:
Net income	$15,431	$5,057	$28,315	$7,042
Weighted average common shares outstanding	28,522,401	28,088,753	28,410,096	28,079,960
Dilutive effect of stock options and
warrants	1,450,978	1,604,040	1,159,216	1,295,614

Weighted average common shares
outstanding - diluted	29,973,379	29,692,793	29,569,312	29,375,574

Earnings per share	$0.51	$0.17	$0.96	$0.24

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

        Approximately 23% of the property securing the Company’s mortgage loan portfolio was located in the state of California at both June 30, 2003 and December 31, 2002. No other state comprised more than 8% of the Company’s mortgage loan portfolio at June 30, 2003 or December 31, 2002.

        During the six months ended June 30, 2003, the Company completed the final funding of Saxon Asset Securities Trust (“SAST”) 2002-3 ($300.2 million in principal balances and $4.4 million in unamortized basis adjustments) and two additional securitizations of mortgage loans ($1.3 billion in principal balances and $19.2 million in unamortized basis adjustments). During the six months ended June 30, 2002, the Company completed one securitization of mortgage loans ($900.0 million in principal balances and $17.2 million in unamortized basis adjustments).

        Mortgage loans as of June 30, 2003 and December 31, 2002 were as follows:

	June 30, 2003	December 31, 2002
	($ in thousands)

Securitized mortgage loans - principal balance	$3,955,884	$2,933,099
Unsecuritized mortgage loans - principal balance	318,783	550,103
Premiums, net of discounts	51,402	42,513
Hedge basis adjustments	59,317	72,587
Deferred origination costs, net	5,228	2,203
Fair value adjustments	9,641	11,968

Total	$4,400,255	$3,612,473

        From time to time, the Company may choose to sell certain mortgage loans rather than securitize them. The following chart summarizes the Company’s activity with respect to sold mortgage loans during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)
Performing first lien mortgages	$--	$7,685	$--	$7,685
Performing second lien mortgages	12,335	--	22,654	--
Delinquent mortgage loans (1)	--	15,610	--	15,610

Total mortgage loans sold	12,335	23,295	22,654	23,295
Basis adjustments	437	(2,505)	879	(2,505)
Cash received	12,817	21,022	23,584	21,022

Gain	$45	$232	$51	$232

(1)	Includes real estate owned.

(4)    Allowance for Loan Loss

        The Company is exposed to risk of loss from its mortgage loan portfolio and establishes this allowance for loan loss taking into account a variety of criteria including the contractual delinquency status and historical loss experience. The propriety of this allowance for loan loss is evaluated monthly and adjusted based on this review.

        Activity related to the allowance for loan loss for the mortgage loan portfolio for the three and six months ended June 30, 2003 and 2002 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)
Beginning balance	$42,999	$27,582	$40,227	$20,996
Provision for loan losses (1)	9,677	9,480	18,732	18,328
Charge-offs	(8,029)	(2,802)	(14,312)	(5,064)

Ending balance	$44,647	$34,260	$44,647	$34,260

(1)	Includes none and $1.5 million for the three months ended June 30, 2003 and 2002, respectively, and $0.4 million and $3.2 million for the six months ended June 30, 2003 and 2002, respectively, related to advanced interest paid to securitization trusts but not yet collected. This amount is included as a component of interest income in the condensed consolidated statements of operations.

(5)    Mortgage Servicing Rights

        Mortgage servicing rights are initially recorded at fair value and subsequently amortized in proportion to, and over the period of the anticipated net cash flows from servicing the loans to arrive at the carrying value. The amount recorded on the condensed consolidated balance sheets represents the carrying value less any temporary impairments of the Company’s servicing portfolio. As of June 30, 2003, the fair value of the mortgage servicing rights, based on independent appraisals, was measured at $39.4 million, compared to $26.8 million at December 31, 2002. The following table summarizes activity in mortgage servicing rights for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)
Balance, beginning of period	$31,683	$29,517	$24,971	$33,847
Purchased	—	—	8,697	—
Amortization	(1,935)	(4,014)	(3,420)	(8,344)
Temporary impairment	(250)	—	(750)	—

Balance, end of period	$29,498	$25,503	$29,498	$25,503

        The following table summarizes the activity of our valuation allowance for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)
Balance, beginning of period	$(1,000)	$—	$(500)	$—
Temporary impairment	(250)	—	(750)	—

Balance, end of period	$(1,250)	$—	$(1,250)	$—

        As of June 30, 2003, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)

July 2003 through December 2003	$3,675
2004	6,193
2005	4,438
2006	3,440
2007	2,728
Thereafter	10,274

Total	$30,748

(6)   Warehouse Financing, Securitization Financing and Note Payable

        A summary of the amounts outstanding and available under these agreements at June 30, 2003 and December 31, 2002, respectively, is as follows:

	June 30, 2003	December 31, 2002
	($ in thousands)

Loan Amounts Outstanding
Warehouse financing - loans and servicing advances	$106,284	$100,071
Repurchase agreements - loans	143,594	374,371
Repurchase agreements - mortgage bonds	2,040	—
Securitization financing - servicing advances	66,634	66,565
Securitization financing - loans and real estate owned .	4,016,828	3,280,686
Note payable	25,000	25,000

Total	$4,360,380	$3,846,693

Outstanding Collateral
Warehouse financing - loans and servicing advances	$159,562	$154,515
Repurchase agreements - loans	148,600	380,377
Repurchase agreements - mortgage bonds	3,000	—
Securitization financing - servicing advances (1)	73,900	74,283
Securitization financing - loans and real estate owned .	4,038,485	3,287,061

Total	$4,423,547	$3,896,236

Total Available Borrowings
Warehouse financing - loans and servicing advances	$140,000	$140,000
Repurchase agreements - loans and mortgage bonds	1,275,000	1,275,000
Securitization financing - servicing advances	75,000	75,000

Total	$1,490,000	$1,490,000

Remaining Capacity to Borrow
Warehouse financing - loans and servicing advances	$33,716	$39,929
Repurchase agreements - loans and mortgage bonds	1,129,367	900,629
Securitization financing - servicing advances	8,366	8,435

Total	$1,171,449	$948,993

(1)	Includes $18.2 million of principal and $4.8 of interest on our mortgage loan portfolio at June 30, 2003 and $13.1 million of principal and $4.4 million of interest on our mortgage loan portfolio at December 31, 2002, which is included within the mortgage loan portfolio and accrued interest balances on our condensed consolidated balance sheets, respectively.

        The following table summarizes our contractual obligations at June 30, 2003:

As of June 30, 2003	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	($ in thousands)

Warehouse financing facility - line of credit	$106,284	$106,284	$—	$—	$—
Warehouse financing facility - repurchase
agreements	143,594	143,594	—	—	—
Repurchase agreements - bonds	2,040	2,040	—	—	—
Securitization financing - servicing advances	66,634	24,080	42,554	—	—
Securitization financing - loans and real estate
owned (1)	4,016,828	1,471,520	1,566,102	462,499	516,707
Note payable	25,000	—	25,000	—	—

Total contractual cash obligations	$4,360,380	$1,747,518	$1,633,656	$462,499	$516,707

(1)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

        A summary of interest expense and the weighted average cost of funds is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)
Interest Expense
Warehouse financing	$233	$201	$471	$392
Repurchase agreements	1,016	1,625	2,475	3,798
Securitization financing	28,547	17,587	52,246	30,384
Notes payable	499	499	992	997
Other	846	470	1,749	1,050

Total	$31,141	$20,382	$57,933	$36,621

Weighted Average Cost of Funds
Warehouse financing (1)	2.46%	3.23%	2.48%	3.19%
Repurchase agreements	1.95%	2.55%	2.00%	2.51%
Securitization financing (2)	3.76%	4.17%	3.76%	4.24%
Notes payable	8.00%	8.00%	8.00%	8.00%

Total	3.67%	4.02%	3.66%	4.02%

(1)	Excludes legal fees associated with the facility.

(2)	Excludes amortization of bond premiums, other comprehensive income on cash flow hedges, and deferred issuance costs.

        Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties, and events of default. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its credit facilities without the prior approval of its lenders. At June 30, 2003, the Company was in compliance with all the covenants under the respective borrowing agreements.

(7)    Derivatives

        The Company accounts for its derivative financial instruments as cash flow hedges, which hedge the Company’s variable rate debt. At June 30, 2003 and December 31, 2002, the fair value of the Company’s derivatives totaled $3.1 million and $0.3 million, respectively. The derivative fair value is held on the condensed consolidated balance sheet as part of other assets. As of June 30, 2003 and December 31, 2002, hedge effectiveness recorded in other comprehensive income (loss) was $(18.3) million with a tax benefit of $(6.9) million and $8.6 million with a tax expense of $3.4 million, respectively. Other comprehensive income relating to cash flow hedging is amortized into earnings through interest expense as the hedged transaction affects earnings. The expected effect of amortization of the other comprehensive income on earnings for the next twelve months is $4.9 million of expense. Hedge ineffectiveness associated with hedges resulted in $0.3 million of expense and $0.2 million of income for the three months ended June 30, 2003 and 2002, respectively and $0.5 million of expense and $0.3 million of income for the six months ended June 30, 2003 and 2002, respectively.

        At June 30, 2003 and December 31, 2002, the Company had $59.3 million and $72.6 million, respectively of basis adjustments on mortgage loans related to fair value hedging activity. The basis adjustment is amortized into earnings through interest income based on the life of the previously hedged loans.

(8)    Commitments and Contingencies

         Mortgage Loans

        At June 30, 2003 and December 31, 2002, the Company’s subsidiaries had commitments to fund mortgage loans of approximately $136.5 million and $339.3 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        In connection with the approximately $1.8 billion of mortgage loans securitized by Predecessor in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of June 30, 2003, the Company made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, the Company may be required to remove loans from a securitization and replace them with cash or substitute loans. At June 30, 2003 there were no such breaches for any loans that had been securitized.

        In the normal course of business, the Company is subject to indemnification obligations related to the sale of residential mortgage loans. Under these indemnifications, the Company is required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. Based on historical experience, total mortgage loans repurchased pursuant to these indemnification obligations would not have a material impact on the Company’s statements of operations, and therefore have not been accrued for as a liability on the Company’s condensed consolidated balance sheets.

         Legal Matters

        Because the business of the Company’s subsidiaries involves the collection of numerous accounts, the validity of liens and compliance with various state and federal lending laws, the Company or its subsidiaries are subject, in the normal course of business, to various legal proceedings. The resolution of these lawsuits, in management’s opinion, will not have a material adverse effect on the financial position or the results of operations of the Company.

        America’s MoneyLine is named in a case brought as a class action in Illinois. The plaintiff alleges that America’s MoneyLine charged a courier fee in connection with the closing of her loan that was not properly collected or disclosed, constituting violation of the Illinois Consumer Fraud Act and similar laws, if any, in other states, and unjust enrichment as to the plaintiff and a similarly situated class of borrowers. If the purported plaintiff borrowers achieve nationwide class certification and the case is decided adversely to the Company’s subsidiary, the potential loss could materially and adversely affect the Company’s business. At this time, the Company cannot predict the outcome of this matter and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in the Company’s accompanying condensed consolidated financial statements.

        In addition, America’s MoneyLine is named in a case brought as a collective action under the federal Fair Labor Standards Act (“FLSA”), alleging that loan officers who routinely worked more than 40 hours per week were denied overtime compensation in violation of the FLSA. The plaintiffs seek unpaid wages at the overtime rate, an equal amount in liquidated damages, costs and attorneys fees. Under the FLSA, persons must take steps to affirmatively opt into the proceeding in order to participate as plaintiffs. At this time, the Company cannot predict the number of loan officers that will opt into the proceedings, nor can the Company predict the outcome of this matter with respect to those who opt in as parties. If the plaintiffs achieve certification as a collective action and the case is decided adversely to America’s MoneyLine, the potential loss could materially and adversely affect the Company’s business. At the present time, however, the Company cannot predict the outcome of the case and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in the Company’s accompanying condensed consolidated financial statements.

        Finally, one of the Company’s subsidiaries, Saxon Mortgage Services, is named in a matter filed in the United States District Court for the Northern District of Illinois, Eastern Division as a class action. The plaintiffs allege that Saxon Mortgage Services collected prepayment penalties on loans that had been accelerated, constituting violations of the Illinois Interest Act, the Illinois Consumer Fraud Act, similar laws, if any, in other states, and a breach of contract. The claims of one of the named plaintiffs have been settled, and the claims of the remaining named plaintiff against Saxon Mortgage Services have been dismissed without prejudice. If the remaining plaintiffs choose to re-file the case, achieve nationwide class certification and the case is decided adversely to Saxon Mortgage Services, the potential loss could materially and adversely affect the Company’s business. At the present time, however, the Company cannot predict the outcome of the case and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in the Company’s accompanying condensed consolidated financial statements.

         Insurance Policies

        As of June 30, 2003, the Company carried a primary directors and officers liability insurance policy for $10 million, excess directors and officer’s liability insurance policies totaling $40 million and key man insurance policies in the amount of $9.6 million. In addition, the Company carried a banker’s professional/lenders liability policy, a mortgage protection policy, a fiduciary liability policy and an employment practices liability policy for $10 million each; a financial institutions bond and a commercial umbrella coverage for $15 million each; a commercial general liability policy and a property insurance policy for $2 million per occurrence; and a business auto policy and worker’s compensation policy for $1 million per occurrence.

(9)    Related Party Transactions

        At June 30, 2003 and December 31, 2002, the Company had $10.3 million and $8.1 million, respectively, of unpaid principal balances within its mortgage loan portfolio related to mortgage loans originated for executive officers, officers, and employees of the Company. These mortgage loans were underwritten to the Company’s underwriting guidelines. When making loans to officers and employees, the Company waives loan origination fees that otherwise would be paid to us by the borrower and reduces the interest rate by 25 basis points from the market rate. The Company has never made loans to any of its outside directors. Effective December 1, 2002, the Company no longer renews or makes any new loans to its executive officers or directors.

(10)    Segments

        The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

        Segment revenues and net operating income amounts are evaluated and include the estimated gains based on the fair value of mortgage loans originated assuming they were sold, servicing income, other income and expense, and general and administrative expenses. Estimated fair value of mortgage loans originated represents the amount in excess of the segment’s basis in its loan production that would be generated assuming the mortgage loans were sold.

        Certain amounts are not evaluated at the segment level and are included in the segment net operating income reconciliation below. The segment’s estimated gain on sale of mortgage loans originated, based on estimated fair values of those loans, is required to be eliminated since the Company structures its securitizations as financing transactions. Net interest income is not allocated at a segment level since it is recorded once the loan production process is complete, and it is therefore included as a reconciling item below.

        Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)
Segment Revenues:
Wholesale	$10,460	$9,494	$24,049	$18,921
Correspondent	4,589	2,825	8,362	5,263
Retail	13,651	9,242	25,825	17,122
Servicing	15,414	7,278	27,903	14,889

Total segment revenues	$44,114	$28,839	$86,139	$56,195

Segment Net Operating Income:
Wholesale	$3,543	$2,974	$9,429	$6,022
Correspondent	2,532	1,335	4,362	2,324
Retail	2,846	2,095	5,253	3,250
Servicing (1)	9,536	2,345	16,225	4,994

Total segment net operating income	$18,457	$8,749	$35,269	$16,590

Segment Net Operating Income Reconciliation
Total segment net operating income	$18,457	$8,749	$35,269	$16,590
Net interest income	44,913	30,161	88,309	54,468
Provision for loan losses	(9,677)	(7,987)	(18,291)	(15,081)
Unallocated gain on sale of mortgage loans ..	45	232	51	232
Elimination of intercompany gain on sale	(22,915)	(16,645)	(47,104)	(31,979)
Unallocated shared general and
administrative expenses	(5,465)	(6,711)	(11,740)	(12,979)
Other (expense) income	(271)	198	(502)	271

Total consolidated income before taxes	$25,087	$7,997	$45,992	$11,522

(1)	The Company includes all costs to service mortgage loans within the servicing segment.

(11)    Subsequent Events

        The Company’s $150.0 million Greenwich Capital one-year facility was amended on July 18, 2003, extending the termination date of the facility to July 17, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

        This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). This report may contain certain statements that may be forward-looking in nature under Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology. All statements addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions, as of the date of this Form 10-Q, regarding future events and operating performance, and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons. Factors which might cause actual results to differ from our plans and expectations and which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in overall economic conditions or unanticipated changes in interest rates; our ability to successfully implement our growth strategy; our ability to sustain loan origination growth at levels sufficient to absorb costs of production and operational costs; continued availability of credit facilities and access to the securitization markets or other funding sources; deterioration in the credit quality of our loan portfolio; challenges in successfully expanding our servicing platform and technological capabilities; future litigation developments; and increased competitive conditions or changes in the legal and regulatory environment in our industry. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as required in subsequent periodic reports we file with the SEC.

Overview

        Highlights of our second quarter 2003 performance results, as reported in our press release dated July 24, 2003, are as follows:

  Second quarter 2003 net income increased to $15.4 million, as compared to $5.1 million for the second quarter 2002.
  Our net mortgage loan portfolio, or “owned portfolio,” increased 65% to $4.3 billion at June 30, 2003 from $2.6 billion at June 30, 2002.
  Mortgage loan production for the second quarter 2003 increased by 40% over the second quarter 2002 production and 4% over the first quarter 2003, excluding called loans purchased from previously securitized pools. We have not purchased any called loans from off-balance sheet securitized pools during 2003.

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

        Our business is conducted through our operating subsidiaries. We conduct wholesale and correspondent mortgage loan originations, purchases, secondary marketing, master servicing, and other administrative functions at Saxon Mortgage, Inc. (“Saxon Mortgage”), and retail loan origination activity at America’s MoneyLine, Inc. (“America’s MoneyLine”). We conduct mortgage loan servicing at Saxon Mortgage Services, Inc. (“Saxon Mortgage Services”). Throughout our discussion of our business operations, words such as “we” and “our” are intended to include these operating subsidiaries.

        We originate or purchase loans through three separate origination channels. Our wholesale channel originates or purchases loans through our network of approximately 4,000 independent brokers throughout the country. Our retail channel originates mortgage loans directly to borrowers through our retail branch network of 27 locations. Our correspondent channel purchases mortgage loans from approximately 400 correspondents following a complete re-underwriting of each mortgage loan. Once a loan is purchased or originated, Saxon Mortgage Services begins the process of performing the day-to-day administrative services for the loan, commonly referred to as “servicing.” Saxon Mortgage Services seeks to ensure that the loan is repaid in accordance with its terms.

        Initially, we finance each of our mortgage loans under one or more of several different secured and committed warehouse financing facilities. We then securitize our mortgage loans and pay off the associated warehouse borrowings; however, as we identify opportunities in the marketplace, from time to time we may choose to sell certain mortgage loans rather than securitize them. Since May 1996, we have securitized approximately $14.5 billion in mortgage loans through our securitization program. Since July 6, 2001, we structure our securitizations as financing transactions. These securitizations do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us; also as servicer, subject to applicable contractual provisions, we have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans, securitized through the securitization trust, that become troubled. Accordingly, following a securitization, the mortgage loans remain on our consolidated balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization.

Critical Accounting Policies

        Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and the estimates will change under different assumptions or conditions.

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. We believe the following represent our critical accounting policies, as discussed below:

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

        Provisions are made to the allowance for loan loss for currently existing losses in the outstanding mortgage loan portfolio balances. Charge-offs to the provision are recorded at the time of liquidation or at the time the loan is transferred to real estate owned. The allowance for loan losses is regularly evaluated by management for propriety by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan loss. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio. If actual results differ from our estimates, we may be required to adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses. For example, as of June 30, 2003, if we were to assume a 10% increase in both delinquencies and loss severities, our allowance for loan loss and related provision would have increased by $5.1 million.

Mortgage Servicing Rights Valuation

        The valuation of mortgage servicing rights (“MSRs”) requires that we make estimates of numerous market assumptions. Interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans significantly affects our ongoing valuations and the rate of amortization of MSRs. In general, during periods of declining interest rates, the value of MSRs decline due to increasing prepayments attributable to increased mortgage refinancing activity.

        The carrying values of the MSRs are amortized in proportion to, and over the period of, the anticipated net cash flows from servicing the loans. MSRs are assessed periodically to determine if there has been any impairment to the carrying value, based on the fair value at the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including the year of capitalization. We obtained independent third-party appraisals to determine the fair value of our MSRs at June 30, 2003 and will regularly obtain these appraisals. At June 30, 2003, key economic assumptions and the sensitivity of the current fair value for the MSRs to immediate changes in those assumptions were as follows:

June 30, 2003
($ in thousands)

Book value of MSRs	$29,498
Fair value of MSRs	$39,367
Expected weighted-average life (in years)	3.4
Weighted average constant prepayment rate (1)	33 CPR
Weighted average discount rate	13.58%

Impact on Fair Value

Constant Prepayment Rate:
Increase in CPR of 20%	$(7,976)
Increase in CPR of 25%	$(9,710)
Increase in CPR of 50%	$(17,144)
Discount Rate:
Using a discount rate of 20%	$(5,088)
Using a discount rate of 22%	$(6,355)
Using a discount rate of 24%	$(7,512)

(1)	The constant prepayment rate (CPR) means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

        These sensitivities are hypothetical and are for illustrative purposes only. As the table above demonstrates, the methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions. For example, our determination of fair value uses current prepayment speeds. Actual prepayment experience in the future may differ and any difference may have a material effect on the MSR fair value. Changes in fair value based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption. In reality, changes in one factor may be associated with changes in another (for example, increases in market interest rates may result in lower prepayments, but credit losses may increase), which may magnify or counteract the sensitivities. Any measurement of an MSR’s fair value is limited by the conditions existing and assumptions made as of a particular point in time. Those assumptions may not be appropriate if they are applied to a different point in time.

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

Hedging

        The determination of effectiveness is the primary assumption and estimate used in hedging. In instances where we use swaps as a hedge, the swap rate is fixed and compared monthly to the one-month London Inter-Bank Offered Rate (“LIBOR”) index. The payment of interest on our bonds issued in a securitization transaction is based upon the same index, and has the same reset day. Therefore, the swaps are an effective hedge against interest rate risk. Likewise, when we use options as a hedge, such as caps and floors, they also are considered to be effective hedges. In the case where we may use Eurodollar futures, correlation analysis is necessary since a slight amount of basis risk can occur. The correlation calculation for Eurodollars is calculated by capturing historic swap rates and the corresponding Eurodollar prices, and then calculating a financing rate, for the maturity deemed necessary. Market changes for each of the respective yields are recorded over time, and a correlation percentage is calculated through use of regression analysis.

Accounting for Income Taxes

        Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of June 30, 2003, we have not recorded a valuation allowance on the deferred tax asset based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. The determination of the need for a valuation allowance takes into consideration our recent earnings history, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits are also considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive operating income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations.

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

         Overview

	June 30, 2003 (1)(2)	December 31, 2002 (1)
	($ in thousands)

Average principal balance per loan	$129	$124
Combined weighted average initial LTV	78.16%	77.83%
Percentage of first mortgage loans
owner occupied	94.91%	94.81%
Percentage with prepayment penalty	82.08%	82.71%
Weighted average median credit score (3)	606	600
Percentage fixed rate mortgages	38.21%	37.59%
Percentage adjustable rate mortgages	61.79%	62.41%
Weighted average interest rate:
Fixed rate mortgages	8.57%	9.07%
Adjustable rate mortgages	8.64%	9.11%
Gross margin - adjustable rate mortgages (4)	5.56%	5.62%

(1)	Excludes loans funded but not uploaded to the servicing system at June 30, 2003 and December 31, 2002 of $227.2 million and $212.3 million, respectively.

(2)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

(3)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(4)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.

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

        The interest rate on ARMs once the initial rate period has lapsed is determined by adding the “gross margin” amount to the “index” rate. The index most commonly used in our loan programs is the one-month LIBOR. The gross margin is a predetermined percentage that, when added to the index, gives the borrower the rate that will eventually be due. It is common in the beginning stages of an ARM loan to allow the borrower to pay a rate lower than the rate that would be determined by adding the margin to the index. Over time, the rate adjusts upward such that eventually the interest rate the borrower pays will take into account the index plus the entire margin amount.

        A substantial portion of our loans contain prepayment penalties. Borrowers who accept the prepayment penalty receive a lower interest rate on their mortgage loan. Borrowers always retain the right to refinance their loan, but may have to pay a charge of up to six-months interest on 80% of the remaining principal when prepaying their loans.

        The following table sets forth information about our mortgage loan portfolio based on product type as of June 30, 2003 and December 31, 2002.

	June 30, 2003 (1)(2)	December 31, 2002 (1)

Adjustable rate mortgages	0.85%	1.24%
2 year hybrids	37.07%	34.84%
3 year hybrids	23.60%	26.10%
5 year hybrids	0.27%	0.23%

Total adjustable rate mortgages	61.79%	62.41%

Fifteen year	4.06%	4.07%
Thirty year	23.00%	21.58%
Balloons	7.22%	9.01%
Other	3.93%	2.93%

Total fixed rate mortgages	38.21%	37.59%

(1)	Excludes loans funded but not uploaded to the servicing system at June 30, 2003 and December 31, 2002 of $227.2 million and $212.3 million, respectively.

(2)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

Mortgage Loan Portfolio by Borrower Risk Classification

        The following table sets forth information about our mortgage loan portfolio by borrower risk classification as of June 30, 2003 and December 31, 2002.

	June 30, 2003 (1)(2)	December 31, 2002 (1)

A+ Credit Loans (3)
Percentage of portfolio	31.42%	25.09%
Combined weighted average initial LTV	77.09%	76.65%
Weighted average median credit score	665	664
Weighted average interest rate:
Fixed rate mortgages	7.57%	7.81%
Adjustable rate mortgages	7.28%	7.72%
Gross margin - adjustable rate mortgages	4.73%	4.74%
A Credit Loans (3)
Percentage of portfolio	22.37%	22.61%
Combined weighted average initial LTV	78.32%	77.49%
Weighted average median credit score	609	613
Weighted average interest rate:
Fixed rate mortgages	8.53%	9.03%
Adjustable rate mortgages	8.00%	8.34%
Gross margin - adjustable rate mortgages	5.08%	5.04%
A- Credit Loans (3)
Percentage of portfolio	29.26%	32.30%
Combined weighted average initial LTV	81.31%	81.18%
Weighted average median credit score	575	576
Weighted average interest rate:
Fixed rate mortgages	9.46%	9.82%
Adjustable rate mortgages	9.00%	9.29%
Gross margin - adjustable rate mortgages	5.77%	5.72%
B Credit Loans (3)
Percentage of portfolio	11.07%	12.93%
Combined weighted average initial LTV	76.63%	76.53%
Weighted average median credit score	548	549
Weighted average interest rate:
Fixed rate mortgages	10.46%	10.77%
Adjustable rate mortgages	9.91%	10.15%
Gross margin - adjustable rate mortgages	6.47%	6.44%
C Credit Loans (3)
Percentage of portfolio	5.09%	5.99%
Combined weighted average initial LTV	72.05%	72.00%
Weighted average median credit score	531	531
Weighted average interest rate:
Fixed rate mortgages	11.72%	12.02%
Adjustable rate mortgages	10.81%	11.17%
Gross margin - adjustable rate mortgages	6.87%	6.89%
D Credit Loans (3)
Percentage of portfolio	0.79%	1.08%
Combined weighted average initial LTV	60.18%	60.61%
Weighted average median credit score	538	534
Weighted average interest rate:
Fixed rate mortgages	12.55%	12.86%
Adjustable rate mortgages	11.49%	11.92%
Gross margin - adjustable rate mortgages	7.72%	7.60%

(1)	Excludes loans funded but not uploaded to the servicing system at June 30, 2003 and December 31, 2002 of $227.2 million and $212.3 million, respectively.

(2)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

Mortgage Loan Portfolio by Income Documentation

The following table sets forth information about our mortgage loan portfolio based on income documentation as of June 30, 2003 and December 31, 2002.

	June 30, 2003 (1)(2)		December 31, 2002 (1)
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score

Full documentation	73.84%	599	75.86%	596
Limited documentation	5.67%	622	5.90%	619
Stated income	20.36%	623	18.05%	612
Other	0.13%	637	0.19%	633

(1)	Excludes loans funded but not uploaded to the servicing system at June 30, 2003 and December 31, 2002 of $227.2 million and $212.3 million, respectively.

(2)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

Mortgage Loan Portfolio by Borrower Purpose

The following table sets forth information about our mortgage loan portfolio based on borrower purpose as of June 30, 2003 and December 31, 2002.

Borrower Purpose	June 30, 2003 (1)(2)	December 31, 2002 (1)

Cash-out refinance	69.36%	69.58%
Purchase	20.77%	21.05%
Rate or term refinance	9.87%	9.37%

(1)	Excludes loans funded but not uploaded to the servicing system at June 30, 2003 and December 31, 2002 of $227.2 million and $212.3 million, respectively.

(2)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

Mortgage Loan Portfolio Based Upon the Borrower’s Credit Score

        The following table sets forth information about our mortgage loan portfolio based on the borrower’s credit score as of June 30, 2003 and December 31, 2002.

Weighted Average Median Credit Score	June 30, 2003 (1)(2)	December 31, 2002 (1)

>700	7.39%	6.68%
700 to 651	15.41%	13.26%
650 to 601	28.18%	27.00%
600 to 551	25.94%	26.92%
550 to 501	19.82%	21.40%
< 500	2.01%	2.84%
Unavailable	1.25%	1.90%
Weighted Average Median Credit Score (3)	606	600

(1)	Excludes loans funded but not uploaded to the servicing system at June 30, 2003 and December 31, 2002 of $227.2 million and $212.3 million, respectively.

(2)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

(3)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

Mortgage Loan Portfolio Geographic Distribution

        The following table sets forth the percentage of our mortgage loan portfolio by state as of June 30, 2003 and December 31, 2002.

	June 30, 2003 (1)(2)	December 31, 2002 (1)

California	23.37%	23.01%
Florida	7.71%	7.03%
Georgia	5.26%	6.02%
Virginia	5.21%	5.14%
Texas	4.79%	4.45%
Maryland	3.48%	3.18%
New York	3.15%	3.16%
Ohio	2.98%	3.04%
New Jersey	2.93%	3.11%
Pennsylvania	2.85%	2.99%
Illinois	2.80%	2.65%
Michigan	2.54%	2.78%
Colorado	2.53%	2.54%
Connecticut	2.29%	1.71%
Washington	2.15%	2.00%
Arizona	2.03%	2.08%
Oregon	1.70%	1.53%
Minnesota	1.61%	2.30%
Indiana	1.61%	1.74%
Tennessee	1.56%	1.62%
Missouri	1.54%	1.70%
North Carolina	1.47%	1.45%
Massachusetts	1.46%	1.54%
Nevada	1.10%	0.90%
Louisiana	1.07%	1.11%
Other	10.81%	11.22%

Total	100.00%	100.00%

(1)	Excludes loans funded but not uploaded to the servicing system at June 30, 2003 and December 31, 2002 of $227.2 million and $212.3 million, respectively.

(2)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

Securitized Mortgage Loan Coupon and Prepayment Penalties

        The following table sets forth information about our securitized mortgage loan portfolio at June 30, 2003 and December 31, 2002.

							Constant Prepayment Rate (Annual Percent)
		Principal			Weighted Average Coupon		3 Month		12 Month		Life-to-date
	Issue Date	Original Loan Balance	Current Loan Balance	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm	Fixed	Arm	Fixed	Arm
		($ in thousands)
June 30, 2003
SAST 2001-2	8/2/2001	$650,410	$346,960	76.23%	9.56%	9.83%	42.44%	51.24%	31.71%	42.14%	24.66%	32.91%
SAST 2001-3	10/11/2001	$699,999	$397,224	81.40%	10.02%	9.69%	38.28%	44.23%	34.07%	38.01%	28.42%	31.87%
SAST 2002-1	3/14/2002	$899,995	$604,959	76.63%	8.91%	9.22%	37.86%	44.22%	27.28%	31.99%	24.74%	29.79%
SAST 2002-2	7/10/2002	$605,000	$481,175	74.19%	8.89%	9.06%	30.69%	36.55%	--	--	20.28%	24.20%
SAST 2002-3	11/8/2002	$999,999	$896,786	73.28%	8.45%	8.44%	20.72%	24.34%	--	--	14.32%	16.36%
SAST 2003-1	3/6/2003	$749,996	$724,065	73.09%	7.62%	8.11%	--	--	--	--	7.63%	14.60%
SAST 2003-2	5/29/2003	$599,989	$598,036	73.43%	7.43%	7.57%	--	--	--	--	--	--

December 31,2002
SAST 2001-2	8/2/2001	$650,410	$449,230	80.11%	9.62%	9.98%	27.04%	40.38%	23.47%	32.48%	19.75%	28.06%
SAST 2001-3	10/11/2001	$699,999	$512,750	80.46%	9.99%	9.68%	39.07%	38.21%	24.23%	25.97%	24.49%	26.72%
SAST 2002-1	3/14/2002	$899,995	$768,237	75.66%	8.95%	9.25%	22.87%	28.57%	--	--	16.16%	21.98%
SAST 2002-2	7/10/2002	$605,000	$570,599	72.91%	8.90%	9.07%	13.67%	14.96%	--	--	12.80%	15.08%
SAST 2002-3	11/8/2002	$699,818	$692,255	70.07%	8.60%	8.57%	--	--	--	--	8.65%	4.32%

Mortgage Loan Production Operations

         Overview

        The following table sets forth selected information about our total loan production and purchases for the three and six months ended June 30, 2003 and 2002.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003 (1)	2002 (2)	2003 (1)	2002 (2)
		($ in thousands)

Loan production	$741,308	$619,424	$1,455,413	$1,139,990
Average principal balance per loan	$139	$120	$142	$123
Number of loans originated	5,333	5,162	10,249	9,268
Combined weighted average initial LTV	79.92%	78.00%	79.71%	77.79%
Percentage of first mortgage loans owner
occupied	93.19%	93.24%	93.40%	93.64%
Percentage with prepayment penalty	74.59%	77.78%	76.25%	77.11%
Weighted average median credit score(3)	617	602	615	601
Percentage fixed rate mortgages	39.40%	33.88%	38.67%	35.45%
Percentage adjustable rate mortgages	60.60%	66.12%	61.33%	64.55%
Weighted average interest rate:
Fixed rate mortgages	7.74%	9.23%	7.82%	9.16%
Adjustable rate mortgages	7.63%	9.23%	7.80%	9.24%
Gross margin - adjustable rate
mortgages(4)	5.27%	5.57%	5.41%	5.54%

(1)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

(2)	Amounts for the three and six months ended June 30, 2002 include $88.4 million and $129.7 million in called loans, respectively. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

(3)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(4)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our total loan production and purchases for the three and six months ended June 30, 2003 and 2002.

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002
	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized

Fees collected (2) (3)	(78)	74	(4)	(93)	86	(7)
General and administrative
production costs (2)(3)(4)	267	(92)	175	285	(69)	216
Premium paid (2)(3)	123	(123)	--	117	(117)	--

Net cost to produce (2)(3)	312	(141)	171	309	(100)	209

Net cost per loan(5)($ in 000)	$4.5			$4.1

	For the Six Months Ended June 30, 2003			For the Six Months Ended June 30, 2002
	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized

Fees collected (2) (3)	(76)	72	(4)	(92)	84	(8)
General and administrative
production costs (2)(3)(4)	269	(86)	183	294	(71)	223
Premium paid (2)(3)	139	(139)	--	112	(112)	--

Net cost to produce (2)(3)	332	(153)	179	314	(99)	215

Net cost per loan (5) ($ in 000)	$4.8			$4.2

(1)	The Company defers non-refundable fees and certain direct costs associated with originating a loan in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.

(2)	Excludes costs related to purchases from pre-divestiture securitizations pursuant to clean-up call provisions of the securitization trusts.

(3)	In basis points.

(4)	The incurred column excludes corporate overhead costs of 111 and 115 basis points for the three months ended June 30, 2003 and 2002 and 114 and 121 basis points for the six months ended June 30, 2003 and 2002, respectively, and includes depreciation expense. Loan production figures used in this calculation are net of called loans.

(5)	Defined as general and administrative costs and premiums paid, net of fees collected, divided by volume.

        The increase in total mortgage loan production year over year and the increase in cost to produce are due to the continued investment and growth in Saxon’s retail, wholesale and correspondent flow production channels. The time lag in production of new retail branches and new correspondent relationships that were added in late 2002 and early 2003 significantly impacted the cost to produce ratio in the first three months of 2003.

Loan Production by Product Type

        The following table shows the composition of our loan production based on product type for the three and six months ended June 30, 2003 and 2002.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003 (1)	2002 (2)	2003 (1)	2002 (2)

Adjustable rate mortgages	0.02%	5.69%	0.06%	3.93%
2 year hybrids	38.41%	30.57%	41.43%	30.21%
3 year hybrids	21.83%	29.59%	19.51%	29.94%
5 year hybrids	0.34%	0.27%	0.33%	0.47%

Total adjustable rate mortgages .	60.60%	66.12%	61.33%	64.55%

Fifteen year	3.65%	4.56%	3.74%	4.85%
Thirty year	23.59%	20.36%	23.70%	21.94%
Balloons	4.61%	6.02%	4.60%	5.85%
Other	7.55%	2.94%	6.63%	2.81%

Total fixed rate mortgages	39.40%	33.88%	38.67%	35.45%

(1)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

(2)	Amounts for the three and six months ended June 30, 2002 include $88.4 million and $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Loan Production by Borrower Risk Classification

        The following table shows the composition of our loan production by borrower risk classification for the three and six months ended June 30, 2003 and 2002.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003 (2)	2002 (3)	2003 (2)	2002 (3)

A+ Credit Loans (1)
Percentage of total purchases and
originations	45.56%	23.48%	43.09%	23.30%
Combined weighted average initial LTV	81.58%	77.65%	80.88%	77.22%
Weighted average median credit score	666	657	665	660
Weighted average interest rate:
Fixed rate mortgages	7.59%	8.05%	7.59%	8.00%
Adjustable rate mortgages	6.68%	7.93%	6.79%	7.98%
Gross margin - adjustable rate
mortgages	4.59%	4.77%	4.68%	4.77%
A Credit Loans (1)
Percentage of total purchases and
originations	21.28%	25.02%	21.27%	25.96%
Combined weighted average initial LTV	79.35%	79.73%	79.34%	79.02%
Weighted average median credit score	602	615	602	615
Weighted average interest rate:
Fixed rate mortgages	7.38%	9.51%	7.54%	9.35%
Adjustable rate mortgages	7.36%	8.41%	7.44%	8.46%
Gross margin - adjustable rate
mortgages	5.10%	4.92%	5.16%	4.97%
A- Credit Loans (1)
Percentage of total purchases and
originations	21.41%	31.95%	23.40%	30.96%
Combined weighted average initial LTV	80.56%	79.59%	80.81%	79.94%
Weighted average median credit score	571	579	569	579
Weighted average interest rate:
Fixed rate mortgages	8.24%	9.80%	8.43%	9.80%
Adjustable rate mortgages	8.09%	9.46%	8.32%	9.41%
Gross margin - adjustable rate
mortgages	5.59%	5.75%	5.83%	5.62%
B Credit Loans (1)
Percentage of total purchases and
originations	7.28%	12.16%	7.81%	12.65%
Combined weighted average initial LTV	75.43%	75.84%	76.15%	75.67%
Weighted average median credit score	546	562	548	554
Weighted average interest rate:
Fixed rate mortgages	8.99%	10.68%	9.16%	10.73%
Adjustable rate mortgages	9.04%	10.16%	9.14%	10.10%
Gross margin - adjustable rate
mortgages	6.33%	6.31%	6.40%	6.28%
C Credit Loans (1)
Percentage of total purchases and
originations	3.91%	6.09%	3.96%	5.88%
Combined weighted average initial LTV	71.33%	71.52%	71.74%	71.11%
Weighted average median credit score	533	536	534	536
Weighted average interest rate:
Fixed rate mortgages	10.10%	11.60%	10.19%	11.87%
Adjustable rate mortgages	10.13%	11.10%	9.99%	11.14%
Gross margin - adjustable rate
mortgages	6.80%	6.63%	6.74%	6.67%
D Credit Loans (1)
Percentage of total purchases and
originations	0.56%	1.30%	0.47%	1.25%
Combined weighted average initial LTV	60.30%	62.52%	60.45%	61.18%
Weighted average median credit score	551	556	551	542
Weighted average interest rate:
Fixed rate mortgages	10.25%	12.49%	10.67%	12.33%
Adjustable rate mortgages	10.47%	11.64%	10.28%	11.96%
Gross margin - adjustable rate
mortgages	7.92%	7.57%	7.67%	7.47%

(1)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(2)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

(3)	Amounts for the three and six months ended June 30, 2003 and 2002 include $88.4 million and $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Loan Production by Income Documentation

        The following table shows the composition of our loan production based on income documentation for the three and six months ended June 30, 2003 and 2002.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2003 (1)		2002 (2)		2003 (1)		2002 (2)
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score

Full documentation	66.58%	605	71.84%	598	68.38%	604	72.46%	598
Limited
documentation	4.51%	630	7.56%	616	4.49%	631	7.41%	618
Stated income	28.91%	643	20.20%	609	27.13%	639	19.79%	608
Other	—	—	0.40%	658	—	—	0.34%	634

(1)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

(2)	Amounts for the three and six months ended June 30, 2002 include $88.4 million and $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Loan Production by Borrower Purpose

        The following table shows the composition of our loan production based on borrower purpose for the three and six months ended June 30, 2003 and 2002.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Borrower Purpose	2003 (1)	2002 (2)	2003 (1)	2002 (2)

Cash-out refinance	69.61%	67.77%	69.37%	69.58%
Purchase	20.33%	20.96%	20.43%	20.13%
Rate or term refinance	10.06%	11.27%	10.20%	10.29%

(1)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

(2)	Amounts for the three and six months ended June 30, 2002 include $88.4 million and $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Loan Production Based Upon the Borrower’s Credit Score

        The following table shows the composition of our loan production based on the borrower’s credit score for the three and six months ended June 30, 2003 and 2002.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Weighted Average Median Credit Score	2003 (1)	2002 (2)	2003 (1)	2002 (2)

>700	8.54%	7.06%	8.44%	6.96%
700 to 651	22.17%	13.27%	20.22%	16.22%
650 to 601	28.73%	26.65%	28.99%	27.15%
600 to 551	24.31%	28.48%	24.42%	26.43%
550 to 501	15.58%	19.83%	17.35%	17.06%
< 500	0.58%	2.12%	0.50%	1.84%
Unavailable	0.09%	2.59%	0.08%	4.34%
Weighted Average Median Credit
Score(3)	617	602	615	601

(1)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

(2)	Amounts for the three and six months ended June 30, 2002 include $88.4 million and $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

(3)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

Geographic Distribution

        The following table sets forth the percentage of all loans originated or purchased by the Company by state for the periods shown.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003 (1)	2002 (2)	2003 (1)	2002 (2)

California	27.03%	24.27%	27.03%	24.78%
Florida	8.59%	7.76%	8.62%	7.44%
Virginia	6.37%	5.10%	5.88%	5.21%
Maryland	4.74%	3.36%	4.33%	3.38%
Georgia	4.58%	4.66%	3.56%	5.49%
Texas	4.32%	5.17%	4.44%	4.37%
Illinois	3.71%	2.74%	3.38%	2.40%
New York	3.60%	3.01%	3.76%	3.11%
Connecticut	3.16%	1.60%	3.32%	1.41%
New Jersey	3.00%	4.40%	2.92%	3.56%
Colorado	2.44%	1.87%	2.60%	1.82%
Ohio	2.19%	2.66%	2.24%	2.59%
Pennsylvania	2.03%	3.39%	1.95%	3.17%
Michigan	2.01%	1.96%	2.03%	2.21%
Nevada	1.87%	0.86%	1.63%	0.74%
Oregon	1.82%	1.70%	1.67%	1.57%
Arizona	1.77%	2.63%	1.94%	2.34%
Massachusetts	1.75%	1.71%	1.83%	1.93%
Washington	1.69%	2.14%	2.18%	2.22%
North Carolina	1.34%	1.71%	1.31%	1.68%
Missouri	1.16%	1.99%	1.29%	1.92%
Wisconsin	1.14%	0.78%	1.21%	0.58%
Tennessee	1.02%	1.39%	1.16%	1.51%
Other	8.67%	13.14%	9.72%	14.57%

Total	100.00%	100.00%	100.00%	100.00%

(1)	Excludes 24 serviced loans originated by unaffiliated parties purchased during the quarter for which information in our database was incomplete as of June 30, 2003. The outstanding principal balance of these loans at June 30, 2003 is $0.8 million.

(2)	Amounts for the three and six months ended June 30, 2002 include $88.4 million and $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Consolidated Results

         Three and Six Months Ended June 30, 2003 compared to Three and Six Months Ended June 30, 2002

General

        We reported net income of $15.4 million and $28.3 million for the three and six months ended June 30, 2003, respectively, compared to net income of $5.1 million and $7.0 million for the three and six months ended June 30, 2002, respectively. The increase in net income during the first half of 2003 compared to the first half of 2002 was primarily the result of growth in our mortgage loan portfolio and our net interest margin as well as an increase in our net servicing income during the first half of 2003, as discussed below.

Net Interest Margin

        For the second quarter of 2003, our net interest margin was 4.4%, as compared to 5.2% for the second quarter of 2002. For the six months ended June 30, 2003, our net interest margin was 4.6%, as compared to 5.2% for the six months ended June 30, 2002. We did experience margin compression during the first half of 2003 related to higher weighted average coupon collateral being replaced by lower weighted average coupon collateral, higher prepayments speeds, higher credit quality production, and increased amortization of our hedge positions. See the discussion below regarding interest income and interest expense, the components of net interest margin.

Net Revenues

        Net revenues increased $21.1 million to $51.0 million for the three months ended June 30, 2003, from $29.9 million for the three months ended June 30, 2002. Net revenues increased $43.6 million to $98.4 million for the six months ended June 30, 2003, from $54.8 million for the six months ended June 30, 2002. See the discussion of individual net revenue components below.

         Net interest income after provision for loan losses.

        Net interest income after provision for loan losses increased $13.0 million to $35.2 million for the three months ended June 30, 2003, from $22.2 million for the three months ended June 30, 2002. Net interest income after provision for loan losses increased $30.6 million to $70.0 million for the six months ended June 30, 2003, from $39.4 million for the six months ended June 30, 2002. This increase was due to the following:

        Interest Income. Interest income increased $25.6 million to $76.1 million for the three months ended June 30, 2003, from $50.5 million for the three months ended June 30, 2002. Interest income increased $55.1 million to $146.2 million for the six months ended June 30, 2003, from $91.1 million for the six months ended June 30, 2002. The increase in interest income is due primarily to a 65% increase in the mortgage loan portfolio since June 30, 2002, which resulted in an increase in interest income of $35.5 million and $74.9 million for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, respectively. As the mortgage loan portfolio grew, the amount of accumulated basis adjustments also increased, which offset interest income due to higher amortization of $3.2 million and $6.4 million for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, respectively. Basis adjustments include premiums and discounts on mortgage loans, net deferred origination costs and non-refundable fees, which increased due to the origination and purchase of mortgage loans during the three and six months ended June 30, 2003. Similarly, the amortization of fair value hedges increased $6.5 million and $12.6 million for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, respectively, which also reduced interest income. The amortization of fair value hedges increased as a result of losses sustained on our fair value hedges in late 2002. The increase in interest income was also offset by a decrease in the weighted average coupon rate of our portfolio. Table 1 below represents the average yield on our interest-earning assets for the three and six months ended June 30, 2003 and 2002, respectively.

Table 1 – Interest Income Yield Analysis Three and Six Months Ended June 30, 2003 compared to Three and Six Months Ended June 30, 2002

	Three Months Ended June 30, 2003				Three Months Ended June 30, 2002
	Average Balance	Interest Income	Average Balance		Average Yield	Interest Income	Average Yield
	($ in thousands)

Gross	$4,115,044	$89,187	8.67%		$2,351,181	$53,967	9.18%
Less amortization of basis	—	(6,062)	(0.5	9)%	—	(2,893)	(0.4	9)%
adjustments (1)
Less amortization of fair value	—	(7,071)	(0.6	9)%	—	(531)	(0.0	9)%
hedges

Total interest-earning assets	$4,115,044	$76,054	7.39%		$2,351,181	$50,543	8.60%

	Six Months Ended June 30, 2003				Six Months Ended June 30, 2002
	Average Balance	Interest Income	Average Yield		Average Balance	Interest Income	Average Yield
	($ in thousands)

Gross	$3,919,175	$170,471	8.70%		$2,105,237	$96,388	9.16%
Less amortization of basis	—	(10,959)	(0.5	6)%	—	(4,593)	(0.4	4)%
adjustments (1)
Less amortization of fair value	—	(13,270)	(0.6	8)%	—	(706)	(0.0	7)%
hedges

Total interest-earning assets	$3,919,175	$146,242	7.46%		$2,105,237	$91,089	8.65%

(1)	Basis adjustments include premiums, discounts, net deferred origination costs, and non-refundable fees.

        Interest Expense. Interest expense increased $10.7 million to $31.1 million for the three months ended June 30, 2003, from $20.4 million for the three months ended June 30, 2002. Interest expense increased $21.3 million to $57.9 million for the six months ended June 30, 2003, from $36.6 million for the six months ended June 30, 2002. This increase is primarily related to the average balance of borrowings increasing from $2.4 billion and $2.1 billion for the three and six months ended June 30, 2002, respectively, to $4.2 billion and $4.0 billion for the three and six months ended June 30, 2003, respectively, as a result of the growth in our mortgage loan portfolio. The interest expense increase was partially offset by the accretion of basis adjustments and cash flow hedges for the three and six months ended June 30, 2003. Table 2 below represents the average yield on our interest-bearing liabilities for the three and six months ended June 30, 2003 and 2002, respectively.

Table 2 - Interest Expense Yield Analysis Three and Six Months Ended June 30, 2003 compared to Three and Six Months Ended June 30, 2002

	Three Months Ended June 30, 2003				Three Months Ended June 30, 2002
	Average Balance	Interest Expense	Average Yield		Average Balance	Interest Expense	Average Yield
	($ in thousands)

Warehouse financing	$73,695	$457	2.48%		$57,565	$469	3.26%
Less buydown	—	(224)	(1.2	2)%	—	(268)	(1.8	6)%

Net warehouse financing	73,695	233	1.26%		57,565	201	1.40%

Repurchase agreements	206,121	1,016	1.97%		252,136	1,625	2.58%
Securitization financing:
Gross	3,857,752	36,262	3.76%		2,099,390	21,886	4.17%
Less accretion of basis adjustments (1)	—	(8,768)	(0.9	1)%	—	(4,300)	(0.8	2)%
Less accretion of cash flow hedges	—	1,053	0.11%		—	—	—

Net securitization financing:	3,857,752	28,547	2.96%		2,099,390	17,586	3.35%

Notes payable	25,000	499	8.00%		25,000	499	8.00%
Other expenses	—	846	—		—	471	—

Total interest-bearing liabilities	$4,162,568	$31,141	2.99%		$2,434,091	$20,382	3.35%

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)

Warehouse financing	$74,705	$933	2.50%	$46,257	$741	3.20%
Less buydown	—	(462)	(1.24)%	—	(350)	(1.51)%

Net warehouse financing	74,705	471	1.26%	46,257	391	1.69%

Repurchase agreements	246,619	2,475	2.01%	300,750	3,798	2.53%
Securitization financing:
Gross	3,635,009	68,408	3.76%	1,776,087	37,622	4.24%
Less accretion of basis adjustments (1)	—	(16,072)	(0.88)%	—	(7,238)	(0.82)%
Less accretion of cash flow hedges	—	(90)	—	—	—	—

Net securitization financing:	3,635,009	52,246	2.88%	1,776,087	30,384	3.42%

Notes payable	25,000	992	8.00%	25,000	992	8.00%
Other expenses	—	1,749	—	—	1,056	—

Total interest-bearing liabilities	$3,981,333	$57,933	2.91%	$2,148,094	$36,621	3.41%

(1)	Basis adjustments include deferred issuance costs and premiums and discounts on bonds.

        Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $1.7 million to $9.7 million for the three months ended June 30, 2003, from $8.0 million for the three months ended June 30, 2002. Provision for mortgage loan losses increased $3.2 million to $18.3 million for the six months ended June 30, 2003, from $15.1 million for the six months ended June 30, 2002. This increase is a result of an increase in delinquent loan balances due to both the aging and growth of our mortgage loan portfolio, partially offset by a higher credit rating of new production. We record provisions for mortgage loan losses on our mortgage loan portfolio, which includes securitized loans and unsecuritized loans, for current existing losses.

        We did not make any significant changes in our reserve methodologies or assumptions during the six months ended June 30, 2003. We do expect that delinquent loan balances will increase in the future primarily as a result of the continued aging and growth of our loan portfolio. Therefore, we expect our future provision for loan losses to increase.

        Servicing Income. Servicing income, net of servicing rights amortization, represents all contractual and ancillary servicing revenue (primarily late fees and electronic payment processing fees) for servicing third party loans. Contractual servicing fees relating to our mortgage loan portfolio is a component of interest income. We do, however, collect ancillary fees on our mortgage loan portfolio and classify such fees as servicing income. Prepayment penalty income, also included within servicing income, represents all contractual income received for loans in which a borrower chose to prepay before a contractual time period.

        Servicing income, net of servicing rights amortization and impairment, increased $8.2 million to $15.7 million for the three months ended June 30, 2003, from $7.5 million for the three months ended June 30, 2002. The increase was primarily due to the increase in prepayment penalty income of $5.1 million driven by elevated prepayment speeds in the second quarter of 2003, a decrease of approximately $2.1 million of MSR amortization, and an increase in servicing fee income of $0.6 million for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. These increases were partially offset by an MSR impairment charge during the second quarter of 2003 of $0.3 million. Servicing income, net of servicing rights amortization and impairment, increased $13.2 million to $28.4 million for the six months ended June 30, 2003, from $15.2 million for the six months ended June 30, 2002. The increase was primarily due to the increase in prepayment penalty income of $9.0 million, a decrease of approximately $5.0 million of MSR amortization, and an increase in servicing fee income of $0.9 million for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. These increases were partially offset by MSR impairment charges of $0.8 million and an increase of tax service fee expenses of $0.8 million in the first six months of 2003. The increase in prepayment penalty income is due to an increase in mortgage loan refinancing related to a decrease in market interest rates in the first six months of 2003. The decrease in MSR amortization is due to the aging of the associated third party loan portfolio. The MSR impairment charge was the result of higher than anticipated default rates and prepayment activity on third party serviced loans during the first six months of 2003. The increase in servicing fee income was the result of a higher average servicing portfolio balance. The increase in the tax servicing fee expense was due to the acquisition of third party servicing rights during the first six months of 2003.

        Effective July 1, 2003, government regulations related to the Alternative Mortgage Transactions Parity Act were amended to restrict the ability of state-chartered mortgage lenders to charge prepayment penalties on certain types of mortgage loans. Management expects that these amendments will reduce our prepayment penalty income in the third quarter of 2003 and future periods.

        The information relating to our servicing income is shown on Table 3 below:

Table 3--Servicing Income Three and Six Months Ended June 30, 2003 compared to Three and Six Months Ended June 30, 2002

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)

Average third party servicing portfolio	$4,220,332	$4,069,389	$4,034,555	$4,320,272
Average owned portfolio	$4,136,240	$2,359,397	$3,912,340	$2,065,735
Average total servicing portfolio	$8,356,572	$6,428,786	$7,946,894	$6,386,006
Servicing income	$10,388	$9,093	$19,954	$19,922
Prepayment penalty income	$7,523	$2,383	$12,589	$3,609
Amortization and impairment (1)	$2,186	$4,014	$4,171	$8,344
Servicing fees - third party portfolio (2)	93	82	97	79
Amortization and impairment - third party
portfolio (1)(2)	21	39	21	39
Prepayment penalty income - owned portfolio (2)	73	40	64	35
Other servicing income - total servicing
portfolio (2)(3)	3	5	1	9
Total servicing income - total servicing
portfolio (2)	50	57	50	62

(1)	Includes amortization of MSRs.

(2)	Annualized and in basis points.

(3)	Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

        Our mortgage loan servicing portfolio, including loans recorded on the condensed consolidated balance sheets, increased approximately $0.7 billion to $8.3 billion at June 30, 2003, from $7.6 billion at December 31, 2002. The increase was due primarily to the origination and purchase of $1.5 billion of mortgage loans during the six months ended June 30, 2003, the acquisition of servicing rights related to approximately $1.1 billion of mortgage loans owned by non-affiliated companies during the six months ended June 30, 2003, offset by decreases caused by prepayments and losses totaling $2.4 billion.

Expenses

        Total expenses increased $4.0 million to $25.9 million for the three months ended June 30, 2003, from $21.9 million for the three months ended June 30, 2002. Total expenses increased $9.1 million to $52.4 million for the six months ended June 30, 2003, from $43.3 million for the six months ended June 30, 2002. The items that primarily impacted this were an increase in payroll and related expenses of $1.1 million and $3.5 million for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, respectively, and an increase in general and administrative expenses of $2.5 million and $4.5 million for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, respectively. These items are discussed in greater detail below.

        Payroll and Related Expenses. Payroll and related expenses include salaries, benefits, payroll taxes, and severance. Payroll and related expenses increased $1.1 million to $13.4 million for the three months ended June 30, 2003, from $12.3 million for the three months ended June 30, 2002. Payroll and related expenses increased $3.5 million to $27.7 million for the six months ended June 30, 2003, from $24.2 million for the six months ended June 30, 2002. The increase was primarily due to the increase in employees in the second quarter of 2003 versus the second quarter of 2002, for which salary expense increased $1.7 million and $3.5 million for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002.

        We expect payroll and related expenses to continue to increase as we continue to build our staffing to support further loan production growth. We employed 1,154 predominantly full time employees as of June 30, 2003, compared to 1,077 predominantly full time employees as of December 31, 2002 and 1,007 as of June 30, 2002.

        General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, license fees, professional, travel and entertainment expenses, depreciation, and advertising and promotional expenses. General and administrative expenses increased $2.5 million to $11.3 million for the three months ended June 30, 2003, from $8.8 million for the three months ended June 30, 2002. General and administrative expenses increased $4.5 million to $22.2 million for the six months ended June 30, 2003, from $17.7 million for the six months ended June 30, 2002. The increase was primarily due to increased costs associated with higher mortgage loan production, as well as increased non-capitalizable costs associated with opening additional retail branches and preparation for our servicing system conversion, offset by our additional focused control on discretionary expenses. We expect general and administration expenses to increase in future periods as we incur additional costs in anticipation of new SEC regulations and pending changes in stock exchange listing requirements emanating from the Sarbanes-Oxley Act of 2002 and increased legal compliance costs. We also expect general and administrative expenses to increase due to future loan production growth.

        As a result of our increased scrutiny of discretionary expenses and the growth of our mortgage loan portfolio, our efficiency ratio has improved from 73.2% at June 30, 2002 to 50.8% at June 30, 2003. Likewise, operating expenses as a percentage of average assets has decreased to 2.3% at June 30, 2003 from 3.7% at June 30, 2002.

        Income Taxes. We recorded income tax expense of $9.7 million and $2.9 million for the three months ended June 30, 2003 and 2002, respectively. We experienced a 38.5% effective tax rate for the three months ended June 30, 2003, compared to a 36.8% effective tax rate for the three months ended June 30, 2002. We recorded income tax expense of $17.7 million and $4.5 million for the six months ended June 30, 2003 and 2002, respectively. We experienced a 38.4% effective tax rate for the six months ended June 30, 2003, compared to a 38.9% effective tax rate for the six months ended June 30, 2002. The higher effective tax rate during the first half of 2002 was due to higher state taxes and franchise taxes incurred in early 2002.

Business Segment Results

        The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

        Segment revenues and net operating income amounts are evaluated and include the estimated gains based on the fair value of mortgage loans originated assuming they were sold, servicing income, other income and expense, and general and administrative expenses. Estimated fair value of mortgage loans originated represents the amount in excess of the segment’s basis in its loan production that would be generated assuming the mortgage loans were sold.

        Certain amounts are not evaluated at the segment level and are included in the segment net operating income reconciliation below. The segment’s estimated gain on sale of mortgage loans originated, based on estimated fair values of those loans, was required to be eliminated since we structure our securitizations as financing transactions. Net interest income is not allocated at a segment level since it is recorded once the loan production process is complete, and it is therefore included as a reconciling item below.

        Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)

Segment Revenues:
Wholesale	$10,460	$9,494	$24,049	$18,921
Correspondent	4,589	2,825	8,362	5,263
Retail	13,651	9,242	25,825	17,122
Servicing	15,414	7,278	27,903	14,889

Total segment revenues	$44,114	$28,839	$86,139	$56,195

Segment Net Operating Income:
Wholesale	$3,543	$2,974	$9,429	$6,022
Correspondent	2,532	1,335	4,362	2,324
Retail	2,846	2,095	5,253	3,250
Servicing (1)	9,536	2,345	16,225	4,994

Total segment net operating income	$18,457	$8,749	$35,269	$16,590

Segment Net Operating Income Reconciliation
Total segment net operating income	$18,457	$8,749	$35,269	$16,590
Net interest income	44,913	30,161	88,309	54,468
Provision for loan losses	(9,677)	(7,987)	(18,291)	(15,081)
Unallocated gain on sale of mortgage loans	45	232	51	232
Elimination of intercompany gain on sale	(22,915)	(16,645)	(47,104)	(31,979)
Unallocated shared general and
administrative expenses	(5,465)	(6,711)	(11,740)	(12,979)
Other (expense) income	(271)	198	(502)	271

Total consolidated income before taxes	$25,087	$7,997	$45,992	$11,522

(1)	The Company includes all costs to service mortgage loans within the servicing segment.

Wholesale – Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

        Wholesale segment revenues increased $1.0 million to $10.5 million for the three months ended June 30, 2003 compared to $9.5 million for the three months ended June 30, 2002. The increase of $1.0 million was due primarily to a higher segment economic value on mortgage loan production, $1.6 million of which related to an increase in mortgage loan production, offset by $0.6 million resulting from the decreasing interest rate environment in the second quarter of 2003. Wholesale segment revenues increased $5.1 million to $24.0 million for the six months ended June 30, 2003 compared to $18.9 million for the six months ended June 30, 2002. The increase was due primarily to a higher segment economic value on mortgage loan originations of $5.1 million, of which $5.6 million was related to an increase in mortgage loan originations, offset by $0.5 million related to the decreasing interest rate environment in the second quarter of 2003.

        Wholesale segment net operating income increased $0.6 million to $3.5 million for the three months ended June 30, 2003 compared to $2.9 million for the three months ended June 30, 2002. The increase was due to higher segment revenues of $1.0 million, offset by an increase of $0.4 million in general and administrative costs for the three months ended June 30, 2003. The increase in general and administrative costs for the wholesale segment was due primarily to the increase in commission expense of $0.3 million related to the increase in wholesale volume. Wholesale segment net operating income increased $3.4 million to $9.4 million for the six months ended June 30, 2003 compared to $6.0 million for the six months ended June 30, 2002. The increase was due to higher segment revenues of $5.1 million, as well as $1.7 million in overall higher general and administrative costs for the six months ended June 30, 2003. The higher general and administrative costs for the wholesale segment was due primarily to the increase in salary and commission expense of $1.5 million related to the increase in wholesale volume and an increase in severance expense of $0.2 million.

        The following table sets forth selected information about our wholesale loan production for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)

Loan production	$282,460	$235,827	$557,185	$461,211
Average principal balance per loan	$135	$136	$142	$135
Number of loans originated	2,092	1,734	3,924	3,416
Combined weighted average initial LTV	80.66%	79.33%	79.84%	78.97%
Percentage of first mortgage loans owner
occupied	90.12%	92.50%	90.55%	92.67%
Percentage with prepayment penalty	73.77%	82.77%	73.59%	80.92%
Weighted average median credit score (1)	632	598	629	597
Percentage fixed rate mortgages	30.88%	16.50%	30.81%	18.28%
Percentage adjustable rate mortgages	69.12%	83.50%	69.19%	81.72%
Weighted average interest rate:
Fixed rate mortgages	8.30%	9.72%	8.34%	9.60%
Adjustable rate mortgages	7.30%	9.06%	7.50%	9.14%
Gross margin - adjustable rate
mortgages (2)	4.92%	5.19%	5.07%	5.29%
Average number of account executives	133	118	133	112
Volume per account executive	$2,124	$1,999	$4,189	$4,118
Loans originated per account executive	16	15	30	31

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our wholesale channel for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(36)	36	—	(45)	45	—
General and administrative
production costs (1)(2)	245	(96)	149	276	(88)	188
Premiums paid (1)	88	(88)	—	95	(95)	—

Net cost to produce (1)	297	(148)	149	326	(138)	188

Net cost per loan(5)($ in 000)	$4.2			$4.5

	For the Six Months Ended June 30, 2003			For the Six Months Ended June 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(36)	36	—	(45)	45	—
General and administrative
production costs (1)(2)	262	(93)	169	280	(89)	191
Premiums paid (1)	86	(86)	—	95	(95)	—

Net cost to produce (1)	312	(143)	169	330	(139)	191

Net cost per loan(5)($ in 000)	$4.5			$4.5

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation and amortization expense.

(3)	Defined as general and administrative costs and premiums paid, net of fees collected, divided by volume.

        The net cost per loan decreased for the wholesale channel due to an increase in production during the first six months of 2003 combined with lower premiums being paid as well as lower overall general and administrative costs for the first six months of 2003.

Correspondent – Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

        Correspondent segment revenues increased $1.8 million to $4.6 million for the three months ended June 30, 2003 compared to $2.8 million for the three months ended June 30, 2002. The increase of $1.8 million was due primarily to higher origination fees of $0.2 million and a higher segment economic value on mortgage loan originations of $1.6 million, of which $1.5 million was related to an increase in mortgage loan originations and $0.1 million related to the decreasing interest rate environment in the second quarter of 2003. There also was a significant increase of flow volume during the second quarter of 2003, which was a result of an increase in the number of lenders we do business with. Correspondent segment revenues increased $3.1 million to $8.4 million for the six months ended June 30, 2003 compared to $5.3 million for the six months ended June 30, 2002. The increase of $3.1 million was due primarily to higher origination fees of $0.2 million and a higher segment economic value on mortgage loan originations of $2.9 million, of which $3.6 million was related to an increase in mortgage loan originations, offset by $0.7 million related to the decreasing interest rate environment in the second quarter of 2003. The significant increase of flow and bulk volume during the first six months of 2003 resulted from favorable pricing conditions in the correspondent market, as well as an increase in the number of lenders with whom we do flow business.

        Correspondent segment net operating income increased $1.2 million to $2.5 million for the three months ended June 30, 2003 compared to $1.3 million for the three months ended June 30, 2002. The increase was due to higher segment revenues of $1.8 million offset by an increase in general and administrative expenses of $0.6 million for the three months ended June 30, 2003. The higher general and administrative costs for the correspondent segment were due primarily to the increase in salary and commission expense by $0.5 million, which increases with the increase in the volume of funding. Correspondent segment net operating income increased $2.0 million to $4.3 million for the six months ended June 30, 2003 compared to $2.3 million for the six months ended June 30, 2002. The increase was due to higher segment revenues of $3.1 million offset by an increase in general and administrative expenses of $1.1 million for the six months ended June 30, 2003. The higher general and administrative costs for the correspondent segment were due primarily to the increase in salary and commission expense by $0.8 million, which increases with the increase in the volume of funding.

        The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)

Loan production - bulk	$34,774	$61,868	$149,348	$99,880
Average principal balance per loan	$146	$125	$139	$128
Number of loans originated	238	495	1,074	780
Combined weighted average initial LTV	78.93%	79.00%	81.94%	78.04%
Percentage of first mortgage loans owner
occupied	95.56%	96.41%	96.56%	95.50%
Percentage with prepayment penalty	94.49%	94.48%	93.08%	93.51%
Weighted average median credit score (1)	579	578	570	576
Percentage fixed rate mortgages	25.18%	28.47%	19.79%	26.98%
Percentage adjustable rate mortgages	74.82%	71.53%	80.21%	73.02%
Weighted average interest rate:
Fixed rate mortgages	8.27%	9.02%	8.64%	9.15%
Adjustable rate mortgages	8.37%	9.49%	8.57%	9.56%
Gross margin - adjustable rate mortgages (2)	6.92%	7.47%	6.60%	7.17%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
				($ in thousands)

Loan production - flow	$200,441	$89,735	$342,901	$172,858
Average principal balance per loan	$161	$141	$162	$137
Number of loans originated	1,245	664	2,117	1,262
Combined weighted average initial LTV	79.63%	74.39%	78.82%	73.59%
Percentage of first mortgage loans owner
occupied	95.33%	95.75%	95.01%	96.11%
Percentage with prepayment penalty	82.76%	86.51%	83.07%	86.29%
Weighted average median credit score (1)	605	602	604	604
Percentage fixed rate mortgages	31.68%	37.59%	31.88%	40.84%
Percentage adjustable rate mortgages	68.32%	62.41%	68.12%	59.16%
Weighted average interest rate:
Fixed rate mortgages	7.93%	9.22%	8.00%	9.16%
Adjustable rate mortgages	7.94%	9.35%	8.01%	9.52%
Gross margin - adjustable rate mortgage (2)	5.02%	5.31%	5.07%	5.36%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table sets forth selected information about our sales representatives in our correspondent channel for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)

Loan production - bulk	$34,774	$61,868	$149,348	$99,880
Loan production - flow	$200,441	$89,735	$342,901	$172,858
Total loan production	$235,215	$151,603	$492,249	$272,738
Number of loans originated	1,483	1,159	3,191	2,042
Average number of sales
representatives	6	6	6	6
Volume per sales representative	$39,203	$25,267	$82,042	$45,456
Loan production per sales
representative	247	193	532	340

        The following table highlights the net cost to produce loans for our correspondent bulk channel for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

General and administrative
production costs (1)(2)	130	—	130	103	—	103
Premiums paid (1)	395	(395)	—	335	(335)	—

Net cost to produce (1)	525	(395)	130	438	(335)	103

Net cost per loan (3)($in 000)	$7.7			$5.5

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

General and administrative
production costs (1)(2)	64	—	64	126	—	126
Premiums paid (1)	437	(437)	—	334	(334)	—

Net cost to produce (1)	501	(437)	64	460	(334)	126

Net cost per loan (3)($in 000)	$7.0			$5.9

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

(3)	Defined as general and administrative costs and premium paid, divided by units of loan production.

        Our general and administrative costs, as measured in basis points, increased during the three months ended June 30, 2003 due to lower bulk purchase volume since fixed costs remained in place in order to take advantage of opportunities in the bulk marketplace in the future. Similarly, our general and administrative costs, as measured in basis points, decreased during the six months ended June 30, 2003 due to higher bulk purchase volume in the first six months of 2003. The net cost per loan increased for the correspondent bulk channel due to higher premiums paid during the first six months of 2003. The premiums paid on correspondent loans we purchase fluctuate year-to-year based on market conditions.

        The following table highlights the net cost to produce loans for our correspondent flow channel for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(10)	5	(5)	(12)	—	(12)
General and administrative
production costs (1)(2)	80	—	80	95	—	95
Premiums paid (1)	262	(262)	—	213	(213)	—

Net cost to produce (1)	332	(257)	75	296	(213)	83

Net cost per loan (3)($ in 000)	$5.4			$4.2

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(10)	3	(7)	(13)	—	(13)
General and administrative
production costs (1)(2)	89	—	89	98	—	98
Premiums paid (1)	262	(262)	—	213	(213)	—

Net cost to produce (1)	341	(259)	82	298	(213)	85

Net cost per loan (3)($ in 000)	$5.5			$4.1

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by units of loan production.

Our general and administrative costs, as measured in basis points, decreased during the three and six months ended June 30, 2003 due to higher flow purchase volume in the first six months of 2003. The net cost per loan increased for the correspondent flow channel due to higher premiums paid during the first six months of 2003. Similar to the correspondent bulk channel, the premiums paid on correspondent flow loans we purchase fluctuate year-to-year based on market conditions.

Retail – Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

        Retail segment revenues increased $4.4 million to $13.6 million for the three months ended June 30, 2003 compared to $9.2 million for the three months ended June 30, 2002. The increase related to growth, with the addition of new branches and an increase in sales staff in our retention and Internet branches from the prior year period. In addition, our call center employee base also increased approximately 19%. The $4.4 million increase of was also due primarily to higher origination fees of $0.8 million and a higher segment economic value on mortgage loan originations of $3.6 million, of which $3.3 million was related to an increase in mortgage loan originations and $0.3 million related to the decreasing interest rate environment. Retail segment revenues increased $8.7 million to $25.8 million for the six months ended June 30, 2003 compared to $17.1 million for the six months ended June 30, 2002. The increase related to growth, with the addition of new branches and an increase in sales staff in our retention and Internet branches from the prior year period. In addition, our call center employee base also increased approximately 19%. The $8.7 million increase was also due primarily to higher origination fees of $1.7 million and a higher segment economic value on mortgage loan originations of $7.0 million, of which $3.6 million was related to an increase in mortgage loan originations and $3.4 million related to the decreasing interest rate environment.

        Retail segment net operating income increased $0.7 million to $2.8 million for the three months ended June 30, 2003 compared to $2.1 million for the three months ended June 30, 2002. The increase was due to higher segment revenues of $4.4 million, offset by $3.7 million in higher general and administrative costs related to the expansion of the branch network and call center. Retail segment net operating income increased $2.0 million to $5.3 million for the six months ended June 30, 2003 compared to $3.3 million for the six months ended June 30, 2002. The increase was due to higher segment revenues of $8.7 million, offset by $6.7 million in higher general and administrative costs related to the expansion of the branch network and call center.

        The following table sets forth selected information about our retail loan originations for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)

Loan originations	$223,633	$143,565	$405,979	$277,073
Average principal balance per loan	$128	$126	$129	$126
Number of loans originated	1,747	1,139	3,147	2,199
Combined weighted average initial LTV	79.40%	79.16%	79.48%	79.10%
Percentage of first mortgage loans owner
occupied	94.80%	95.20%	94.80%	95.42%
Percentage with prepayment penalty	65.22%	77.49%	67.95%	77.28%
Weighted average median credit score (1)	616	614	619	613
Percentage fixed rate mortgages	59.29%	53.07%	62.16%	54.22%
Percentage adjustable rate mortgages	40.71%	46.93%	37.84%	45.78%
Weighted average interest rate:
Fixed rate mortgages	7.23%	8.57%	7.29%	8.52%
Adjustable rate mortgages	7.64%	8.69%	7.62%	8.69%
Gross margin - adjustable rate
mortgages (2)	5.92%	5.73%	5.89%	5.59%
Average number of loan officers	230	164	221	159
Volume per loan officer	$972	$875	$1,837	$1,743
Loans originated per loan officer	8	7	14	14

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our retail channel for the three and six months ended June 30, 2003 and 2002:

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(203)	203	—	(261)	261	—
General and administrative
production costs (1)(2)	483	(185)	298	498	(111)	387

Net cost to produce (1)	280	18	298	237	150	387

Net cost per loan (3) ($ in 000)	$3.7			$3.0

	For the Three Months Ended June 30, 2003			For the Three Months Ended June 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(215)	215	—	(253)	253	—
General and administrative
production costs (1)(2)	507	(180)	327	501	(111)	390

Net cost to produce (1)	292	35	327	248	142	390

Net cost per loan (3) ($ in 000)	$3.9			$3.1

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

(3)	Defined as general and administrative costs, net of fees collected, divided by units of loan origination.

        Cost to produce during the first six months of 2003 in the retail channel was impacted by our decision to accelerate the opening of retail branches in the first half of the year.

Servicing

         Our Delinquency and Loss Experience

        We have seen an increase in delinquency rates in our mortgage loan portfolio in the first six months of 2003 as compared to the first six months of 2002 due to the aging and growth of the portfolio. However, we have experienced decreased delinquency rates during the first six months of 2003 in our total servicing portfolio as compared to the first six months of 2002 due to our new mortgage loan production having a higher credit grade. The following tables set forth information about the delinquency and loss experience of the mortgage loans we service (which are primarily loans we have originated or purchased and have been or will be securitized for the periods indicated).

	June 30,
	2003		2002
Total Delinquencies and Loss Experience (1)	Owned Portfolio	Total Servicing Portfolio	Owned Portfolio	Total Servicing Portfolio
	($ in thousands)

Total outstanding principal balance (at period end) .	$4,319,424	$8,318,228	$2,594,160	$6,416,708
Delinquency (at period end):
30-59 days:
Principal balance	$221,218	$470,758	$162,258	$512,902
Delinquency percentage	5.12%	5.66%	6.25%	7.99%
60-89 days:
Principal balance	$65,490	$147,664	$46,177	$144,513
Delinquency percentage	1.52%	1.78%	1.78%	2.25%
90 days or more:
Principal balance	$44,478	$102,253	$35,802	$111,758
Delinquency percentage	1.03%	1.23%	1.38%	1.74%
Bankruptcies (2):
Principal balance	$83,205	$305,337	$28,617	$242,742
Delinquency percentage	1.93%	3.67%	1.10%	3.78%
Foreclosures:
Principal balance	$87,399	$242,624	$47,015	$210,855
Delinquency percentage	2.02%	2.92%	1.81%	3.29%
Real Estate Owned:
Principal balance	$30,830	$108,644	$10,389	$119,986
Delinquency percentage	0.71%	1.31%	0.40%	1.87%
Total Seriously Delinquent including real estate
owned (3)	6.64%	10.00%	6.09%	12.19%
Total Seriously Delinquent excluding real estate
owned	5.93%	8.70%	5.69%	10.32%
Net losses on liquidated loans - trust basis -
quarter ended	$6,668	$29,127	$2,314	$25,436
Net losses on liquidated loans - GAAP basis -
quarter ended	$8,029	n/a	$2,802	n/a
Percentage of trust basis losses on liquidated
loans- annualized	0.31%	0.70%	0.18%	0.79%
Loss severity on liquidated loans (4)	33.60%	42.78%	31.16%	37.40%

(1)	Includes all loans serviced by Saxon Capital, Inc.

(2)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)	Loss severity is defined as the total loss claims divided by the actual unpaid principal balance at the time of liquidation. Total loss claims on a trust basis include all accrued interest, fees and principal balances.

	June 30,
	2003		2002
Bankruptcy Delinquencies and Loss Statistics (1)	Owned Portfolio	Total Servicing Portfolio	Owned Portfolio	Total Servicing Portfolio
	($ in thousands)

Contractually current bankruptcies:
Principal balance	$19,914	$59,575	$8,201	$36,412
Delinquency percentage	0.46%	0.72%	0.32%	0.57%
Bankruptcy delinquency (at period end) (2):
30-59 days:
Principal balance	$4,703	$14,979	$1,524	$11,068
Delinquency percentage	0.11%	0.18%	0.06%	0.17%
60-89 days:
Principal balance	$5,114	$14,574	$2,714	$11,514
Delinquency percentage	0.12%	0.18%	0.10%	0.18%
90 days or more:
Principal balance	$53,473	$216,209	$16,178	$183,748
Delinquency percentage	1.24%	2.60%	0.62%	2.86%
Total bankruptcy delinquencies:
Principal balance	$63,291	$245,762	$20,416	$206,330
Delinquency percentage	1.47%	2.95%	0.79%	3.22%

(1)	Includes all loans serviced by Saxon Capital, Inc.

(2)	Delinquencies are measured versus contractual due dates. Payments that are less than the contractual amount, even if made under a court plan, are reported as delinquent.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
	($ in thousands)

Losses - trust basis	$6,668	$2,314	$12,528	$3,262
Loan transfers to real estate owned	4,945	936	8,736	2,758
Realized losses on real estate owned	(4,909)	(1,699)	(8,779)	(2,361)
Timing differences related to realized
losses	1,234	84	2,191	84
Loss from delinquent loan sale applied to
reserve	--	999	--	999
Basis adjustment applied against loss	(194)	--	(234)	--
Other	285	168	(130)	322

Losses - GAAP basis	$8,029	$2,802	$14,312	$5,064

        In addition to servicing mortgage loans that we originate or purchase, we service mortgage loans for other lenders and investors. Our servicing rights may be terminated upon the occurrence of certain events, generally if delinquencies or losses on the pool of loans in a particular securitization exceed prescribed levels for an extended period of time. For ten securitizations for which we have servicing rights, delinquencies and losses exceeded the prescribed levels as of July 2003. If the level of delinquencies or losses is not reduced, our servicing rights may be subject to termination, in the event of a vote to do so by the holders of a majority of the bondholders' and other beneficial interests in the related securitization. At the present time, management does not expect any such vote to occur or to be proposed. Our loan servicing portfolio as of June 30, 2003 is summarized below:

	Number of Loans	Principal Balance	Average Loan Balance
	($ in thousands)

Saxon Capital, Inc. (1)	33,325	$4,319,424	$130
Dominion Capital (2)	22,429	1,814,797	81
Greenwich Capital, Inc.	8,011	1,381,379	172
Credit Suisse First Boston	5,448	687,340	126
Dynex Capital, Inc.	700	69,438	99
Fannie Mae, Freddie Mac, or Ginnie Mae	1,134	30,072	27
Various government entities and other investors	464	15,778	34

Total	71,511	$8,318,228	$116

(1)	Includes loans originated and purchased by Saxon Capital, Inc. from July 6, 2001 to June 30, 2003.

(2)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

         Our Delinquency and Loss Experience

Delinquency by Credit Grade by Year Funded (1)(2)

					Percentage 60+ Days Delinquent (3)
Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	A+/A	A-	B	C	D	Total	Cumulative Loss Percentage (4)	Loss Severity (5)
	($ in thousands)

1996	$741,645	$31,587	4.26%	3.51%	12.43%	1.74%	39.34%	—	6.36%	1.86%	32.08%
1997	$1,769,538	$123,170	6.96%	4.40%	11.05%	8.70%	10.28%	11.19%	8.64%	3.01%	39.07%
1998	$2,084,718	$302,661	14.52%	8.72%	18.02%	27.25%	25.05%	36.60%	17.11%	3.30%	40.17%
1999	$2,381,387	$588,500	24,71%	11.95%	21.46%	27.32%	33.99%	38.51%	22.31%	3.61%	40.71%
2000	$2,078,637	$678,933	32.66%	14.53%	22.91%	27.93%	36.88%	46.62%	25.25%	3.05%	38.64%
2001	$2,364,234	$1,139,476	48.20%	8.64%	19.62%	24.28%	31.73%	34.58%	17.43%	1.12%	32.52%
2002	$2,484,074	$1,855,981	74.72%	3.41%	7.79%	11.05%	14.44%	14.24%	6.05%	0.10%	24.94%
2003	$1,455,413	$1,185,302	81.44%	0.74%	1.04%	1.88%	1.96%	0.93%	0.95%	—	3.22%

(1)	Includes loans originated by Saxon Capital, Inc. and Predecessor

(2)	As of June 30, 2003.

(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(4)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.

(5)	Loss severity is defined as the total loss claims divided by the actual unpaid principal balance at the time of liquidation. Total loss claims include all accrued interest, fees and principal balances.

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

        Servicing segment revenues increased $8.1 million to $15.4 million for the three months ended June 30, 2003 compared to $7.3 million for the three months ended June 30, 2002. The increase was primarily due to the increase in prepayment penalty income of $5.1 million due to significant prepayment activity and increased third party servicing income of $1.3 million. Servicing segment revenues increased $13.0 million to $27.9 million for the six months ended June 30, 2003 compared to $14.9 million for the six months ended June 30, 2002. The increase was primarily due to the increase in prepayment penalty income of $9.0 million due to significant prepayment activity and increased third party servicing income of $2.5 million.

        Servicing segment net operating income increased $7.2 million to $9.5 million for the three months ended June 30, 2003 compared to $2.3 million for the three months ended June 30, 2002. The increase was due to higher segment revenues of $8.1 million offset by $0.9 million in higher general and administrative expenses, which is related to a 16% increase in the employee base. Servicing segment net operating income increased $11.2 million to $16.2 million for the six months ended June 30, 2003 compared to $5.0 million for the six months ended June 30, 2002. The increase was due to higher segment revenues of $13.0 million offset by $1.8 million in higher general and administrative expenses, which is related to a 15% increase in the employee base.

        We reduced our cost to service to 26 basis points at June 30, 2003 from 30 basis points at June 30, 2002 due to an increase in our overall servicing portfolio and credit quality of the owned portfolio, as well as a continued investment in technology and training.

Financial Condition

         June 30, 2003 Compared to December 31, 2002

        Our mortgage loan portfolio increased to $4.4 billion at June 30, 2003, from $3.6 billion at December 31, 2002. This increase was the result of the origination and purchase of $1.5 million of mortgage loans during the first six months of 2003, due to the continued favorable interest rate environment, offset by principal payments of $671.1 million and loan sales of $22.7 million for the six months ended June 30, 2003.

        The allowance for loan loss increased to $44.6 million at June 30, 2003, from $40.2 million at December 31, 2002. This increase was due to provisions made as a result of an increase in delinquent loan balances due to both the aging and growth of our mortgage loan portfolio. The level of our allowance has been impacted by the higher credit rating of new production.

        MSRs increased to $29.5 million at June 30, 2003, from $25.0 million at December 31, 2002. This increase was primarily due to purchases of $8.7 million of rights to service $1.1 billion of mortgage loans during the six months ended June 30, 2003. This increase was partially offset by amortization of servicing rights of $3.4 million during the first six months of 2003 as well as a temporary impairment of $0.8 million. The impairment of MSRs was the result of increased prepayment speeds on certain third party servicing portfolios during the first six months of 2003.

        Restricted cash decreased to $0.8 million at June 30, 2003, from $301.4 million at December 31, 2002. On January 10, 2003, the SAST 2002-3 securitization closed, which was prefunded in the fourth quarter of 2002, and all the required mortgage loans were included in the securitization and the restricted cash balance relating to that securitization of $300.5 million was released.

        Servicing related advances decreased $2.9 million to $99.7 million at June 30, 2003, from $102.6 million at December 31, 2002. The decrease was primarily due to payments received on securitized advances.

        Trustee receivable increased to $69.5 million at June 30, 2003, from $44.1 million at December 31, 2002. The increase was primarily due to the completion of two securitizations and one prefunding during the first six months of 2003. On each payment date, the trust distributes SAST securitization loan payments to their related bondholders. These loan payments are collected by the trust between cut-off dates, which is typically the 17th of each month. Therefore, all principal payments received subsequent to the cut-off date are recorded as a trustee receivable on the consolidated balance sheet. These principal payments are retained by the trustee until the following payment date.

        Other assets increased $4.4 million to $43.3 million at June 30, 2003, from $38.9 million at December 31, 2002. The increase is primarily the result of additional fixed asset acquisitions of $2.9 million, net of depreciation as a result of the expansion of our retail branches and additional bond issuance costs of $1.8 million, net of amortization relating to the SAST 2003-1 and 2003-2 securitizations.

        Mortgage loan warehouse financing decreased $222.5 million to $251.9 million at June 30, 2003, from $474.4 million at December 31, 2002. This decrease is the result of the timing of our securitizations. We completed the initial funding for the 2002-3 securitization on November 8, 2002, but we did not complete the final funding until January 10, 2003, which delayed a $294.4 million payment on the warehouse financing until the first quarter of 2003. In addition, the 2003-2 securitization was completed in the second quarter of 2003, which resulted in a $590.2 million payment on the warehouse financing.

        Securitization financing increased to $4.1 billion at June 30, 2003, from $3.3 billion at December 31, 2002. This increase resulted from the execution of two asset-backed securitizations, which resulted in bonds being issued in the amount of $1.4 billion during the six months ended June 30, 2003, offset by certificate payments of $619.3 million.

        Stockholders’ equity increased $15.2 million to $301.5 million at June 30, 2003, from $286.3 million at December 31, 2002. The increase in stockholders’ equity is due primarily to net income of $28.3 million for the six months ended June 30, 2003, the issuance of common stock under the Employee Stock Purchase Plan and the exercise of stock options under the Stock Incentive Plan, offset by an increase in accumulated other comprehensive loss of $16.9 million primarily due to losses on hedging instruments.

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
  acquisition of hedging instruments;
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
  settlement of hedge instruments;
  issuance of equity and debt securities; and
  whole loan sales.

         Liquidity Strategy

        Our liquidity strategy is to finance our mortgage loan portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset backed securities provides us a low cost method of financing our mortgage loan portfolio. In addition, our strategy allows us to reduce our interest rate risk on our fixed rate loans by securitizing them. An integral part of our liquidity strategy is our requirement to have sufficient committed warehouse financing, with a diverse group of counterparties. This provides us with the ability to issue our asset-backed securities at optimal points in time. Our ability to issue asset-backed securities depends on the overall performance of our assets, as well as the strength of the capital markets. We seek to have committed financing facilities that approximate six months of our mortgage production, even though we expect to issue asset-backed securities on a quarterly basis. Another component of our liquidity strategy is our intention of maintaining sufficient working capital to enable us to fund operating cash flow requirements in the event we were to fail to generate sufficient cash flows to cover our operating requirements. As of June 30, 2003, we had approximately $77.5 million of working capital and we had positive cash flows from operations for the quarter then ended. It is common business practice to define working capital as current assets less current liabilities. Since we do not have a classified balance sheet, we calculated our working capital to be $159.2 million as of June 30, 2003 by calculating working capital under this commonly used definition. A reconciliation between our working capital calculation and the commonly defined working capital basis is provided below. Management focuses on the disclosed working capital amount rather than the commonly used definition of working capital because it provides a more conservative approach to how much liquidity we have available to conduct business currently.

	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)

Unrestricted cash	$4,109	$4,109
Borrowing availability	21,665	—
Trustee receivable	—	69,538
Accrued interest receivable	—	50,177
Accrued interest payable	—	(9,588)
Unsecuritized mortgage loans - payments less than one year	156,831	156,831
Warehouse financing facility - payments less than one year	(106,284)	(106,284)
Servicing advances	1,167	99,708
Financed advances - payments less than one year	—	(24,080)
Securitized loans - payments less than one year	—	1,390,280
Securitized debt - payments less than one year	—	(1,471,520)

Total	$77,488	$159,171

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

        Our credit agreements require us to comply with various customary operating and financial covenants and cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. We were in compliance with all such covenants under these agreements as of and for the quarter ended June 30, 2003. The material terms and features of our secured credit facilities in place are as follows:

        Committed Facilities. The CS First Boston repurchase facility was renewed on April 4, 2003, with the maximum committed amount being reduced to $100 million from $250 million at March 31, 2003. The facility also has a maximum uncommitted amount of $150 million. The facility will terminate on April 3, 2004. Additionally, the Merrill Lynch repurchase facility was renewed on May 9, 2003, increasing the maximum committed amount to $400 million from $250 million at March 31, 2003. The facility will terminate on May 7, 2004. On June 26, 2003, a $300 million committed facility with Wachovia Bank, N.A. was terminated. On June 24, 2003 we entered into a new committed $300 million repurchase agreement with Bank of America N.A. The termination date for the Bank of America facility is June 23, 2004.

        At June 30, 2003 we had committed revolving warehouse and repurchase facilities in the amount of $1.5 billion. The table below summarizes our facilities and their expiration dates at June 30, 2003. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount	Expiration Date
($ in thousands)
JP Morgan Chase Bank and CDC Mortgage Capital	$140,000	December 9, 2003
Greenwich Capital Financial Products, Inc.	150,000	July 18, 2003
Greenwich Capital Financial Products, Inc.	175,000	June 26, 2004
Bank of America, N.A	300,000	June 23, 2004
CS First Boston Mortgage Capital, LLC	100,000	April 3, 2004
Merrill Lynch Mortgage Capital, Inc.	400,000	May 7, 2004
JPMorgan Chase Bank	150,000	October 9, 2003
Saxon Advance Receivables Backed Certificates	75,000	August 2005

Total committed facilities	$1,490,000

        Our Greenwich Capital $150.0 million one-year facility was amended on July 18, 2003, extending the termination date of the facility to July 17, 2004.

         Off Balance Sheet Items and Contractual Obligations

        In connection with the approximately $1.8 billion of mortgage loans securitized by Predecessor in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of June 30, 2003, we made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, we may be required to remove loans from a securitization and replace them with cash or substitute loans. At June 30, 2003 there were no such breaches for any loans that had been securitized. In connection with the loans we service for others, we do not own any interests in the related securitized trusts or loan pools or have any other economic interests other than those associated with acting as servicer for the related mortgage loans.

        In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these indemnifications, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. Based on historical experience, total mortgage loans repurchased pursuant to these indemnification obligations would not have a material impact to our statements of operations, and therefore have not been accrued for as a liability on our condensed consolidated balance sheets.

        Our subsidiaries have commitments to fund mortgage loans of approximately $136.5 million and $339.3 million at June 30, 2003 and December 31, 2002, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases as of June 30, 2003 and December 31, 2002 totaled $28.7 million and $25.2 million, respectively.

         Contractual Obligations and Commitments

        The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of June 30, 2003.

Payments Due by Period ($ in thousands)
Contractual Obligations - As of June 30, 2003	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Warehouse financing facility - line of credit	$106,284	$106,284	$—	$—	$—
Warehouse financing facility - repurchase
agreements	143,594	143,594	—	—	—
Bonds - repurchase agreements	2,040	2,040	—	—	—
Securitization financing - servicing advances	66,634	24,080	42,554	—	—
Securitization financing - loans and real estate
owned (1)	4,016,828	1,471,520	1,566,102	462,499	516,707
Note payable	25,000	—	25,000	—	—
Capital lease obligations	23	20	3	—	—
Operating leases	28,654	7,110	16,363	4,364	817

Total contractual cash obligations	$4,389,057	$1,754,648	$1,650,022	$466,863	$517,524

(1)	Amounts listed are bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

Other Commitments	Amount of Commitment Expiration Per Period ($ in thousands)
	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	Over 5 years

Warehouse financing facility - line of credit	$140,000	$140,000	$—	$—	$—
Receivables backed certificates	75,000	—	75,000	—	—
Warehouse financing facility - repurchase
agreements	1,275,000	1,275,000	—	—	—

Total commercial commitments	$1,490,000	$1,415,000	$75,000	$—	—

         Cash Flows

        For the six months ended June 30, 2003, we had operating cash flows of $24.5 million, as compared to operating cash flows of $29.2 million for the six months ended June 30, 2002. The decrease in our operating cash flows for the first six months of 2003 was primarily the result of an increase in the trustee receivable balance in 2003 compared to 2002. Operating cash flows, as presented in our consolidated statements of cash flows, exclude the net proceeds from or repayments of mortgage warehouse financing.

Other Matters

         Related Party Transactions

        At June 30, 2003 and December 31, 2002, we had $10.3 million and $8.1 million, respectively, of unpaid principal balances within our mortgage loan portfolio, related to mortgage loans originated for our executive officers, officers, and employees. These mortgage loans were underwritten to our underwriting guidelines. When making loans to our officers and employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 basis points from the market rate. The Company has never made loans to any of the outside directors. Effective December 1, 2002 we no longer renew or make any new loans to our executive officers or directors.

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

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with certain exceptions. Effective July 1, 2003, management will implement SFAS 149, but does not expect this to have a material impact on the financial position, results of operations, or cash flows of the Company.

        Effective June 1, 2003, the Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for financial instruments with both debt characteristics and equity characteristics and requires that certain instruments previously eligible for classification as equity be classified as a liability after the effective date of this statement. The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments and does not apply to features that are embedded in a financial instrument that is a not a derivative in its entirety. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption, while restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations and financial position.

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

      Prepayment risk

        Prepayment risk results from the ability of customers to pay off their mortgage loans prior to maturity. Generally, prepayments tend to increase in falling interest rate environments as a result of borrowers refinancing fixed-rate and adjustable-rate loans to lower coupon mortgage loans, and prepayments tend to decrease in rising interest rate environments. As a result, falling interest rate environments tend to cause decreases in the balance of our mortgage loan portfolio and related decreases in our net interest income.

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

Maturity and Repricing Information

        The following table summarizes the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps and futures that we held as of June 30, 2003 and December 31, 2002.

	As of June 30, 2003
For Years Ending December 31,	2003	2004	2005	2006	2007	Thereafter
($ in thousands)

Floors Sold - Notional:	$126,002	--	--	--	--	--
Weighted average rate	2.25%	--	--	--	--	--
Caps Bought - Notional:	$164,000	$508,000	$1,118,225	$381,000	--	--
Weighted average rate	4.13%	4.72%	3.79%	3.25%	--	--
Caps Sold - Notional:	--	$400,000	$1,074,225	$381,000	--	--
Weighted average rate	--	6.13%	5.02%	5.00%	--	--
Futures Bought-Notional:	$2,217,500	$1,030,000	$552,500	$250,000	--	--
Weighted average rate	1.13%	1.65%	2.43%	3.04%	--	--
Futures Sold - Notional:	$2,217,500	$1,030,000	$552,500	$250,000	--	--
Weighted average rate	1.60%	3.42%	4.34%	4.62%	--	--
Puts Bought - Notional:	--	$875,000	$425,000	--	--	--
Weighted average rate	--	1.68%	3.06%	--	--	--
Puts Sold - Notional:	$250,000	$50,000	$175,000	--	--	--
Weighted average rate	2.50%	3.75%	3.89%	--	--	--

Total Notional:	$4,975,002	$3,893,000	$3,897,450	$1,262,000	--	--

	As of December 31, 2002
	2003	2004	2005	2006	2007	Thereafter
($ in thousands)

Floors Sold - Notional:	$188,462	--	--	--	--	--
Weighted average rate	2.25%	--	--	--	--	--
Caps Bought - Notional:	$182,000	$508,000	$468,225	--	--	--
Weighted average rate	4.13%	4.72%	5.59%	--	--	--
Caps Sold - Notional:	--	$400,000	$424,225	--	--	--
Weighted average rate	--	6.13%	6.57%	--	--	--
Futures Bought-Notional:	$781,250	$125,000	--	--	--	--
Weighted average rate	2.28%	2.97%	--	--	--	--
Futures Sold - Notional:	$833,750	$692,500	$462,500	$300,000	--	--
Weighted average rate	2.25%	4.05%	4.36%	4.62%	--	--
Puts Bought - Notional:	$700,000	--	--	--	--	--
Weighted average rate	3.48%	--	--	--	--	--
Puts Sold - Notional:	$925,000	--	--	--	--	--
Weighted average rate	3.00%	--	--	--	--	--
Calls Bought - Notional:	$225,000	$125,000	--	--	--	--
Weighted average rate	1.50%	2.50%	--	--	--	--
Calls Sold - Notional:	$225,000	$50,000	--	--	--	--
Weighted average rate	2.00%	2.00%	--	--	--	--

Total Notional:	$4,060,462	$1,900,500	$1,354,950	$300,000	--	--

Analyzing Rate Shifts

        In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves, using scenarios that we develop to provide relevant assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding Federal Reserve Bank (“FRB”) responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan portfolio over long periods of time. The table below represents the change in fair value of the various financial derivative instruments under the four different analysis scenarios that we currently use as of June 30, 2003 and December 31, 2002.

Effect on Fair Value of Assumed Changes in Interest Rates Over a Three Year Period
	June 30, 2003				December 31, 2002
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
	($ in thousands)

Mortgages	$(33,377)	$(15,287)	$(12,904)	$18,259	$(65,530)	$(13,645)	$1,131	$8,924
Futures	—	—	—	—	21,780	5,178	2,387	1,465
Bought Puts	7,531	1,822	2,547	(1,780)	—	—	—	—
Sold Puts	(544)	(289)	(401)	88	(1,590)	—	—	—
Bought Calls	—	—	—	—	—	—	715	1,308
Sold Calls	—	—	—	—	(126)	(562)	(1,369)	(1,962)
Caps	7,257	6,277	5,861	302	4,144	70	70	343
Floors	19	17	9	(60)	—	(250)	(921)	(1,020)

Totals	$(19,114)	$(7,460)	$(4,888)	$16,809	$(41,322)	$(9,209)	$2,013	$9,058

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

        Scenario 2 – In this scenario we assume a less severe hypothetical rise in interest rates compared to Scenario 1 in which the FRB gradually pushes interest rates higher as the economy expands to avoid more aggressive measures in the future. Under this scenario, we assume that interest rates have the potential to rise approximately 325 basis points, over the same three year period that we assume for purposes of Scenario 1.

        Scenario 3 — In this scenario we assume project relatively stable hypothetical short-term rates. This scenario assumes that the FRB is relatively patient, by historical standards, as the economy maintains a range of low growth, and thus the FRB is more concerned with economic expansion than inflation. Interest rates are assumed to rise modestly in year two, with only a 300 basis point increase over three years.

        Scenario 4 –This scenario assumes that the FRB determines that it must lower rates in the near term, and then begins to reverse previous interest rate cuts in year two, and more aggressively in year three, accounting for a 300 basis point increase in rates over the three year period.

        These scenarios are provided for illustrative purposes only and are intended to assist in the understanding of our sensitivity to changes in interest rates. While these scenarios are developed based on current economic and market conditions, we cannot make any assurances as to the predictive nature of assumptions made in this analysis. We believe that this method of analysis assists us in our interest rate risk management strategy.

Item 4. Controls and Procedures

        As of the end of the period covered by this report, the Company’s Chief Executive Officer and Principal Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to the Company (and its consolidated subsidiaries) required to be included in the periodic reports the Company is required to file and submit to the SEC under the Exchange Act.

Part II. Other Information

Item 1. Legal Proceedings

Paul Graham, et al. v. America’s MoneyLine is a Collective Action Complaint filed under the Federal Fair Labor Standards Act (“FLSA”) filed on January 30, 2003 in the United States District Court, Central District of California as Case No. 03-0098. The suit alleges that loan officers who routinely worked over 40 hours per week were denied overtime compensation in violation of the FLSA. The plaintiffs seek unpaid wages at the overtime rate, an equal amount in liquidated damages, costs and attorneys fees. Under the FLSA, persons must take steps to affirmatively opt in to the proceeding in order to participate as plaintiffs. Through August 4, 2003, 223 current and former loan officers have opted in to the collective action. At this time, we cannot predict the number of loan officers and former loan officers that will opt in to the proceeding. If the plaintiffs achieve certification as a collective action and the case is decided adversely to the Company, the potential loss could materially and adversely affect the Company’s earnings. At the present time, however, the Company cannot predict the outcome of the case.

Josephine Coleman v. America’s MoneyLine is a matter filed in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 02L1557. This is a class action suit alleging consumer fraud and unjust enrichment under Illinois law and similar laws of other states. In December 2002, defendants filed a Petition to Compel Arbitration in the United States District Court for the Southern District of Illinois. The Motion to Compel Arbitration in federal court was denied on jurisdictional grounds. The state court case is stayed pending a decision on our appeal of the federal district court’s denial of our motion to compel arbitration. If the plaintiffs achieve nationwide class certification and the case is decided adversely to America’s MoneyLine, the potential loss could materially and adversely affect the Company’s earnings. At the present time, however, the Company cannot predict the outcome of the case.

Margarita Barbosa, et al. v. Saxon Mortgage Services (f/k/a Meritech Mortgage Services, Inc.) et al., is a matter filed in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 02C6323. This is a class action suit alleging violation of the Illinois Interest Act, the Illinois Consumer Fraud Act, similar laws, if any, in other states and a breach of contract. The plaintiffs allege that we violated Illinois law by collecting prepayment penalties in accordance with the terms of the mortgages of certain borrowers whose loans had been accelerated due to default, and which later were prepaid by the borrowers. We believe that approximately 27 Illinois mortgages are subject to the allegations. In addition, the plaintiffs allege that their claims apply to loans that we made in all other states in addition to Illinois, where we collected prepayment penalties in these particular circumstances. The claim of Ms. Barbosa was separated from the potential class action by means of a motion to compel arbitration pursuant to the arbitration agreement in her mortgage, and the claim has been settled. The mortgages of some or all of the other plaintiffs in the alleged class do not contain arbitration agreements. The court dismissed the sole federal law claim alleged by the plaintiffs against a non-affiliated defendant, and as a result dismissed without prejudice the state law claims against Saxon Mortgage Services and the other remaining defendants on jurisdictional grounds. If the plaintiffs choose to re-file the case, achieve nationwide class certification and the case is decided adversely to Saxon Mortgage Services, the potential loss could materially and adversely affect the Company’s earnings. At the present time, however, the Company cannot predict the outcome of the case.

Shirley Hagan v. Concept Mortgage Corp., Saxon Mortgage and others is a class action filed in the Circuit Court of Wayne County, Michigan. The suit alleges that the defendant mortgage companies, including Saxon Mortgage, violated the Home Ownership and Equity Protection Act, the Truth in Lending Act, and the Real Estate Settlement Procedures Act with respect to the fees and interest rate charged to plaintiff and the related loan disclosures, in connection with the plaintiff’s loan and the loans of a similarly situated class of borrowers. The suit seeks rescission of the affected loans, damages with interest, and costs and attorneys fees. We have removed the case to federal court and filed a motion to compel arbitration, which has been granted. At this time we cannot predict the outcome of this matter.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        On May 20, 2003, we held our annual stockholders’ meeting. There were 28,392,746 shares of common stock outstanding entitled to vote, and a total of 23,915,721 (84.23%) were represented at the meeting in person or by proxy. The following summarizes vote results of proposals submitted to our stockholders:

1.     Proposal to elect two Class II Directors for terms expiring in 2006

NAME	FOR	WITHHELD

Richard A. Kraemer	23,201,919	713,802
Dennis G. Stowe	21,581,238	2,334,483

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc. (1)

3.2	Amended and Restated Bylaws of Saxon Capital, Inc. (2)

4.1	Form of Common Stock Certificate (1)

4.2	Certain instruments defining the rights of the holders of long-term debt of he Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.3	Pooling and Servicing Agreement, dated as of May 1, 2003, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated May 29, 2003).

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Principal Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-71052) declared effective by the SEC on January 15, 2002.

(2)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003.

(b)	Reports on Form 8-K

On April 25, 2003, the Company filed a Form 8-K reporting the Company had issued a press release announcing the Company’s financial results for the first quarter 2003, and a copy of the press release was filed as an exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2003

SAXON CAPITAL, INC. By: /s/ Michael L. Sawyer —————————————— Michael L. Sawyer Chief Executive Officer (authorized officer of registrant)

Dated: August 11, 2003

By: /s/ Robert B. Eastep —————————————— Robert B. Eastep Principal Financial Officer