Form 10-Q
period 2003-09-30
SAXON CAPITAL INC
filed 2003-11-10
CIK 1160425

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from ____________ to ______________

Commission File Number: 000-33485

Incorporated pursuant to the Laws of Delaware

Internal Revenue Service
Employer Identification No. 54-2036376

4860 Cox Road, Suite 300
Glen Allen, Virginia 23060

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

As of November 5, 2003 there were 28,650,985 shares of our common stock, par value $0.01 per share, outstanding.

SAXON CAPITAL, INC.

Part I. Financial Information

Item 1. Financial Statements

Saxon Capital, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except for share data)
(unaudited)

	September 30 2003	December 31 2003

Assets:
Cash	$6,460	$8,098
Accrued interest receivable	51,410	38,630
Trustee receivable	76,739	44,128
Mortgage loan portfolio	4,617,299	3,612,473
Allowance for loan loss	(46,070)	(40,227)

Net mortgage loan portfolio	4,571,229	3,572,246
Restricted cash	214,719	301,435
Servicing related advances	95,697	102,558
Mortgage servicing rights, net	33,426	24,971
Deferred tax asset	13,183	17,588
Real estate owned	20,616	14,563
Other assets	58,689	38,945

Total assets	$5,142,168	$4,163,162

Liabilities and stockholders' equity:
Liabilities:
Accrued interest payable	$9,713	$7,431
Warehouse financing	51,416	474,442
Securitization financing	4,709,762	3,347,251
Note payable	25,000	25,000
Other liabilities	21,678	22,692

Total liabilities	4,817,569	3,876,816

Commitments and contingencies - Note 10	—	—
Stockholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares
authorized; shares issued and outstanding: 28,616,985 as of
September 30, 2003 and 28,235,781 as of December 31, 2002	286	282
Additional paid-in capital	263,289	259,267
Other comprehensive (loss) income, net of tax of $(3,013) and $3,649	(5,000)	5,707
Retained earnings	66,024	21,090

Total stockholders' equity	324,599	286,346

Total liabilities and stockholders' equity	$5,142,168	$4,163,162

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.Condensed
Consolidated Statements of Operations
(Dollars in thousands, except for share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Interest income	$76,923	$59,145	$223,165	$150,234
Interest expense	(31,143)	(24,665)	(88,797)	(61,286)

Net interest income	45,780	34,480	134,368	88,948
Provision for mortgage loan losses	(8,517)	(6,124)	(26,808)	(21,205)

Net interest income after
provision for mortgage loan
losses	37,263	28,356	107,560	67,743
Servicing income, net of amortization
and impairment	16,560	9,073	44,932	24,260
Gain on sale of mortgage assets	924	133	975	365

Total net revenues	54,747	37,562	153,467	92,368
Expenses:
Payroll and related expenses	14,839	13,366	42,499	37,519
General and administrative expenses	11,368	9,580	33,850	27,232
Depreciation	1,093	531	2,544	1,215
Other (income) expense	(40)	—	1,095	795

Total expenses	27,260	23,477	79,988	66,761
Income before taxes	27,487	14,085	73,479	25,607
Income tax expense	10,859	5,561	28,545	10,041

Net income	$16,628	$8,524	$44,934	$15,566

Earnings per common share:
Average common shares - basic	28,600,073	28,101,450	28,476,073	28,087,203
Average common shares - diluted	30,312,467	29,154,612	29,846,257	29,300,850
Basic earnings per common share	$0.58	$0.30	$1.58	$0.55
Diluted earnings per common share	$0.55	$0.29	$1.51	$0.53

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statement of Stockholders’ Equity
(Dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance at December 31, 2002	28,235,781	$282	$259,267	$5,707	$21,090	$286,346
Issuance of common stock	381,204	4	3,962	—	—	3,966
Compensation expense on restricted stock
units	—	—	60	—	—	60
Comprehensive income:
Net income	—	—	—	—	44,934	44,934
Less: change in unrealized loss on
mortgage securities	—	—	—	(1,709)	—	(1,709)
Less: reclassification adjustment
for unrealized loss on mortgage
securities	—	—	—	(433)	—	(433)
Add: tax effect of above unrealized
loss on mortgage securities	—	—	—	822	—	822
Less: loss on cash flow hedging
instruments	—	—	—	(16,568)	—	(16,568)
Add: reclassification adjustment
for gain on cash flow hedging
instruments	—	—	—	1,340	—	1,340
Add: tax effect of loss on cash
flow hedging instruments	—	—	—	5,841	—	5,841

Total comprehensive income (loss)	—	—	—	(10,707)	44,934	34,227

Balance at September 30, 2003	28,616,985	$286	$263,289	$(5,000)	$66,024	$324,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2003	2002

Operating Activities:
Net income	$44,934	$15,566
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	21,858	10,564
Deferred income taxes	4,405	2,904
Impairment of assets	1,284	1,027
Provision for loan losses	26,808	21,205
Provision for advanced interest losses	778	4,012
Decrease in servicing related advances	6,861	1,524
Increase in accrued interest receivable	(12,780)	(15,909)
Increase in accrued interest payable	2,282	3,002
Increase in trustee receivable	(32,611)	(16,731)
Net change in other assets and other liabilities	(20,873)	23,783

Net cash provided by operating activities	42,946	50,947

Investing Activities:
Purchase and origination of mortgage loans	(2,191,376)	(1,795,691)
Principal payments on mortgage loan portfolio	1,055,078	321,937
Proceeds from sale of mortgage loans	65,450	30,946
Proceeds from sale of real estate owned	24,261	5,322
Decrease in restricted cash	86,716	—
Purchases of derivative instruments	—	(31,482)
Purchases of mortgage bonds	(3,000)	(6,969)
Principal payments received on mortgage bonds	2,118	2,924
Acquisition of mortgage servicing rights	(14,073)	(3,302)
Net capital expenditures	(6,348)	(3,416)

Net cash used in investing activities	(981,174)	(1,479,731)

Financing Activities:
Proceeds from issuance of securitization financing	2,481,481	1,595,427
Bond issuance costs	(19,899)	(7,054)
Principal payments on securitization financing	(1,089,221)	(354,261)
(Repayment of) proceeds from warehouse financing, net	(423,026)	193,882
Purchases of derivative instruments	(16,771)	—
Proceeds received from issuance of stock	4,026	753

Net cash provided by financing activities	936,590	1,428,747

Net decrease in cash	(1,638)	(37)
Cash at beginning of period	8,098	5,629

Cash at end of period	$6,460	$5,592

Supplemental Cash Flows Information:
Cash paid for interest	$112,619	$69,518
Cash paid for taxes	$20,159	$5,107
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$28,233	$12,267

        The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
September 30, 2003 (unaudited)

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2003. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Saxon Capital, Inc.‘s Annual Report on Form 10-K for the year ended December 31, 2002.

        Saxon Capital, Inc. (the “Company”) (NASDAQ: SAXN) was formed on April 23, 2001. The Company acquired all of the issued and outstanding capital stock of SCI Services, Inc. (“Predecessor”) from Dominion Capital, Inc. (“Dominion Capital”) on July 6, 2001. The Company had no activities between April 23, 2001 and the acquisition of Predecessor.

        The Company, through its wholly-owned subsidiaries Saxon Mortgage, Inc. (“Saxon Mortgage”) and America’s MoneyLine, Inc. (“America’s MoneyLine”), is licensed to originate loans or is exempt from licensing requirements, in 49 states. Its activities consist primarily of originating and purchasing single-family residential mortgage loans and home equity loans through three production channels — wholesale, correspondent, and retail. The Company may also, as servicer of record, purchase loans from prior securitizations pursuant to the clean-up call provisions of the trusts. Loans originated or purchased by the Company are secured by a mortgage on the borrower’s property. The Company then either sells these loans or accumulates such loans until a sufficient volume has been reached to securitize into an asset-backed security. In addition, the Company, through its wholly-owned subsidiary Saxon Mortgage Services, Inc. (“Saxon Mortgage Services”), services and sub-services single-family mortgage loans throughout the country that primarily have been purchased or originated by the Company. The Company, headquartered in Glen Allen, Virginia, has operation centers of its subsidiaries in Fort Worth, Texas and Foothill Ranch, California and 27 branch offices located throughout the country at September 30, 2003. The focus of the Company is on originating and purchasing loans to homebuyers who generally do not meet the underwriting guidelines of one of the government-sponsored entities such as the Federal Home Loan Mortgage Corporation, (“Freddie Mac”), the Federal National Mortgage Association, (“Fannie Mae”), and the Government National Mortgage Association, (“Ginnie Mae”). Use of the term “Company” throughout these Notes to Condensed Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company.

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

        The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, the intrinsic value method, in accounting for its stock options issued to employees and non-employee directors. Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. Under Statement of Financial Accounting Standard (“SFAS”) No. 123, any options issued to consultants are expensed. As of September 30, 2003, no options have been granted to consultants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to stock-based employee compensation using the Black-Scholes option pricing model.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands, except per share data)
Net income, as reported	$16,628	$8,524	$44,934	$15,566
Deduct: Total stock-based
compensation expense determined
under fair value based method
for all awards, net of related
tax effects	(633)	(613)	(1,898)	(1,793)

Pro forma net income	$15,995	$7,911	$43,036	$13,773

Earnings per share:
Basic - as reported	$0.58	$0.30	$1.58	$0.55

Basic - pro forma	$0.56	$0.27	$1.52	$0.45

Diluted - as reported	$0.55	$0.29	$1.51	$0.53

Diluted - pro forma	$0.53	$0.26	$1.45	$0.43

(d)	Reclassifications

        Certain amounts for 2002 have been reclassified to conform to presentations adopted in 2003.

(e)	Recently Issued Accounting Standards

        In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which provides interpretation of FASB Statements No. 5, 57, and 107 and rescinds FASB Interpretation No. 34. This Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has guaranteed to a creditor on behalf of a third party. It also elaborates on disclosures a guarantor is to make in its interim and annual financial statements about any obligations under certain guarantees it has issued. The effective date for the initial recognition and initial measurement provisions of this Interpretation is for guarantees issued or modified after December 31, 2002; however, the disclosure requirements are effective for financial statements ending after December 15, 2002. The Company adopted the provisions of FASB Interpretation No. 45 on January 1, 2003, and it did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

        In April 2003, FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003, with certain exceptions. Effective July 1, 2003, management adopted SFAS 149, and it did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

(2)   Subsequent Events

        On October 8, 2003, the Company entered into a forward commitment to sell $100.0 million of second lien residential mortgage loans between September 1, 2003 and June 30, 2004.

        The Company’s JP Morgan Chase $150.0 million repurchase facility was amended on October 9, 2003, extending the termination date of the facility to October 7, 2004.  On October 16, 2003, the Company’s Greenwich Capital $175.0 million repurchase facility was amended extending the termination date of the facility to June 24, 2005.

        On November 3, 2003, a settlement agreement was executed to resolve the Fair Labor Standards Act (“FLSA”) litigation against the Company’s subsidiary, America’s MoneyLine.  The settlement agreement, which remains subject to certain conditions, would settle the claims of the collective action members in exchange for payment of approximately $1.4 million.  Accordingly, the Company has established a reserve of $1.4 million realted to this matter in its financial statements as of September 30, 2003.  A detailed discussion of this matter is contained in footnote 10.

(3)    Earnings Per Share

        Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options, warrants, or unvested restricted stock units. Diluted earnings per share is based on the weighted average number of common shares, dilutive stock options, dilutive stock warrants, and dilutive restricted stock units outstanding during the year. Computations of earnings per common share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands, except share data)
Basic:
Net income	$16,628	$8,524	$44,934	$15,566
Weighted average common shares outstanding	28,600,073	28,101,450	28,476,073	28,087,203

Earnings per share	$0.58	$0.30	$1.58	$0.55

Diluted:
Net income	$16,628	$8,524	$44,934	$15,566
Weighted average common shares outstanding	28,600,073	28,101,450	28,476,073	28,087,203
Dilutive effect of stock options,
warrants, and restricted stock units	1,712,394	1,053,162	1,370,184	1,213,647

Weighted average common shares
outstanding - diluted	30,312,467	29,154,612	29,846,257	29,300,850

Earnings per share	$0.55	$0.29	$1.51	$0.53

(4)    Mortgage Loan Portfolio

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

        Approximately 23% of the property securing the Company’s mortgage loan portfolio was located in the state of California at both September 30, 2003 and December 31, 2002. No other state comprised more than 9% and 8% of the Company’s mortgage loan portfolio at September 30, 2003 and December 31, 2002, respectively.

        During the nine months ended September 30, 2003, the Company completed the final funding of Saxon Asset Securities Trust (“SAST”) 2002-3 ($300.2 million in principal balances and $4.4 million in unamortized basis adjustments) and three additional securitizations of mortgage loans ($2.2 billion in principal balances and $30.9 million in unamortized basis adjustments). During the nine months ended September 30, 2002, the Company completed two securitizations of mortgage loans ($1.5 billion in principal balances and $28.8 million in unamortized basis adjustments).

        Mortgage loans reflected on the Company’s condensed consolidated balance sheets as of September 30, 2003 and December 31, 2002 were comprised of the following:

	September 30, 2003	December 31, 2002
	($ in thousands)
Securitized mortgage loans - principal balance	$4,324,846	$2,933,099
Unsecuritized mortgage loans - principal balance	171,355	550,103
Premiums, net of discounts	53,353	42,513
Hedge basis adjustments	52,642	72,587
Deferred origination costs, net	6,516	2,203
Fair value adjustments	8,587	11,968

Total	$4,617,299	$3,612,473

        From time to time, the Company may choose to sell certain mortgage loans rather than securitize them. The following chart summarizes the Company’s activity with respect to sold mortgage loans during the periods presented.

	Three Months Ended, September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Mortgage loans sold:
Performing mortgage loans sold:
Non conforming first lien
mortgages	$—	$—	$—	$7,685
Conforming first lien mortgages(1)	521	—	521	—
Second lien mortgages	39,656	9,436	62,310	9,436
Delinquent mortgage loans(2)	—	—	—	15,610

Total mortgage loans sold	40,177	9,436	62,831	32,731
Basis adjustments	940	328	1,819	(2,177)
Cash received	41,866	9,897	65,450	30,919

Gain on sale of mortgage loans(2)	$749	$133	$800	$365

(1)	Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac, Fannie Mae, and Ginnie Mae.

(2)	Includes real estate owned.

(5)    Allowance for Loan Loss

        The Company is exposed to risk of loss from its mortgage loan portfolio and establishes this allowance for loan loss taking into account a variety of criteria including the contractual delinquency status and historical loss experience. The adequacy of this allowance for loan loss is evaluated monthly and adjusted based on this review.

        Activity related to the allowance for loan loss for the mortgage loan portfolio for the three and nine months ended September 30, 2003 and 2002 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Beginning balance	$44,647	$34,260	$40,227	$20,996
Provision for loan losses(1)	8,854	6,889	27,586	25,217
Charge-offs	(7,431)	(3,396)	(21,743)	(8,460)

Ending balance	$46,070	$37,753	$46,070	$37,753

(1)	Includes $0.3 million and $0.7 million for the three months ended September 30, 2003 and 2002, respectively, and $0.7 million and $4.0 million for the nine months ended September 30, 2003 and 2002, respectively, related to advanced interest paid to securitization trusts but not yet collected. This amount is included as a component of interest income in the condensed consolidated statements of operations.

(6)    Mortgage Servicing Rights

        Mortgage servicing rights are initially recorded at cost and subsequently amortized in proportion to, and over the period of the anticipated net cash flows from servicing the loans to arrive at the carrying value. The amount recorded on the condensed consolidated balance sheets represents the carrying value less any temporary impairments of the Company’s servicing portfolio. As of September 30, 2003, the fair value of the mortgage servicing rights, based on independent appraisals, was measured at $36.9 million, compared to $26.8 million at December 31, 2002. The following table summarizes activity in mortgage servicing rights for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Balance, beginning of period	$29,498	$25,503	$24,971	$33,847
Purchased	5,375	3,302	14,073	3,302
Amortization	(1,915)	(2,873)	(5,336)	(11,217)
Temporary recovery (impairment)	468	(1,027)	(282)	(1,027)

Balance, end of period	$33,426	$24,905	$33,426	$24,905

        The following table summarizes the activity of our valuation allowance for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Balance, beginning of period	$(1,250)	$—	$(500)	$—
Temporary recovery (impairment)	468	—	(282)	—

Balance, end of period	$(782)	$—	$(782)	$—

        As of September 30, 2003, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)

October 2003 through December 2003	$1,990
2004	7,377
2005	5,276
2006	4,019
2007	3,182
Thereafter	12,364

Total	$34,208

        During the three months ended September 30, 2003, the Company sold $21.8 million in mortgage servicing rights and recognized a gain for $0.2 million.

(7)    Warehouse Financing, Securitization Financing and Note Payable

        A summary of the amounts outstanding and available under these agreements at September 30, 2003 and December 31, 2002, respectively, is as follows:

	September 30, 2003	December 31, 2002
	($ in thousands)

Loan Amounts Outstanding
Warehouse financing - loans and servicing advances	$29,200	$100,071
Repurchase agreements - loans	20,416	374,371
Repurchase agreements - mortgage bonds	1,800	—
Securitization financing - servicing advances	99,557	66,565
Securitization financing - loans and real estate owned	4,543,816	3,280,686
Net interest margin	66,389	—
Note payable	25,000	25,000

Total	$4,786,178	$3,846,693

Outstanding Collateral
Warehouse financing - loans and servicing advances	$143,034	$154,515
Repurchase agreements - loans	21,719	380,377
Repurchase agreements - mortgage bonds	3,000	—
Securitization financing - servicing advances(1)	112,254	74,283
Securitization financing and net interest margin - loans and
real estate owned	4,627,503	3,287,061

Total	$4,907,510	$3,896,236

Total Available Borrowings
Warehouse financing - loans and servicing advances	$140,000	$140,000
Repurchase agreements - loans and mortgage bonds	1,275,000	1,275,000
Securitization financing - servicing advances	130,000	75,000

Total	$1,545,000	$1,490,000

Remaining Capacity to Borrow
Warehouse financing - loans and servicing advances	$110,800	$39,929
Repurchase agreements - loans and mortgage bonds	1,252,784	900,629
Securitization financing - servicing advances	30,443	8,435

Total	$1,394,027	$948,993

(1)	Includes $1.4 million of principal and $19.5 million of interest on our mortgage loan portfolio at September 30, 2003 and $0.8 million of principal and $13.1 million of interest on our mortgage loan portfolio at December 31, 2002, which is included within the mortgage loan portfolio and accrued interest balances on our condensed consolidated balance sheets, respectively.

        The following table summarizes our contractual obligations at September 30, 2003:

As of September 30, 2003	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	($ in thousands)

Warehouse financing facility - line of credit	$29,200	$29,200	$—	$—	$—
Warehouse financing facility - repurchase
agreements	20,416	20,416	—	—	—
Repurchase agreements - bonds	1,800	1,800	—	—	—
Securitization financing - servicing advances	99,557	35,149	38,445	10,318	15,645
Securitization financing - loans and
real estate owned(1)	4,543,816	1,688,029	1,800,630	473,759	581,398
Net interest margin	63,389	5,669	60,720	—	—
Note payable	25,000	—	25,000	—	—

Total contractual cash obligations	$4,786,178	$1,780,263	$1,924,795	$484,077	$597,043

(1)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

        A summary of interest expense and the weighted average cost of funds is as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Interest Expense
Warehouse financing	$276	$223	$753	$614
Repurchase agreements	1,592	1,169	4,067	4,968
Securitization financing	27,981	21,646	80,228	52,030
Notes payable	504	499	1,496	1,496
Other	790	1,128	2,253	2,178

Total	$31,143	$24,665	$88,797	$61,286

Weighted Average Cost of Funds
Warehouse financing(1)	2.55%	3.19%	2.48%	3.18%
Repurchase agreements	1.79%	2.25%	1.79%	2.44%
Securitization financing(2)	3.56%	4.18%	3.63%	4.21%
Notes payable	8.00%	8.00%	8.00%	8.00%

Total	3.43%	4.05%	3.51%	4.03%

(1)	Excludes legal fees associated with the facility.

(2)	Excludes amortization of bond premiums, other comprehensive income on cash flow hedges, and deferred issuance costs.

        Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties, and events of default. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its credit facilities without the prior approval of its lenders. At September 30, 2003, the Company was in compliance with all the covenants under the respective borrowing agreements.

(8)    Derivatives

        The Company accounts for its derivative financial instruments as cash flow hedges, which hedge the Company’s variable rate debt. At September 30, 2003 and December 31, 2002, the fair value of the Company’s derivatives totaled $5.5 million and $0.3 million, respectively. The derivative fair value is held on the condensed consolidated balance sheet as part of other assets. As of September 30, 2003 and December 31, 2002, hedge effectiveness recorded in other comprehensive income (loss) was $(6.6) million with a tax benefit of $(2.5) million and $8.6 million with a tax expense of $3.4 million, respectively. Other comprehensive income (loss) relating to cash flow hedging is amortized into earnings through interest expense as the hedged transaction affects earnings. The expected effect of amortization of the other comprehensive income on earnings for the next twelve months is $600.0 thousand of income. Hedge ineffectiveness associated with hedges resulted in $20.0 thousand of expense and $200.0 thousand of income for the three months ended September 30, 2003 and 2002, respectively and $500.0 thousand of expense and $400.0 thousand of income for the nine months ended September 30, 2003 and 2002, respectively.

        At September 30, 2003 and December 31, 2002, the Company had $52.6 million and $72.6 million, respectively of basis adjustments on mortgage loans related to fair value hedging activity. The basis adjustment is amortized into earnings through interest income based on the life of the previously hedged loans.

(9)    Restricted Stock Units

        On September 4, 2003, the Company granted 240,000 restricted stock units under the Company’s 2001 Stock Incentive Plan to the Company’s non-employee Directors, Chief Executive Officer, Chief Operating Officer and Principal Financial Officer, valued at $17.28 per share, with 48,000 of the awards scheduled to vest each year over the next five years. All of the awards are expensed on a straight-line method over the scheduled vesting period. The expected annual expense related to these grants in 2003, 2004, 2005, 2006, 2007 and 2008 is $0.3 million, $0.8 million, $0.8 million, $0.8 million, $0.8 million, and $0.6 million, respectively. Compensation expense related to the restricted stock units for the three months ended September 30, 2003 was $0.1 million.

(10)    Commitments and Contingencies

         Mortgage Loans

        At September 30, 2003 and December 31, 2002, the Company’s subsidiaries had commitments to fund mortgage loans of approximately $192.4 million and $339.3 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        In connection with the approximately $1.6 billion of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of September 30, 2003, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, the Company may be required to remove loans from a securitization and replace them with cash or substitute loans. At September 30, 2003 there were no such breaches for any loans that had been securitized.

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

        The Company is subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. The Company accrues an estimate of the potential refunds of premium received on loan sales based upon historical experience. At September 30, 2003, the liability recorded for premium recapture expense was $0.1 million.

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

        America’s MoneyLine is named in a case brought as a class action in Illinois. The plaintiff alleges that America’s MoneyLine charged a courier fee in connection with the closing of her loan that was not properly collected or disclosed, constituting violation of the Illinois Consumer Fraud Act and similar laws, if any, in other states, and unjust enrichment as to the plaintiff and a similarly situated class of borrowers. If the plaintiff achieves nationwide class certification and the case is decided adversely to America’s MoneyLine, the potential loss could materially and adversely affect the Company’s business. At this time, the Company cannot predict the outcome of this matter and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in the Company’s accompanying condensed consolidated financial statements.

In addition, America’s MoneyLine is named in a case brought as a collective action under the federal FLSA, alleging that loan officers who routinely worked more than 40 hours per week were denied overtime compensation in violation of the FLSA.  The plaintiffs seek unpaid wages at the overtime rate, an equal amount in liquidated damages, costs and attorneys fees.  Under the FLSA, persons must take steps to affirmatively opt into the proceeding in order to participate as plaintiffs.  Approximately 320 current and former loan officers have opted into the proceedings.  The parties executed a settlement agreement on November 3, 2003 to settle the claims of the collective action members in exchange for payment of approximately $1.4 million, which includes payment of fees and expenses of plaintiffs’ counsel.  The agreement remains contingent upon entry of a stipulated dismissal by the Court and approval by all of the collective action members.   If all of the collective action members do not accept the settlement, the Company may, at the Company’s option, declare the proposed settlement to be void, in which case the litigation would resume.   Final notice to the Company of all collective action members who have accepted the settlement is due no later than December 1, 2003.  Execution of the November 3, 2003 settlement agreement is a subsequent event.  The Company believes that generally accepted accounting principles require us to immediately reflect the financial impact of this tentative settlement agreement as a probable loss within the September 30, 2003 financial statements, as opposed to being a fourth quarter event.  Even though the case may ultimately be settled at a different amount, or not at all, due to the significant contingencies attached, the existence of the settlement agreement generally indicates that a loss is probable as defined within SFAS No. 5, Accounting for Contingencies, and the settlement agreement amount is currently estimated to be the most probable outcome.

        Finally, one of the Company’s subsidiaries, Saxon Mortgage Services, is named in a matter filed in the United States District Court for the Northern District of Illinois, Eastern Division as a class action. The plaintiffs allege that Saxon Mortgage Services collected prepayment penalties on loans that had been accelerated, constituting violations of the Illinois Interest Act, the Illinois Consumer Fraud Act, similar laws, if any, in other states, and a breach of contract. The claims of one of the named plaintiffs have been settled, and the claims of the remaining named plaintiff against Saxon Mortgage Services have been dismissed without prejudice. The remaining named plaintiff has re-filed the action in State Court. On the Company’s motion, the action was removed to Federal Court. If the plaintiff achieves nationwide class certification and the case is decided adversely to Saxon Mortgage Services, the potential loss could materially and adversely affect the Company’s business. At the present time, however, the Company cannot predict the outcome of the case and cannot reasonably estimate a range of probable loss given the current status of the litigation; accordingly, no amounts have been accrued in the Company’s accompanying condensed consolidated financial statements.

         Insurance Policies

        As of September 30, 2003, the Company carried a primary directors and officers liability insurance policy for $10 million, excess directors and officer’s liability insurance policies totaling $40 million and key man insurance policies in the amount of $9.6 million. In addition, the Company carried a banker’s professional/lenders liability policy, a mortgage protection policy, a fiduciary liability policy and an employment practices liability policy for $10 million each; a financial institutions bond and a commercial umbrella coverage for $15 million each; a commercial general liability policy and a property insurance policy for $1 million per occurrence; and a business auto policy and worker’s compensation policy for $1 million per occurrence.

(11)    Related Party Transactions

        At September 30, 2003 and December 31, 2002, the Company had $10.7 million and $8.1 million, respectively, of unpaid principal balances within its mortgage loan portfolio related to mortgage loans originated for executive officers, officers, and employees of the Company. These mortgage loans were underwritten to the Company’s underwriting guidelines. When making loans to officers and employees, the Company waives loan origination fees that otherwise would be paid to us by the borrower and reduces the interest rate by 25 basis points from the market rate. Effective December 1, 2002, the Company no longer renews or makes any new loans to its executive officers or directors. The Company has never made loans to any of its outside directors.

(12)    Segments

        The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

        Segment revenues and net operating income amounts are evaluated and include the estimated gains based on the fair value of mortgage loans originated assuming they were sold, servicing income, other income and expense, and general and administrative expenses. Estimated fair value of mortgage loans originated represents the amount in excess of the segment’s basis in its loan production that would be generated assuming the mortgage loans were sold. The Company considers this estimated intercompany gain on sale the “segment economic value on mortgage loan production.”

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Segment Revenues:
Wholesale	$8,677	$12,474	$32,726	$31,395
Correspondent	3,271	3,409	11,633	8,672
Retail	10,054	12,053	35,879	29,175
Servicing	16,069	9,997	43,972	24,886

Total segment revenues	$38,071	$37,933	$124,210	$94,128

Segment Net Operating Income (Loss):
Wholesale	$1,840	$4,568	$11,268	$10,590
Correspondent	1,247	1,940	5,609	4,264
Retail	(355)	3,495	4,896	6,745
Servicing(1)	9,932	5,691	26,156	10,685

Total segment net operating income	$12,664	$15,694	$47,929	$32,284

Segment Net Operating Income Reconciliation
Total segment net operating income	$12,664	$15,694	$47,929	$32,284
Net interest income	45,780	34,480	134,368	88,948
Provision for loan losses	(8,517)	(6,124)	(26,808)	(21,205)
Unallocated gain on sale of mortgage assets .	924	133	975	365
Elimination of intercompany gain on sale	(16,526)	(22,490)	(63,630)	(54,469)
Unallocated shared general and
administrative expenses	(6,854)	(6,732)	(18,869)	(19,711)
Other (expense) income	16	(876)	(486)	(605)

Total consolidated income before taxes	$27,487	$14,085	$73,479	$25,607

(1)	The Company includes all costs to service mortgage loans within the servicing segment.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 (the “2002 Form 10-K”) filed with the Securities and Exchange Commission (the “SEC”). This report may contain certain statements that may be forward-looking in nature under Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology. All statements addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions, as of the date of this Form 10-Q, regarding future events and operating performance, and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons. Factors which might cause actual results to differ from our plans and expectations and which could have a material adverse affect on our operations and future prospects include, but are not limited to: changes in overall economic conditions or unanticipated changes in interest rates; our ability to successfully implement our growth strategy; our ability to sustain loan origination growth at levels sufficient to exceed fixed costs of production and operational costs; continued availability of credit facilities and access to the securitization markets or other funding sources; deterioration in the credit quality of our loan portfolio; challenges in successfully expanding our servicing platform and technological capabilities; future litigation developments; and increased competitive conditions or changes in the legal and regulatory environment in our industry. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as required in subsequent periodic reports we file with the SEC.

Overview

  Third quarter 2003 net income increased to $16.6 million or $0.55 per diluted share, as compared to $8.5 million or $0.29 per diluted share for third quarter 2002 and $15.4 million or $0.51 per diluted share for second quarter 2003. The increase in net income was primarily the result of growth in our mortgage loan portfolio, which more than offset the decline in net interest margin, as well as an increase in our net servicing income during the quarter.
  The decline in net interest margin by 16% year over year largely reflects a shift in the portfolio to higher credit quality loans, a consequence of significant mortgage refinancing activity, resulting in a lower weighted average coupon on our mortgage loan portfolio. This trend has benefited our provision for loan losses and has resulted in higher collection of prepayment penalties during 2003 as compared to 2002, positively impacting net income.
  Our net mortgage loan portfolio, or “owned portfolio,” increased 28% to $4.6 billion at September 30, 2003 from $3.6 billion at December 31, 2002 and increased 5% from $4.4 billion at June 30, 2003.
  Mortgage loan production for the third quarter 2003 increased by 10% over third quarter 2002 production and decreased 5% over production in second quarter 2003. The decreased level of production since second quarter 2003 was a result of increased pricing we put into place during the third quarter 2003 to manage our exposure to rising interest rates.
  Servicing rights for approximately $800.0 million of mortgage loans were purchased at a price of $5.4 million during the third quarter 2003.

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

        Initially, we finance each of our mortgage loans under one or more of several different secured and committed warehouse financing facilities. We then securitize our mortgage loans and pay off the associated warehouse borrowings; however, as we identify opportunities in the marketplace, from time to time we may choose to sell certain mortgage loans rather than securitize them. Since May 1996, we have securitized approximately $15.3 billion in mortgage loans through our securitization program. Since July 6, 2001, we structure our securitizations as financing transactions. These securitizations do not meet the qualifying special purpose entity criteria under SFAS 140 and related interpretations because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us; also as servicer, subject to applicable contractual provisions, we have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans, securitized through the securitization trust, that become troubled. Accordingly, following a securitization, the mortgage loans remain on our consolidated balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization.

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

  Allowance for Loan Loss;
  Mortgage Servicing Rights Valuation;
  Hedging; and
  Accounting for Income Taxes.

Allowance for Loan Loss

        The allowance for loan loss is established through the provision for loan losses, which is charged to earnings on a monthly basis. The accounting estimate of the allowance for loan loss is considered critical as significant changes in the mortgage loan portfolio, which includes both securitized and unsecuritized mortgage loans, and/or economic conditions may affect the allowance for loan loss and our results of operations. The assumptions used by management regarding these key estimates are highly uncertain and involve a great deal of judgment.

        Provisions are made to the allowance for loan loss for currently existing losses in the outstanding mortgage loan portfolio balances. Charge-offs to the provision are recorded at the time of liquidation or at the time the loan is transferred to real estate owned. The allowance for loan losses is regularly evaluated by management for adequacy by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan loss. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio. If actual results differ from our estimates, we may be required to adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses. For example, as of September 30, 2003, if we were to assume a 10% and a 25% increase in both delinquencies and loss severities, our allowance for loan loss and related provision would have increased by $1.2 million and $21.2 million, respectively.

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

        The carrying values of the MSRs are amortized in proportion to, and over the period of, the anticipated net cash flows from servicing the loans. MSRs are assessed periodically to determine if there has been any impairment to the carrying value, based on the fair value at the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including the year of capitalization. We obtained independent third-party appraisals to determine the fair value of our MSRs at September 30, 2003 and will regularly obtain these appraisals. At September 30, 2003, key economic assumptions and the sensitivity of the current fair value for the MSRs to immediate changes in those assumptions were as follows:

September 30, 2003
($ in thousands)

Book value of MSRs	$33,426
Fair value of MSRs	$36,864
Expected weighted-average life (in years)	3.5
Weighted average constant prepayment rate(1)	34 CPR
Weighted average discount rate	14.15%
Impact on Fair Value

Constant Prepayment Rate:
Increase in CPR of 20%	$(7,299)
Increase in CPR of 25%	$(8,889)
Increase in CPR of 50%	$(15,729)
Discount Rate:
Using a discount rate of 20%	$(4,247)
Using a discount rate of 22%	$(5,464)
Using a discount rate of 24%	$(6,575)

(1)	The constant prepayment rate (CPR) means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

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

Hedging

         Under hedge accounting, the changes in fair value of our derivative instruments we invest in are reflected in other comprehensive income and do not affect net income until the instruments are settled or sold for cash. To qualify for hedge accounting, we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. The determination of effectiveness is the primary assumption and estimate used in accounting for our hedge transaction. In instances where we use swaps as a hedge, the swap rate is fixed and compared monthly to the one-month London Inter-Bank Offered Rate (“LIBOR”) index. The payment of interest on our bonds issued in a securitization transaction is based upon the same index, and has the same reset day. Therefore, we consider the swaps to be an effective hedge against interest rate risk. Likewise, when we use options as a hedge, such as caps and floors, they also are considered to be effective hedges. In the case where we may use Eurodollar futures, correlation analysis is necessary since a slight amount of basis risk can occur. The correlation calculation for Eurodollars is calculated by capturing historic swap rates and the corresponding Eurodollar prices, and then calculating a financing rate, for the maturity deemed necessary. Market changes for each of the respective yields are recorded over time, and a correlation percentage is calculated through use of regression analysis. If we are unable to qualify certain of our interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would be reflected in current period earnings, but the change in fair value of the related liability may not, thus creating a possible earnings mismatch.

Accounting for Income Taxes

        Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of September 30, 2003, we have not recorded a valuation allowance on the deferred tax asset based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. The determination of the need for a valuation allowance takes into consideration our recent earnings history, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits are also considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive operating income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations.

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

Overview

	September 30, 2003 (1)	December 31, 2002 (1)
	($ in thousands)

Average principal balance per loan	$132	$124
Combined weighted average initial LTV	78.30%	77.83%
Percentage of first mortgage loans owner occupied	95.31%	94.81%
Percentage with prepayment penalty	81.00%	82.71%
Weighted average median credit score(2)	608	600
Percentage fixed rate mortgages	38.48%	37.59%
Percentage adjustable rate mortgages	61.52%	62.41%
Weighted average interest rate:
Fixed rate mortgages	8.31%	9.07%
Adjustable rate mortgages	8.40%	9.11%
Gross margin - adjustable rate mortgages(3)	5.48%	5.62%

(1)	Excludes loans funded but not uploaded to the servicing system at September 30, 2003 and December 31, 2002 of $104.5 million and $212.3 million, respectively.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.

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

        The following table sets forth information about our mortgage loan portfolio based on product type as of September 30, 2003 and December 31, 2002.

	September 30, 2003 (1)	December 31, 2002 (1)

Adjustable rate mortgages	0.71%	1.24%
2 year hybrids	37.06%	34.84%
3 year hybrids	23.16%	26.10%
5 year hybrids	0.26%	0.23%
Interest only	0.33%	—

Total adjustable rate mortgages	61.52%	62.41%

Fifteen year	4.03%	4.07%
Thirty year	23.78%	21.58%
Balloons	6.15%	9.01%
Interest only	1.46%	0.43%
Other	3.06%	2.50%

Total fixed rate mortgages	38.48%	37.59%

(1)	Excludes loans funded but not uploaded to the servicing system at September 30, 2003 and December 31, 2002 of $104.5 million and $212.3 million, respectively.

Mortgage Loan Portfolio by Borrower Risk Classification

        The following table sets forth information about our mortgage loan portfolio by borrower risk classification as of September 30, 2003 and December 31, 2002.

	September 30, 2003 (1)	December 31, 2002 (1)

A+ Credit Loans(2)
Percentage of portfolio	34.18%	25.09%
Combined weighted average initial LTV	77.45%	76.65%
Weighted average median credit score	666	664
Weighted average interest rate:
Fixed rate mortgages	7.39%	7.81%
Adjustable rate mortgages	7.09%	7.72%
Gross margin - adjustable rate mortgages	4.68%	4.74%
A Credit Loans(2)
Percentage of portfolio	22.20%	22.61%
Combined weighted average initial LTV	78.84%	77.49%
Weighted average median credit score	608	613
Weighted average interest rate:
Fixed rate mortgages	8.29%	9.03%
Adjustable rate mortgages	7.83%	8.34%
Gross margin - adjustable rate mortgages	5.06%	5.04%
A- Credit Loans(2)
Percentage of portfolio	27.86%	32.30%
Combined weighted average initial LTV	81.09%	81.18%
Weighted average median credit score	573	576
Weighted average interest rate:
Fixed rate mortgages	9.28%	9.82%
Adjustable rate mortgages	8.83%	9.29%
Gross margin - adjustable rate mortgages	5.75%	5.72%
B Credit Loans(2)
Percentage of portfolio	10.24%	12.93%
Combined weighted average initial LTV	76.57%	76.53%
Weighted average median credit score	548	549
Weighted average interest rate:
Fixed rate mortgages	10.29%	10.77%
Adjustable rate mortgages	9.76%	10.15%
Gross margin - adjustable rate mortgages	6.43%	6.44%
C Credit Loans(2)
Percentage of portfolio	4.81%	5.99%
Combined weighted average initial LTV	72.16%	72.00%
Weighted average median credit score	532	531
Weighted average interest rate:
Fixed rate mortgages	11.54%	12.02%
Adjustable rate mortgages	10.65%	11.17%
Gross margin - adjustable rate mortgages	6.82%	6.89%
D Credit Loans(2)
Percentage of portfolio	0.71%	1.08%
Combined weighted average initial LTV	60.13%	60.61%
Weighted average median credit score	534	534
Weighted average interest rate:
Fixed rate mortgages	12.27%	12.86%
Adjustable rate mortgages	11.36%	11.92%
Gross margin - adjustable rate mortgages	7.70%	7.60%

(1)	Excludes loans funded but not uploaded to the servicing system at September 30, 2003 and December 31, 2002 of $104.5 million and $212.3 million, respectively.

(2)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

         During recent periods of active mortgage refinancing activity, our loan originations have included a high percentage of A plus production, which has lowered the weighted average coupon on our portfolio.  As a result, we have continued to experience margin declines during third quarter 2003.  As interest rates begin to increase, we are strategically positioned to shift our credit mix in the future to lower credit quality paper, specifically A minus production, to take advantage of higher weighted average coupons associated with that product.  We also anticipate the percentage of our cash-out refinance mortgage loan production to increase in the future as a result of increased interest rates and our strategically focused marketing efforts.  We believe that the cash-out refinance portion of our production will continue to be less sensitive to interest rate declines, reflecting our historical experience.  We expect this will stabilize or increase our margins in a higher interest rate enviornment in the fourth quarter of 2003.

Mortgage Loan Portfolio by Income Documentation

        The following table sets forth information about our mortgage loan portfolio based on income documentation as of September 30, 2003 and December 31, 2002.

	September 30, 2003 (1)		December 31, 2002 (1)
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score

Full documentation	73.02%	600	75.86%	596
Limited documentation	5.38%	626	5.90%	619
Stated income	21.50%	628	18.05%	612
Other	0.10%	637	0.19%	633

(1)	Excludes loans funded but not uploaded to the servicing system at September 30, 2003 and December 31, 2002 of $104.5 million and $212.3 million, respectively.

Mortgage Loan Portfolio by Borrower Purpose

        The following table sets forth information about our mortgage loan portfolio based on borrower purpose as of September 30, 2003 and December 31, 2002.

Borrower Purpose	September 30, 2003 (1)	December 31, 2002 (1)

Cash-out refinance	69.44%	69.58%
Purchase	20.87%	21.05%
Rate or term refinance	9.69%	9.37%

(1)	Excludes loans funded but not uploaded to the servicing system at September 30, 2003 and December 31, 2002 of $104.5 million and $212.3 million, respectively.

Mortgage Loan Portfolio Based Upon the Borrower’s Credit Score

        The following table sets forth information about our mortgage loan portfolio based on the borrower’s credit score as of September 30, 2003 and December 31, 2002.

Weighted Average Median Credit Score	September 30, 2003 (1)	December 31, 2002 (1)

>700	7.68%	6.68%
700 to 651	16.52%	13.26%
650 to 601	28.25%	27.00%
600 to 551	25.69%	26.92%
550 to 501	19.18%	21.40%
< 500	1.69%	2.84%
Unavailable	0.99%	1.90%
Weighted Average Median Credit Score (2)	608	600

(1)	Excludes loans funded but not uploaded to the servicing system at September 30, 2003 and December 31, 2002 of $104.5 million and $212.3 million, respectively.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

Mortgage Loan Portfolio Geographic Distribution

        The following table sets forth the percentage of our mortgage loan portfolio by state as of September 30, 2003 and December 31, 2002.

	September 30, 2003 (1)(2)	December 31, 2002 (1)

California	22.68%	23.01%
Florida	8.05%	7.03%
Virginia	5.54%	5.14%
Georgia	5.29%	6.02%
Texas	4.93%	4.45%
Maryland	3.62%	3.18%
New York	3.50%	3.16%
New Jersey	3.06%	3.11%
Illinois	2.93%	2.65%
Ohio	2.86%	3.04%
Pennsylvania	2.84%	2.99%
Connecticut	2.50%	1.71%
Michigan	2.49%	2.78%
Colorado	2.39%	2.54%
Washington	2.10%	2.00%
Arizona	2.01%	2.08%
Oregon	1.63%	1.53%
Indiana	1.57%	1.74%
Tennessee	1.56%	1.62%
Missouri	1.51%	1.70%
Massachusetts	1.44%	1.54%
North Carolina	1.36%	1.45%
Minnesota	1.33%	2.30%
Nevada	1.21%	0.90%
Louisiana	1.09%	1.11%
Other	10.51%	11.22%

Total	100.00%	100.00%

(1)	Excludes loans funded but not uploaded to the servicing system at September 30, 2003 and December 31, 2002 of $104.5 million and $212.3 million, respectively.

Securitized Mortgage Loan Coupon and Prepayment Penalties

        The following table sets forth information about our securitized mortgage loan portfolio at September 30, 2003 and December 31, 2002.

							Constant Prepayment Rate (Annual Percent)
		Principal			Weighted Average Coupon		3 Month		12 Month		Life-to-date
	Issue Date	Original Loan Balance	Current Loan Balance	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm	Fixed	Arm	Fixed	Arm
		($ in thousands)

September 30, 2003
SAST 2001-2	8/2/2001	$650,410	$292,683	69.07%	9.55%	9.74%	40.41%	59.29%	35.20%	47.63%	26.75%	36.82%
SAST 2001-3	10/11/2001	$699,999	$334,869	77.54%	10.01%	9.66%	44.11%	51.27%	38.73%	43.16%	30.91%	35.06%
SAST 2002-1	3/14/2002	$899,995	$517,362	77.45%	8.92%	9.22%	39.86%	49.74%	33.38%	39.54%	27.67%	33.81%
SAST 2002-2	7/10/2002	$605,000	$414,199	74.80%	8.90%	9.08%	49.62%	41.87%	29.62%	29.71%	28.30%	28.71%
SAST 2002-3	11/8/2002	$999,999	$804,512	73.93%	8.44%	8.40%	27.23%	37.60%	—	—	18.42%	23.39%
SAST 2003-1	3/6/2003	$749,996	$683,379	73.71%	7.61%	8.09%	15.55%	22.92%	—	—	11.68%	18.87%
SAST 2003-2	5/29/2003	$599,989	$578,699	70.59%	7.42%	7.55%	13.16%	12.61%	—	—	11.93%	12.25%
SAST 2003-3	9/16/2003	$800,046	$800,046	69.02%	7.33%	7.16%	—	—	—	—	—	—

December 31, 2002
SAST 2001-2	8/2/2001	$650,410	$449,230	80.11%	9.62%	9.98%	27.04%	40.38%	23.47%	32.48%	19.75%	28.06%
SAST 2001-3	10/11/2001	$699,999	$512,750	80.46%	9.99%	9.68%	39.07%	38.21%	24.23%	25.97%	24.49%	26.72%
SAST 2002-1	3/14/2002	$899,995	$768,237	75.66%	8.95%	9.25%	22.87%	28.57%	—	—	16.16%	21.98%
SAST 2002-2	7/10/2002	$605,000	$570,599	72.91%	8.90%	9.07%	13.67%	14.96%	—	—	12.80%	15.08%
SAST 2002-3	11/8/2002	$699,818	$692,255	70.07%	8.60%	8.57%	—	—	—	—	8.65%	4.32%

Mortgage Loan Production

         Overview

        The following table sets forth selected information about our total loan production and purchases for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002 (1)
	($ in thousands)
Loan production	$704,227	$637,665	$2,159,640	$1,777,655
Average principal balance per loan	$140	$143	$143	$130
Number of loans originated	5,031	4,453	15,098	13,674
Combined weighted average initial LTV	79.23%	79.51%	79.56%	78.41%
Percentage of first mortgage loans owner
occupied	92.11%	94.67%	92.98%	94.01%
Percentage with prepayment penalty	69.95%	82.21%	74.20%	78.94%
Weighted average median credit score(2)	623	606	617	603
Percentage fixed rate mortgages	38.71%	31.04%	38.69%	33.87%
Percentage adjustable rate mortgages	61.29%	68.96%	61.31%	66.13%
Weighted average interest rate:
Fixed rate mortgages	7.75%	8.60%	7.80%	8.96%
Adjustable rate mortgages	7.54%	8.62%	7.71%	9.02%
Gross margin - adjustable rate
mortgages(3)	5.13%	5.55%	5.32%	5.55%

(1)	Amounts for the nine months ended September 30, 2002 include $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our total loan production and purchases for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Incurred	Deferred(1)	Recognized	Incurred	Deferred(1)	Recognized

Fees collected (2)(3)	(77)	76	(1)	(85)	79	(6)
General and administrative
production costs (2)(3)(4)	274	(90)	184	281	(98)	183
Premium paid (2)(3)	122	(122)	—	147	(147)	—

Net cost to produce (2)(3)	319	(136)	183	343	(166)	177

Net cost per loan (5)($ in 000)	$4.5			$4.9

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Incurred	Deferred(1)	Recognized	Incurred	Deferred(1)	Recognized

Fees collected (2)(3)	(76)	74	(2)	(90)	82	(8)
General and administrative
production costs (2)(3)(4)	271	(87)	184	289	(81)	208
Premium paid (2)(3)	134	(134)	—	126	(126)	—

Net cost to produce (2)(3)	329	(147)	182	325	(125)	200

Net cost per loan (5)($ in 000)	$4.7			$4.4

(1)	The Company defers non-refundable fees and certain direct costs associated with originating a loan in accordance with SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”.

(2)	Excludes costs related to purchases from pre-divestiture securitizations pursuant to clean-up call provisions of the securitization trusts.

(3)	In basis points.

(4)	The incurred column excludes corporate overhead costs of 121 and 124 basis points for the three months ended September 30, 2003 and 2002 and 116 and 122 basis points for the nine months ended September 30, 2003 and 2002, respectively, and includes depreciation expense. Loan production figures used in this calculation are net of called loans.

(5)	Defined as general and administrative costs and premiums paid, net of fees collected, divided by volume.

        Our net cost per loan decreased for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 as a result of lower premiums being paid and greater mortgage loan volume. Our net cost per loan increased for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 primarily related to increased mortgage loan volume, increased premiums and increased general and administrative expenses. A detailed discussion of our cost to produce by segment is discussed in – “Business Segment Results.”

Loan Production by Product Type

        The following table shows the composition of our loan production based on product type for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002(1)

Adjustable rate mortgages	0.06%	0.04%	0.06%	2.54%
2 year hybrids	36.84%	41.33%	39.93%	34.20%
3 year hybrids	20.11%	27.32%	19.70%	29.00%
5 year hybrids	0.11%	0.27%	0.26%	0.39%
Interest only	4.17%	—	1.36%	—

Total adjustable rate mortgages .	61.29%	68.96%	61.31%	66.13%

Fifteen year	3.30%	3.63%	3.60%	4.41%
Thirty year	23.52%	18.68%	23.65%	20.77%
Balloons	3.24%	4.28%	4.15%	5.29%
Interest only	3.52%	1.29%	2.63%	1.24%
Other	5.13%	3.16%	4.66%	2.16%

Total fixed rate mortgages	38.71%	31.04%	38.69%	33.87%

(1)	Amounts for the nine months ended September 30, 2002 include $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Loan Production by Borrower Risk Classification

        The following table shows the composition of our loan production by borrower risk classification for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002 (1)

Conforming Loans(2)
Percentage of total purchases and
originations	0.07%	—	0.02%	—
Combined weighted average initial LTV	76.68%	—	76.68%	—
Weighted average median credit score	675	—	675	—
Weighted average interest rate:
Fixed rate mortgages	5.36%	—	5.36%	—
A+ Credit Loans(3)
Percentage of total purchases and
originations	47.29%	31.63%	44.46%	26.29%
Combined weighted average initial LTV	80.43%	79.86%	80.73%	78.19%
Weighted average median credit score	672	660	668	660
Weighted average interest rate:
Fixed rate mortgages	7.60%	7.89%	7.59%	7.97%
Adjustable rate mortgages	6.68%	7.53%	6.75%	7.82%
Gross margin - adjustable rate
mortgages	4.44%	4.72%	4.59%	4.75%
A Credit Loans(3)
Percentage of total purchases and
originations	19.06%	23.97%	20.55%	25.25%
Combined weighted average initial LTV	80.14%	79.95%	79.58%	79.41%
Weighted average median credit score	607	609	604	613
Weighted average interest rate:
Fixed rate mortgages	7.49%	8.84%	7.52%	9.18%
Adjustable rate mortgages	7.20%	8.09%	7.37%	8.32%
Gross margin - adjustable rate
mortgages	4.92%	5.09%	5.09%	5.01%
A- Credit Loans(3)
Percentage of total purchases and
originations	22.39%	28.96%	23.07%	30.24%
Combined weighted average initial LTV	78.79%	81.19%	80.17%	80.38%
Weighted average median credit score	570	576	569	578
Weighted average interest rate:
Fixed rate mortgages	8.17%	9.05%	8.34%	9.53%
Adjustable rate mortgages	8.03%	8.92%	8.23%	9.24%
Gross margin - adjustable rate
mortgages	5.61%	5.85%	5.76%	5.71%
B Credit Loans(3)
Percentage of total purchases and
originations	6.81%	10.39%	7.48%	11.84%
Combined weighted average initial LTV	75.46%	77.05%	75.95%	76.18%
Weighted average median credit score	552	551	549	553
Weighted average interest rate:
Fixed rate mortgages	9.03%	10.14%	9.11%	10.51%
Adjustable rate mortgages	8.90%	9.91%	9.07%	10.03%
Gross margin - adjustable rate
mortgages	6.02%	6.61%	6.29%	6.40%
C Credit Loans(3)
Percentage of total purchases and
originations	3.83%	4.28%	3.92%	5.31%
Combined weighted average initial LTV	71.84%	72.52%	71.77%	71.63%
Weighted average median credit score	534	532	534	534
Weighted average interest rate:
Fixed rate mortgages	10.21%	11.56%	10.20%	11.75%
Adjustable rate mortgages	9.79%	10.82%	9.93%	11.02%
Gross margin - adjustable rate
mortgages	6.57%	6.93%	6.68%	6.76%
D Credit Loans(3)
Percentage of total purchases and
originations	0.55%	0.77%	0.50%	1.07%
Combined weighted average initial LTV	61.29%	60.07%	60.76%	60.81%
Weighted average median credit score	525	522	541	535
Weighted average interest rate:
Fixed rate mortgages	10.17%	12.10%	10.51%	12.25%
Adjustable rate mortgages	10.52%	11.87%	10.37%	11.92%
Gross margin - adjustable rate
mortgages	7.57%	7.85%	7.63%	7.61%

(1)	Amounts for the nine months ended September 30, 2002 include $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

(2)	Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac, Fannie Mae, and Ginnie Mae.

(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

         Due to the high percentage of A plus production in our portfolio mix, we have continued to experience margin declines during the third quarter 2003.  As interest rates rise and mortgage refinancing activity declines, we are strategically positioned to shift our credit mix in the future to lower credit quality paper, specifically A minus production, to take advantage of higher weighted average coupons associated with that product.  We also anticipate the percentage of our cash-out refinance mortgage loan production to increase in the future as a result of increased interest rates and our strategically focused marketing efforts.  We believe that the cash-out refinance portion of our production will continue to be less sensitive to interest rate declines, reflecting our historical experience.  We expect this will stabilize or increase our margins in a higher interest rate environment in the fourth quarter of 2003.

Loan Production by Income Documentation

        The following table shows the composition of our loan production based on income documentation for the three and nine months ended September 30, 2003 and 2002.

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2003		2002		2003		2002 (1)
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score

Full documentation	65.49%	609	74.82%	601	67.44%	605	72.91%	599
Limited documentation	3.68%	635	5.34%	621	4.23%	632	6.76%	618
Stated income	30.83%	650	19.64%	620	28.33%	643	20.00%	613
Other	—	—	0.20%	664	—	—	0.33%	660

(1)	Amounts for the nine months ended September 30, 2002 include $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Loan Production by Borrower Purpose

        The following table shows the composition of our loan production based on borrower purpose for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
Borrower Purpose	2003	2002	2003	2002 (1)

Cash-out refinance	66.34%	70.63%	68.38%	68.80%
Purchase	26.42%	21.16%	22.39%	21.03%
Rate or term refinance	7.24%	8.21%	9.23%	10.17%

(1)	Amounts for the nine months ended September 30, 2002 include $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Loan Production Based Upon the Borrower’s Credit Score

        The following table shows the composition of our loan production based on the borrower’s credit score for the three and nine months ended September 30, 2003 and 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,
Weighted Average Median Credit Score	2003	2002	2003	2002 (1)

>700	11.31%	5.57%	9.38%	6.53%
700 to 651	22.87%	16.25%	21.09%	16.26%
650 to 601	28.42%	30.43%	28.80%	28.54%
600 to 551	21.25%	27.54%	23.38%	27.61%
550 to 501	15.56%	18.94%	16.76%	17.59%
< 500	0.54%	1.09%	0.51%	1.75%
Unavailable	0.05%	0.18%	0.08%	1.72%
Weighted Average Median Credit Score(2)	623	606	617	603

(1)	Amounts for the nine months ended September 30, 2002 include $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

Geographic Distribution

        The following table sets forth the percentage of all loans originated or purchased by the Company by state for the periods shown.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002 (1)

California	26.70%	23.71%	26.92%	24.40%
Florida	9.31%	7.79%	8.84%	7.56%
Virginia	7.03%	5.63%	6.26%	5.36%
New York	4.97%	3.88%	4.16%	3.39%
Georgia	4.60%	5.84%	3.90%	5.62%
Texas	3.84%	5.36%	4.25%	4.73%
Illinois	3.84%	2.68%	3.53%	2.50%
New Jersey	3.66%	3.29%	3.16%	3.46%
Maryland	3.58%	4.31%	4.09%	3.72%
Connecticut	3.08%	2.53%	3.24%	1.82%
Pennsylvania	2.09%	2.39%	2.00%	2.89%
Michigan	1.90%	1.37%	1.99%	1.90%
Washington	1.80%	1.39%	2.06%	1.93%
Colorado	1.78%	3.29%	2.33%	2.35%
Ohio	1.75%	2.69%	2.08%	2.63%
Massachusetts	1.68%	2.06%	1.78%	1.98%
Arizona	1.64%	2.22%	1.84%	2.30%
Nevada	1.49%	1.08%	1.59%	0.86%
Missouri	1.25%	1.43%	1.28%	1.74%
Tennessee	1.19%	1.09%	1.17%	1.36%
Oregon	1.16%	1.33%	1.50%	1.48%
North Carolina	1.06%	1.46%	1.23%	1.60%
Indiana	0.88%	1.63%	0.90%	1.56%
Wisconsin	0.81%	0.88%	1.08%	0.69%
Minnesota	0.78%	2.31%	0.66%	2.13%
Other	8.13%	8.36%	8.16%	10.04%

Total	100.00%	100.00%	100.00%	100.00%

(1)	Amounts for the nine months ended September 30, 2002 include $129.7 million in called loans. Purchases of called loans occur upon exercise of the clean-up call option by the servicer of the previously securitized pools.

Consolidated Results

        Three and Nine months Ended September 30, 2003 compared to Three and Nine months Ended September 30, 2002

General

        We reported net income of $16.6 million and $44.9 million for the three and nine months ended September 30, 2003, respectively, compared to net income of $8.5 million and $15.6 million for the three and nine months ended September 30, 2002, respectively. The increase in net income during the first nine months of 2003 compared to the first nine months of 2002 was primarily the result of growth in our mortgage loan portfolio, which more than offset the decline in net interest margin, as well as an increase in our net servicing income during the first nine months of 2003. The decline in net interest margin year over year is largely reflective of a shift in the portfolio to higher credit quality paper, a consequence of significant mortgage refinancing activity, resulting in a lower weighted average coupon on our mortgage loan portfolio. This trend has also benefited our provision for loan losses and has resulted in higher collection of prepayment penalties, positively impacting net income.

Net Interest Margin

        For the third quarter of 2003, our net interest margin was 4.2%, as compared to 5.1% for the third quarter of 2002. For the nine months ended September 30, 2003, our net interest margin was 4.4%, as compared to 5.2% for the nine months ended September 30, 2002. We did experience margin compression during the first nine months of 2003 related to higher weighted average coupon collateral being replaced by lower weighted average coupon collateral, higher prepayments speeds, higher credit quality production, and increased amortization of our hedge positions. However, we anticipate that net interest margin will be stable or increase in future periods as interest rates increase, prepayments begin to stabilize and decline, and due to an anticipated shift toward higher weighted average coupons from somewhat lower credit quality product going forward. See the discussion below regarding interest income and interest expense, the components of net interest margin.

Net Revenues

        Net revenues increased $17.1 million to $54.7 million for the three months ended September 30, 2003, from $37.6 million for the three months ended September 30, 2002. Net revenues increased $61.1 million to $153.5 million for the nine months ended September 30, 2003, from $92.4 million for the nine months ended September 30, 2002. See the discussion of individual net revenue components below.

         Net interest income after provision for loan losses.

        Net interest income after provision for loan losses increased $8.9 million to $37.3 million for the three months ended September 30, 2003, from $28.4 million for the three months ended September 30, 2002. Net interest income after provision for loan losses increased $39.9 million to $107.6 million for the nine months ended September 30, 2003, from $67.7 million for the nine months ended September 30, 2002. This increase was due to the following:

        Interest Income. Interest income increased $17.8 million to $76.9 million for the three months ended September 30, 2003, from $59.1 million for the three months ended September 30, 2002. Interest income increased $73.0 million to $223.2 million for the nine months ended September 30, 2003, from $150.2 million for the nine months ended September 30, 2002. The increase in interest income is due primarily to a 27.8% increase in the mortgage loan portfolio since December 31, 2002, which resulted in an increase in interest income of $27.0 million and $101.8 million for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002, respectively. As the mortgage loan portfolio grew, the amount of accumulated basis adjustments also increased, which offset interest income due to higher amortization of $3.0 million and $9.4 million for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002, respectively. Basis adjustments include premiums and discounts on mortgage loans, net deferred origination costs and non-refundable fees, which increased due to the origination and purchase of mortgage loans during the three and nine months ended September 30, 2003. Similarly, the amortization of fair value hedges increased $5.9 million and $18.4 million for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002, respectively, which also reduced interest income. The amortization of fair value hedges increased as a result of losses sustained on our fair value hedges in late 2002. A decrease in the weighted average coupon rate of our portfolio due to increased refinancing activity and decreasing interest rates also offset the increase in interest income. New production for the three months ended September 30, 2003 had a weighted average coupon rate of approximately 7.6% as compared to loans being removed from our portfolio at approximately 8.7%. Table 1 below represents the average yield on our interest-earning assets for the three and nine months ended September 30, 2003 and 2002, respectively.

Table 1 - Interest Income Yield Analysis Three and Nine months Ended September 30, 2003 compared to Three and Nine months Ended September 30, 2002

	Three Months Ended September 30, 2003				Three Months Ended September 30, 2002
	Average Balance	Interest Income	Average Yield		Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$4,395,113	$90,184	8.21%		$2,794,114	$63,520	9.09%
Less amortization of basis
adjustments(1)	—	(6,586)	(0.6	0)%	—	(3,553)	(0.5	1)%
Less amortization of fair value
hedges	—	(6,675)	(0.6	1)%	—	(822)	(0.1	2)%

Total interest-earning assets	$4,395,113	$76,923	7.00%		$2,794,114	$59,145	8.47%

	Nine months Ended September 30, 2003				Nine months Ended September 30, 2002
	Average Balance	Interest Income	Average Yield		Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$4,077,821	$260,655	8.52%		$2,334,863	$159,908	9.13%
Less amortization of basis
adjustments(1)	—	(17,545)	(0.5	7)%	—	(8,146)	(0.4	7)%
Less amortization of fair value
hedges	—	(19,945)	(0.6	5)%	—	(1,528)	(0.0	9)%

Total interest-earning assets	$4,077,821	$223,165	7.30%		$2,334,863	$150,234	8.58%

(1)	Basis adjustments include premiums, discounts, net deferred origination costs, and non-refundable fees.

        Interest Expense. Interest expense increased $6.4 million to $31.1 million for the three months ended September 30, 2003, from $24.7 million for the three months ended September 30, 2002. Interest expense increased $27.5 million to $88.8 million for the nine months ended September 30, 2003, from $61.3 million for the nine months ended September 30, 2002. This increase is primarily related to the average balance of borrowings increasing from $2.8 billion and $2.4 billion for the three and nine months ended September 30, 2002, respectively, to $4.5 billion and $4.2 billion for the three and nine months ended September 30, 2003, respectively, as a result of the growth in our mortgage loan portfolio. This interest expense increase was partially offset by the accretion of basis adjustments for the three and nine months ended September 30, 2003 as well as a decrease in the average yield on interest-bearing liabilities resulting from declining interest rates. Table 2 below represents the average yield on our interest-bearing liabilities for the three and nine months ended September 30, 2003 and 2002, respectively.

Table 2 - Interest Expense Yield Analysis Three and Nine months Ended September 30, 2003 compared to Three and Nine months Ended September 30, 2002

	Three Months Ended September 30, 2003				Three Months Ended September 30, 2002
	Average Balance	Interest Expense	Average Yield		Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$76,869	$495	2.55%		$65,139	$525	3.19%
Less buydown	—	(219)	(1.1	3)%	—	(302)	(1.8	3)%

Net warehouse financing	76,869	276	1.42%		65,139	223	1.36%

Repurchase agreements	352,316	1,592	1.79%		205,313	1,170	2.25%
Securitization financing:
Gross	4,012,127	35,731	3.56%		2,508,191	26,224	4.18%
Less accretion of basis adjustments(1)	—	(8,970)	(0.8	9)%	—	(4,578)	(0.7	3)%
Add amortization of cash flow hedges	—	1,220	0.12%		—	—	—

Net securitization financing:	4,012,127	27,981	2.79%		2,508,191	21,646	3.45%

Notes payable	25,000	504	8.00%		25,000	499	8.00%
Other expenses	—	790	—		—	1,127	—

Total interest-bearing liabilities	$4,466,312	$31,143	2.79%		$2,803,643	$24,665	3.52%

	Nine months Ended September 30, 2003				Nine months Ended September 30, 2002
	Average Balance	Interest Expense	Average Yield		Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$75,787	$1,427	2.48%		$52,551	$1,266	3.18%
Less buydown	—	(674)	(1.1	7)%	—	(651)	(1.6	4)%

Net warehouse financing	75,787	753	1.31%		52,551	615	1.54%

Repurchase agreements	299,467	4,067	1.79%		268,938	4,968	2.44%
Securitization financing:
Gross	3,823,568	104,139	3.63%		2,020,121	63,846	4.21%
Less accretion of basis adjustments (1)	—	(25,042)	(0.8	7)%	—	(11,816)	(0.7	8)%
Add amortization of cash flow hedges	—	1,131	0.04%		—	—	—

Net securitization financing:	3,823,568	80,228	2.80%		2,020,121	52,030	3.43%

Notes payable	25,000	1,496	8.00%		25,000	1,495	8.00%
Other expenses	—	2,253	—		—	2,178	—

Total interest-bearing liabilities	$4,223,822	$88,797	2.82%		$2,366,610	$61,286	3.45%

(1)	Basis adjustments include deferred issuance costs and premiums and discounts on bonds.

        Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $2.4 million to $8.5 million for the three months ended September 30, 2003, from $6.1 million for the three months ended September 30, 2002. Provision for mortgage loan losses increased $5.6 million to $26.8 million for the nine months ended September 30, 2003, from $21.2 million for the nine months ended September 30, 2002. This increase is a result of an increase in delinquent loan balances due to both the aging and growth of our mortgage loan portfolio. However, the higher credit grades of new production have had a positive impact on the amount of provision relative to volumn increases. If we are successful in our strategy of shifting our credit mix to lower credit quality paper, we would expect provisions related to new production to increase. We record provisions for mortgage loan losses on our mortgage loan portfolio, which includes securitized loans and unsecuritized loans, for current existing losses.

        We did not make any significant changes in our reserve methodologies or assumptions during the nine months ended September 30, 2003. We do expect that delinquent loan balances will increase in the future primarily as a result of the continued aging and growth of our loan portfolio. Therefore, we expect our future provision for loan losses to increase.

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

        Servicing income, net of servicing rights amortization and impairment, increased $7.5 million to $16.6 million for the three months ended September 30, 2003, from $9.1 million for the three months ended September 30, 2002. The increase reflects an increase in prepayment penalty income of $4.6 million driven by elevated prepayment speeds on our owned portfolio in the third quarter of 2003, a decrease in the MSR impairment charge of $1.5 million related to decreasing prepayment speeds on our third party servicing portfolio, a decrease of approximately $1.0 million of MSR amortization, and an increase in servicing fee income of $0.6 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. During the third quarter 2003, we purchased servicing rights for approximately $800.0 million of mortgage loans.

        Servicing income, net of servicing rights amortization and impairment, increased $20.6 million to $44.9 million for the nine months ended September 30, 2003, from $24.3 million for the nine months ended September 30, 2002. The increase reflects an increase in prepayment penalty income of $13.6 million, a decrease of approximately $5.9 million of MSR amortization, a decrease in the MSR impairment charge of $0.7 million and an increase in servicing fee income of $1.5 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. These increases were partially offset by an increase of tax service fee expenses of $0.7 million in the first nine months of 2003. The increase in prepayment penalty income is due to an increase in mortgage loan refinancing related to a decrease in market interest rates in the first nine months of 2003. The decrease in MSR amortization is due to the aging of the associated third party loan portfolio. The increase in servicing fee income was the result of a higher average servicing portfolio balance. The increase in the tax servicing fee expense was due to the acquisition of third party servicing rights during the first nine months of 2003.

        Effective July 1, 2003, government regulations related to the Alternative Mortgage Transactions Parity Act were amended to restrict the ability of state-chartered mortgage lenders to charge prepayment penalties on certain types of mortgage loans. Management expects that these amendments will reduce our prepayment penalty income in future periods.

        The information relating to our servicing income is shown on Table 3 below:

Table 3—Servicing Income Three and Nine months Ended September 30, 2003 compared to Three and Nine months Ended September 30, 2002

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Average third party servicing portfolio	$4,124,043	$3,847,120	$4,159,794	$4,344,844
Average owned portfolio	$4,424,216	$2,818,566	$4,017,132	$2,290,140
Average total servicing portfolio	$8,548,259	$6,665,685	$8,176,925	$6,634,984
Servicing income	$9,441	$7,979	$29,395	$27,901
Prepayment penalty income	$8,566	$3,967	$21,155	$7,576
Amortization and impairment(1)	$1,447	$2,873	$5,618	$11,217
Servicing fees - third party portfolio(2)	92	85	93	78
Amortization and impairment - third party
portfolio(1)(2)	14	30	18	34
Prepayment penalty income - owned portfolio(2)	77	56	70	44
Other servicing income - total servicing
portfolio(2)(3)	--	--	1	5
Servicing income - total servicing portfolio(2)	44	48	48	56

(1)	Includes amortization of MSRs.

(2)	Annualized and in basis points.

(3)	Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

        Our mortgage loan servicing portfolio, including loans recorded on the condensed consolidated balance sheets, increased approximately $1.2 billion to $8.8 billion at September 30, 2003, from $7.6 billion at December 31, 2002. The increase was due primarily to the origination and purchase of $2.2 billion of mortgage loans during the nine months ended September 30, 2003, the acquisition of servicing rights related to approximately $1.9 billion of mortgage loans owned by non-affiliated companies during the nine months ended September 30, 2003, offset by decreases caused by prepayments and losses totaling $2.5 billion.

         Expenses

        Total expenses increased $3.8 million to $27.3 million for the three months ended September 30, 2003, from $23.5 million for the three months ended September 30, 2002. Total expenses increased $13.2 million to $80.0 million for the nine months ended September 30, 2003, from $66.8 million for the nine months ended September 30, 2002. The items that primarily impacted this were an increase in payroll and related expenses of $1.4 million and $5.0 million for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002, respectively, and an increase in general and administrative expenses of $1.8 million and $6.7 million for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002, respectively. These items are discussed in greater detail below.

        Payroll and Related Expenses. Payroll and related expenses include salaries, benefits, payroll taxes, and severance. Payroll and related expenses increased $1.4 million to $14.8 million for the three months ended September 30, 2003 from $13.4 million at September 30, 2002. The increase was the result of the accrual of $1.4 million in expense related to the execution of the settlement agreement with respect to the FLSA litigation. Payroll and related expenses increased $5.0 million to $42.5 million for the nine months ended September 30, 2003, from $37.5 million for the nine months ended September 30, 2002. The increase was primarily due to the accrual of $1.4 million for the FLSA litigation and the increase in employees in 2003 versus 2002, for which salary expense increased $4.9 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, offset by a decrease in severance expense of $1.0 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

        We expect payroll and related expenses to continue to increase as we continue to build our staffing to support further loan production growth. We employed 1,150 predominantly full time employees as of September 30, 2003, compared to 1,077 predominantly full time employees as of December 31, 2002 and 1,043 as of September 30, 2002.

        General and Administrative Expenses. General and administrative expenses consist primarily of office rent, insurance, telephone, license fees, professional, travel and entertainment expenses, depreciation, and advertising and promotional expenses. General and administrative expenses increased $1.8 million to $11.4 million for the three months ended September 30, 2003, from $9.6 million for the three months ended September 30, 2002. General and administrative expenses increased $6.7 million to $33.9 million for the nine months ended September 30, 2003, from $27.2 million for the nine months ended September 30, 2002. The increase was primarily due to increased costs associated with higher mortgage loan production, as well as increased non-capitalizable costs associated with opening and operating additional retail branches and preparation for our servicing system conversion, offset by our additional focused control on expenses. We expect general and administration expenses to increase in future periods due to future loan production growth.

        As a result of our increased scrutiny of expenses, the growth of our mortgage loan portfolio and our increased efficiencies in our servicing and origination platforms, our efficiency ratio has improved from 62.5% and 72.3% for the three and nine months ended September 30, 2002, respectively, to 49.8% for and 52.1% the three and nine months ended September 30, 2003, respectively. Likewise, operating expenses as a percentage of average assets has decreased to 2.2% and 2.3% for the three and nine months ended September 30, 2003, respectively, from 3.2% and 3.4% for the three and nine months ended September 30, 2002, respectively.

        Income Taxes. We recorded income tax expense of $10.9 million and $5.6 million for the three months ended September 30, 2003 and 2002, respectively. We experienced a 39.5% effective tax rate for the three months ended September 30, 2003 and 2002. We recorded income tax expense of $28.5 million and $10.0 million for the nine months ended September 30, 2003 and 2002, respectively. We experienced a 38.8% effective tax rate for the nine months ended September 30, 2003, compared to a 39.2% effective tax rate for the nine months ended September 30, 2002.

Business Segment Results

        The operating segments reported below are the segments of the Company for which separate financial information is available and for which revenues and operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

        Segment revenues and net operating income amounts are evaluated and include the estimated gains based on the fair value of mortgage loans originated assuming they were sold, servicing income, other income and expense, and general and administrative expenses. Estimated fair value of mortgage loans originated represents the amount in excess of the segment’s basis in its loan production that would be generated assuming the mortgage loans were sold. We consider this estimated intercompany gain on sale the “segment economic value on mortgage loan production.”

        Certain amounts are not evaluated at the segment level and are included in the segment net operating income reconciliation below. The segment’s estimated gain on sale of mortgage loans originated, based on estimated fair values of those loans, is eliminated since we structure our securitizations as financing transactions. Net interest income is not allocated at a segment level since it is recorded once the loan production process is complete, and it is therefore included as a reconciling item below.

        Management does not identify assets to the segments and evaluates assets only at the consolidated level. As such, only operating results for the segments are included herein.

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Segment Revenues:
Wholesale	$8,677	$12,474	$32,726	$31,395
Correspondent	3,271	3,409	11,633	8,672
Retail	10,054	12,053	35,879	29,175
Servicing	16,069	9,997	43,972	24,886

Total segment revenues	$38,071	$37,933	$124,210	$94,128

Segment Net Operating Income (Loss):
Wholesale	$1,840	$4,568	$11,268	$10,590
Correspondent	1,247	1,940	5,609	4,264
Retail	(355)	3,495	4,896	6,745
Servicing (1)	9,932	5,691	26,156	10,685

Total segment net operating income .	$12,664	$15,694	$47,929	$32,284

Segment Net Operating Income Reconciliation
Total segment net operating income	$12,664	$15,694	$47,929	$32,284
Net interest income	45,780	34,480	134,368	88,948
Provision for loan losses	(8,517)	(6,124)	(26,808)	(21,205)
Unallocated gain on sale of mortgage assets	924	133	975	365
Elimination of intercompany gain on sale	(16,526)	(22,490)	(63,630)	(54,469)
Unallocated shared general and
administrative expenses	(6,854)	(6,732)	(18,869)	(19,711)
Other (expense) income	16	(876)	(486)	(605)

Total consolidated income before taxes	$27,487	$14,085	$73,479	$25,607

(1)	The Company includes all costs to service mortgage loans within the servicing segment.

Wholesale – Three and Nine months Ended September 30, 2003 Compared to Three and Nine months Ended September 30, 2002

        Wholesale segment revenues decreased $3.8 million to $8.7 million for the three months ended September 30, 2003 compared to $12.5 million for the three months ended September 30, 2002. The decrease of $3.8 million was due primarily to a lower segment economic value on mortgage loan production, $3.9 million of which resulted from the decreasing interest rate environment during 2003 offset by $0.3 million related to an increase in mortgage loan production. Wholesale segment revenues increased $1.3 million to $32.7 million for the nine months ended September 30, 2003 compared to $31.4 million for the nine months ended September 30, 2002. The increase was due primarily to a higher segment economic value on mortgage loan production of $1.5 million, of which $5.6 million was related to an increase in mortgage loan originations, offset by $4.1 million related to the decreasing interest rate environment during 2003.

        Wholesale segment net operating income decreased $2.8 million to $1.8 million for the three months ended September 30, 2003 compared to $4.6 million for the three months ended September 30, 2002. The decrease was due to lower segment revenues of $3.8 million, offset by a decrease of $1.0 million in general and administrative costs for the three months ended September 30, 2003. The decrease in general and administrative costs for the wholesale segment for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was due primarily to the decrease in salary and commission expense of $0.7 million related to changes in the structure of compensation for our commission sales force. Wholesale segment net operating income increased $0.7 million to $11.3 million for the nine months ended September 30, 2003 compared to $10.6 million for the nine months ended September 30, 2002. The increase was due to higher segment revenues of $1.3 million, as well as $0.6 million in overall higher general and administrative costs for the nine months ended September 30, 2003. The higher general and administrative costs for the wholesale segment for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was due primarily to the increase in salary and commission expense of $1.1 million related to the increase in wholesale volume and a decrease in various expenses by $0.5 million year over year.

        The following table sets forth selected information about our wholesale loan production for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Loan production	$296,959	$284,338	$854,144	$745,549
Average principal balance per loan	$143	$152	$145	$141
Number of loans originated	2,074	1,872	5,896	5,288
Combined weighted average initial LTV	80.10%	79.79%	79.93%	79.28%
Percentage of first mortgage loans owner
occupied	88.89%	93.75%	89.98%	93.05%
Percentage with prepayment penalty	71.45%	80.17%	72.85%	80.73%
Weighted average median credit score(1)	641	608	633	601
Percentage fixed rate mortgages	30.62%	19.34%	30.74%	18.58%
Percentage adjustable rate mortgages	69.38%	80.66%	69.26%	81.42%
Weighted average interest rate:
Fixed rate mortgages	8.20%	9.04%	8.29%	9.41%
Adjustable rate mortgages	7.27%	8.59%	7.42%	8.94%
Gross margin - adjustable rate
mortgages(2)	4.78%	5.18%	4.97%	5.25%
Average number of account executives	130	129	132	118
Volume per account executive	$2,284	$2,204	$6,471	$6,318
Loans originated per account executive	16	15	45	45

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our wholesale channel for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected(1)	(33)	33	—	(39)	39	—
General and administrative
production costs(1)(2)	230	(92)	138	278	(119)	159
Premiums paid(1)	84	(84)	—	107	(107)	—

Net cost to produce(1)	281	(143)	138	346	(187)	159

Net cost per loan(5)($ in 000)	$4.0			$5.3

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected(1)	(35)	35	—	(43)	43	—
General and administrative
production costs(1)(2)	251	(92)	159	279	(100)	179
Premiums paid(1)	85	(85)	—	99	(99)	—

Net cost to produce(1)	301	(142)	159	335	(156)	179

Net cost per loan(3)($ in 000)	$4.4			$4.7

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation and amortization expense.

(3)	Defined as general and administrative costs and premiums paid, net of fees collected, divided by volume.

The net cost per loan decreased for the wholesale channel for both the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002. The decrease in the net cost per loan is attributable to an increase in production, as well as lower premiums paid during 2003.

Correspondent – Three and Nine months Ended September 30, 2003 Compared to Three and Nine months Ended September 30, 2002

        Correspondent segment revenues decreased $0.1 million to $3.3 million for the three months ended September 30, 2003 compared to $3.4 million for the three months ended September 30, 2002. The decrease of $0.1 million was due primarily to higher origination fees of $0.1 million offset by a lower segment economic value on mortgage loan originations of $0.2 million, of which $0.6 million was related to an increase in mortgage loan originations and $0.8 million related to the decreasing interest rate environment during 2003. There also was a significant increase of flow volume during the third quarter of 2003, which was a result of an increase in the number of lenders we do business with. Correspondent segment revenues increased $2.9 million to $11.6 million for the nine months ended September 30, 2003 compared to $8.7 million for the nine months ended September 30, 2002. The increase of $2.9 million was due primarily to higher origination fees of $0.3 million and a higher segment economic value on mortgage loan originations of $2.6 million, of which $4.0 million was related to an increase in mortgage loan originations, offset by $1.4 million related to the decreasing interest rate environment during 2003. The significant increase of flow volume during the first nine months of 2003 resulted from favorable pricing conditions in the correspondent market, as well as an increase in the number of lenders with whom we do flow business.

        Correspondent segment net operating income decreased $0.7 million to $1.2 million for the three months ended September 30, 2003 compared to $1.9 million for the three months ended September 30, 2002. The decrease was due to lower segment revenues of $0.1 million and an increase in general and administrative expenses of $0.6 million for the three months ended September 30, 2003. The higher general and administrative costs for the correspondent segment were due primarily to the increase in salary and commission expense by $0.4 million, which increases with the increase in the volume of funding. Correspondent segment net operating income increased $1.3 million to $5.6 million for the nine months ended September 30, 2003 compared to $4.3 million for the nine months ended September 30, 2002. The increase was due to higher segment revenues of $2.9 million offset by an increase in general and administrative expenses of $1.6 million for the nine months ended September 30, 2003. The higher general and administrative costs for the correspondent segment were due primarily to the increase in salary and commission expense by $1.2 million, which increases with the increase in the volume of funding.

        Overall, our flow production was only affected slightly by our increases in our pricing, and it continues to exceed our expectations. We have selectively reduced our bulk production over the last three years, and only access that market when it demonstrates advantageous returns, since our strategic goals have been to strengthen our flow production over our other channels where we believe we can generally achieve better margins.

        The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the three and nine months ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Loan production - bulk	$37,387	$74,604	$186,735	$173,733
Average principal balance per loan	$148	$139	$141	$113
Number of loans originated	253	537	1,326	1,316
Combined weighted average initial LTV	78.69%	80.73%	81.29%	78.88%
Percentage of first mortgage loans owner
occupied	96.31%	95.34%	96.51%	95.33%
Percentage with prepayment penalty	87.96%	95.57%	92.05%	94.12%
Weighted average median credit score(1)	575	587	571	579
Percentage fixed rate mortgages	30.63%	22.86%	21.96%	25.32%
Percentage adjustable rate mortgages	69.37%	77.14%	78.04%	74.68%
Weighted average interest rate:
Fixed rate mortgages	8.07%	9.13%	8.48%	9.16%
Adjustable rate mortgages	8.18%	8.99%	8.50%	9.37%
Gross margin - adjustable rate
mortgages(2)	6.77%	7.15%	6.63%	7.14%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the three and nine months ended September 30, 2003 and 2002:

	For the Three MonthsEnded September 30,		For the Nine MonthsEnded September 30,
	2003	2002	2003	2002
	($ in thousands)
Loan production - flow	$185,406	$102,234	$528,308	$275,092
Average principal balance per loan	$156	$150	$160	$142
Number of loans originated	1,185	682	3,292	1,937
Combined weighted average initial LTV	78.85%	77.75%	78.83%	75.11%
Percentage of first mortgage loans owner
occupied	94.52%	94.71%	94.84%	95.60%
Percentage with prepayment penalty	75.80%	85.01%	80.52%	85.84%
Weighted average median credit score(1)	609	595	606	601
Percentage fixed rate mortgages	34.56%	25.72%	32.82%	35.31%
Percentage adjustable rate mortgages	65.44%	74.28%	67.18%	64.69%
Weighted average interest rate:
Fixed rate mortgages	7.84%	9.19%	7.94%	9.18%
Adjustable rate mortgages	7.82%	8.93%	7.94%	9.30%
Gross margin - adjustable rate
mortgages(2)	4.95%	5.33%	5.03%	5.35%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table sets forth selected information about our sales representatives in our correspondent channel for the three and nine months ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Loan production - bulk	$37,387	$74,604	$186,735	$173,733
Loan production - flow	$185,406	$102,234	$528,308	$275,092
Total loan production	$222,793	$176,838	$715,043	$448,825
Number of loans originated	1,438	1,219	4,618	3,253
Average number of sales
representatives	6	6	6	6
Volume per sales representative	$37,132	$29,473	$119,174	$74,804
Loan production per sales
representative	240	203	770	542

        The following table highlights the net cost to produce loans for our correspondent bulk channel for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

General and administrative
production costs(1)(2)	124	—	124	87	—	87
Premiums paid(1)	390	(390)	—	493	(493)	—

Net cost to produce(1)	514	(390)	124	580	(493)	87

Net cost per loan(3)($ in 000)	$7.6			$8.1

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

General and administrative
production costs(1)(2)	76	—	76	109	—	109
Premiums paid(1)	428	(428)	—	402	(402)	—

Net cost to produce(1)	504	(428)	76	511	(402)	109

Net cost per loan (3) ($ in 000)	$7.1			$6.8

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

(3)	Defined as general and administrative costs and premium paid, divided by units of loan production.

        The net cost per loan for our bulk channel decreased for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 as a result of lower premiums being paid, lower general and administrative costs, and less bulk purchase volume. The net cost per loan for our bulk channel increased for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 due to increased bulk purchase volume and increased premiums being paid. The premiums paid on bulk correspondent loans we purchase fluctuate year to year based on market conditions.

        The following table highlights the net cost to produce loans for our correspondent flow channel for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected(1)	(11)	11	—	(11)	—	(11)
General and administrative
production costs(1)(2)	84	—	84	80	—	80
Premiums paid(1)	251	(251)	—	256	(256)	—

Net cost to produce(1)	324	(240)	84	325	(256)	69

Net cost per loan (3) ($ in 000)	$5.1			$4.9

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected(1)	(10)	10	—	(12)	—	(12)
General and administrative
production costs(1)(2)	87	—	87	91	—	91
Premiums paid(1)	258	(258)	—	229	(229)	—

Net cost to produce(1)	335	(248)	87	308	(229)	79

Net cost per loan (3) ($ in 000)	$5.4			$4.4

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

(3)	Defined as general and administrative costs and premium paid, net of fees collected, divided by units of loan production.

        The net cost per loan for our flow channel increased for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002 as a result of higher premiums being paid, higher general and administrative costs, and an increase in mortgage loan volume. Similar to the correspondent bulk channel, the premiums paid on flow correspondent loans we purchase fluctuate year to year based on market conditions.

        Retail – Three and Nine months Ended September 30, 2003 Compared to Three and Nine months Ended September 30, 2002

        Retail segment revenues decreased $2.0 million to $10.1 million for the three months ended September 30, 2003 compared to $12.1 million for the three months ended September 30, 2002. The $2.0 million decrease was due primarily to a lower segment economic value on mortgage loan originations of $2.0 million, of which $2.2 million related to the decreasing interest rate environment, offset by $0.2 million related to an increase in mortgage loan originations. Retail segment revenues increased $6.7 million to $35.9 million for the nine months ended September 30, 2003 compared to $29.2 million for the nine months ended September 30, 2002. The $6.7 million increase was due primarily to higher origination fees of $1.7 million and a higher segment economic value on mortgage loan originations of $5.0 million, of which $5.3 million was related to an increase in mortgage loan originations, offset by $0.3 million related to the decreasing interest rate environment. The increase related to growth, with the addition of new branches and an increase in sales staff in our retention and Internet branches from the prior year period of 24%.

        Retail segment net operating income decreased $3.9 million to a loss of $0.4 million for the three months ended September 30, 2003 compared to income of $3.5 million for the three months ended September 30, 2002. The decrease was due to lower segment revenues of $2.0 million and an increase of $1.9 million in higher general and administrative costs, primarily those related to the expansion of the branch network. To offset the increase in interest rates during the third quarter 2003, we increased our pricing to maintain profitable margin levels. This pricing discipline contributed to slower growth in the quarter, specifically affecting our retail channel production. Due to our strategic goal of focusing our credit mix towards our traditional A minus borrower, we experienced turnover of approximately thirty percent of our branch managers during the third quarter 2003 to better align our strategies with the appropriate personnel. We also installed a new lead management system to better target our marketing efforts to the A minus borrower. Neither of these items had a significant impact on our expenses during the third quarter 2003. Retail segment net operating income decreased $1.8 million to $4.9 million for the nine months ended September 30, 2003 compared to $6.7 million for the nine months ended September 30, 2002. The decrease was due to higher segment revenues of $6.7 million, offset by $8.5 million in higher general and administrative costs related to the expansion of the branch network and call center.

        The following table sets forth selected information about our retail loan originations for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)
Loan originations	$184,474	$176,489	$590,453	$453,562
Average principal balance per loan	$121	$130	$129	$127
Number of loans originated	1,519	1,362	4,584	3,571
Combined weighted average initial LTV	78.33%	79.55%	79.12%	79.27%
Percentage of first mortgage loans owner
occupied	94.04%	95.85%	94.56%	95.56%
Percentage with prepayment penalty	58.01%	78.22%	64.84%	77.62%
Weighted average median credit score(1)	617	616	618	614
Percentage fixed rate mortgages	57.56%	56.42%	60.72%	54.97%
Percentage adjustable rate mortgages	42.44%	43.58%	39.28%	45.03%
Weighted average interest rate:
Fixed rate mortgages	7.28%	8.12%	7.29%	8.38%
Adjustable rate mortgages	7.58%	8.13%	7.61%	8.49%
Gross margin - adjustable rate
mortgages(2)	5.77%	5.68%	5.85%	5.63%
Average number of loan officers	240	189	227	168
Volume per loan officer	$769	$934	$2,601	$2,700
Loans originated per loan officer	6	7	20	21

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our retail channel for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected(1)	(231)	231	—	(239)	239	—
General and administrative
production costs(1)(2) .	564	(194)	370	485	(162)	323

Net cost to produce(1)	333	37	370	246	77	323

Net cost per loan (3) ($ in 000)	$4.0			$3.2

	Nine months Ended September 30, 2003			Nine months Ended September 30, 2002
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected(1)	(220)	220	—	(248)	248	—
General and administrative
production costs(1)(2) .	525	(184)	341	495	(131)	364

Net cost to produce(1)	305	36	341	247	117	364

Net cost per loan (3) ($ in 000)	$3.9			$3.1

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

(3)	Defined as general and administrative costs, net of fees collected, divided by units of loan origination.

        The net cost per loan for our retail channel increased for the three and nine months ended September 30, 2003 as compared to the three and nine months ended September 30, 2002 as a result of increased general and administrative expenses associated with operating additional retail branches during 2003 as well as reduced origination fees collected relating to a higher credit quality production.

Servicing

         Our Delinquency and Loss Experience

        We have seen an increase in delinquency rates in our mortgage loan portfolio in the first nine months of 2003 as compared to the first nine months of 2002 due to the aging and growth of the portfolio. However, we have experienced decreased delinquency rates during the first nine months of 2003 in our total servicing portfolio as compared to the first nine months of 2002 due to our new mortgage loan production having a higher credit grade. The following tables set forth information about the delinquency and loss experience of the mortgage loans we service (which are primarily loans we have originated or purchased and have been or will be securitized for the periods indicated).

	September 30,
	2003		2002
Total Delinquencies and Loss Experience (1)	Owned Portfolio	Total Servicing Portfolio	Owned Portfolio	Total Servicing Portfolio
	($ in thousands)
Total outstanding principal balance (at period end) .	$4,529,008	$8,778,290	$3,042,971	$6,914,663
Delinquency (at period end):
30-59 days:
Principal balance	$275,499	$559,034	$199,837	$532,273
Delinquency percentage	6.08%	6.37%	6.57%	7.70%
60-89 days:
Principal balance	$73,838	$156,062	$47,781	$147,121
Delinquency percentage	1.63%	1.78%	1.57%	2.13%
90 days or more:
Principal balance	$51,398	$104,707	$29,220	$83,512
Delinquency percentage	1.13%	1.19%	0.96%	1.21%
Bankruptcies (2):
Principal balance	$88,790	$296,488	$40,000	$253,268
Delinquency percentage	1.96%	3.38%	1.31%	3.66%
Foreclosures:
Principal balance	$112,809	$281,197	$65,064	$242,366
Delinquency percentage	2.49%	3.20%	2.14%	3.50%
Real Estate Owned:
Principal balance	$32,951	$108,823	$17,847	$125,794
Delinquency percentage	0.73%	1.24%	0.59%	1.82%
Total Seriously Delinquent including real estate owned(3)	7.53%	10.12%	6.20%	11.60%
Total Seriously Delinquent excluding real estate owned	6.80%	8.88%	5.61%	9.78%
Net losses on liquidated loans - trust basis - quarter ended(4)	$7,609	$26,655	$2,113	$20,932
Net losses on liquidated loans - GAAP basis - quarter ended	$7,431	n/a	$3,396	n/a
Percentage of trust basis losses on liquidated loans -
annualized	0.67%	1.21%	0.28%	1.21%
Loss severity on liquidated loans(5)	35.19%	41.47%	34.89%	40.95%

(1)	Includes all loans serviced by Saxon Capital, Inc.

(2)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)	Net losses on liquidated loans for 2002 exclude losses of $5.0 million relating to sales of delinquent called loans purchased at a discount and certain recoveries.

(5)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

	September 30,
	2003		2002
Bankruptcy Delinquencies and Loss Statistics (1)	Owned Portfolio	Total Servicing Portfolio	Owned Portfolio	Total Servicing Portfolio
	($ in thousands)
Contractually current bankruptcies:
Principal balance	$11,756	$36,300	$9,174	$37,786
Delinquency percentage	0.26%	0.41%	0.30%	0.55%
Bankruptcy delinquency (at period end)(2):
30-59 days:
Principal balance	$7,012	$22,311	$2,159	$12,222
Delinquency percentage	0.15%	0.25%	0.07%	0.18%
60-89 days:
Principal balance	$3,087	$10,436	$1,900	$11,065
Delinquency percentage	0.07%	0.12%	0.06%	0.16%
90 days or more:
Principal balance	$66,936	$227,441	$26,766	$192,195
Delinquency percentage	1.48%	2.59%	0.88%	2.78%
Total bankruptcy delinquencies:
Principal balance	$77,035	$260,188	$30,825	$215,482
Delinquency percentage	1.70%	2.96%	1.01%	3.12%

(1)	Includes all loans serviced by Saxon Capital, Inc.

(2)	Delinquencies are measured versus contractual due dates. Payments that are less than the contractual amount, even if made under a court plan, are reported as delinquent.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	($ in thousands)

Losses - trust basis	$7,609	$2,113	$20,137	$5,375
Loan transfers to real estate owned	6,674	2,951	15,410	5,709
Realized losses on real estate owned	(6,403)	(2,025)	(15,182)	(4,386)
Timing differences related to realized
losses	248	165	2,440	249
Loss from delinquent loan sale applied to
reserve	—	—	—	999
Fraud charge-offs (pre-divestiture)	—	(469)	—	(469)
Basis adjustment applied against loss	(24)	(259)	—	—
Interest not advanced	(124)	(653)	—	—
Other	(549)	661	(150)	983

Losses - GAAP basis	$7,431	$3,396	$21,743	$8,460

        Our servicing agreements generally provide that our servicing rights may be terminated upon the occurrence of certain events, generally if delinquencies or losses on the pool of loans in a particular securitization exceed prescribed levels for an extended period of time. For twelve third party securitizations for which we have servicing rights, delinquencies and losses exceeded the prescribed levels as of October 2003. If the level of delinquencies or losses is not reduced, our servicing rights may be subject to termination, in the event of a vote to do so by the holders of a majority of the bondholders’ and other beneficial interests in the related securitization. At the present time, management does not expect any such vote to occur or to be proposed. Our loan servicing portfolio as of September 30, 2003 is summarized below:

	Number of Loans	Principal Balance	Average Loan Balance
	($ in thousands)

Saxon Capital, Inc.(1)	34,305	$4,529,008	$132
Greenwich Capital, Inc.	13,385	2,113,011	158
Dominion Capital(2)	19,994	1,573,220	79
Credit Suisse First Boston	3,959	481,728	122
Dynex Capital, Inc.	633	61,890	98
Fannie Mae	259	6,019	23
Various government entities and other investors	423	13,414	32

Total	72,958	$8,778,290	$120

(1)	Includes loans originated and purchased by Saxon Capital, Inc. from July 6, 2001 to September 30, 2003.

(2)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

         Our Delinquency and Loss Experience

Delinquency by Credit Grade by Year Funded (1)(2)

					Percentage 60+ Days Delinquent (3)
Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	A+/A	A-	B	C	D	Total	Cumulative Loss Percentage (4)	Loss Severity (5)
	($ in thousands)

1996	$741,645	$26,585	3.58%	6.06%	12.59%	—	39.44%	—	7.88%	1.83%	32.11%
1997	$1,769,538	$107,535	6.08%	6.15%	13.89%	15.24%	14.19%	16.01%	11.90%	3.03%	39.13%
1998	$2,084,718	$265,512	12.74%	10.76%	19.75%	27.43%	31.75%	35.99%	19.08%	3.39%	40.52%
1999	$2,381,387	$513,340	21.56%	12.25%	23.20%	29.16%	38.36%	44.57%	24.19%	3.76%	40.81%
2000	$2,078,637	$581,922	28.00%	15.68%	26.98%	31.95%	40.08%	53.00%	28.77%	3.28%	39.43%
2001	$2,364,234	$960,892	40.64%	10.03%	22.55%	30.01%	36.03%	36.32%	20.33%	1.36%	33.98%
2002	$2,484,074	$1,627,333	65.51%	5.15%	11.98%	16.67%	22.84%	26.34%	9.19%	0.14%	25.18%
2003	$2,159,640	$1,913,260	88.59%	0.91%	2.10%	4.21%	4.71%	6.48%	1.62%	—	6.95%

(1)	Includes loans originated by Saxon Capital, Inc. and Predecessor

(2)	As of September 30, 2003.

(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(4)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.

(5)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

Three and Nine months Ended September 30, 2003 Compared to Three and Nine months Ended September 30, 2002

        Servicing segment revenues increased $6.1 million to $16.1 million for the three months ended September 30, 2003 compared to $10.0 million for the three months ended September 30, 2002. The increase was primarily due to the increase in prepayment penalty income of $4.6 million due to significant prepayment activity and increased third party servicing income of $1.2 million. Servicing segment revenues increased $19.1 million to $44.0 million for the nine months ended September 30, 2003 compared to $24.9 million for the nine months ended September 30, 2002. The increase was primarily due to the increase in prepayment penalty income of $13.6 million due to significant prepayment activity and increased third party servicing income of $3.7 million. We expect prepayment activity to stabilize and decline over the next 12 to 18 months as interest rates begin to rise.

        Servicing segment net operating income increased $4.2 million to $9.9 million for the three months ended September 30, 2003 compared to $5.7 million for the three months ended September 30, 2002. The increase was due to higher segment revenues of $6.1 million offset by $1.9 million in higher general and administrative expenses, which is related to a 10% increase in the servicing employee base. Servicing segment net operating income increased $15.5 million to $26.2 million for the nine months ended September 30, 2003 compared to $10.7 million for the nine months ended September 30, 2002. The increase was due to higher segment revenues of $19.1 million offset by $3.6 million in higher general and administrative expenses, which is related to a 13% increase in the servicing employee base.

        We reduced our cost to service to 26 basis points at September 30, 2003 from 29 basis points at September 30, 2002 due to an increase in our overall servicing portfolio and credit quality of the owned portfolio, as well as a continued investment in technology and training. We also completed our conversion of our servicing system during the third quarter 2003.

Financial Condition

         September 30, 2003 Compared to December 31, 2002

        Our net mortgage loan portfolio increased to $4.6 billion at September 30, 2003, from $3.6 billion at December 31, 2002. This increase was the result of the origination and purchase of $2.2 billion of mortgage loans during the first nine months of 2003, due to the continued favorable interest rate environment, offset by principal payments of $1.1 billion and loan sales of $333.8 million for the nine months ended September 30, 2003. Our portfolio growth continues to be in line with our expectations.

        The allowance for loan loss increased to $46.1 million at September 30, 2003, from $40.2 million at December 31, 2002. This increase was due to provisions made as a result of an increase in delinquent loan balances due to both the aging and growth of our mortgage loan portfolio. The level of our allowance has been impacted by the higher credit rating of new production.

        MSRs increased to $33.4 million at September 30, 2003, from $25.0 million at December 31, 2002. This increase was primarily due to purchases of $14.1 million of rights to service $1.9 billion of mortgage loans during the nine months ended September 30, 2003. This increase was partially offset by amortization of servicing rights of $5.3 million during the first nine months of 2003 as well as a temporary impairment of $0.3 million. The impairment of MSRs was the result of increased prepayment speeds on certain third party servicing portfolios during the first nine months of 2003.

        Restricted cash decreased to $214.7 million at September 30, 2003, from $301.4 million at December 31, 2002. On January 10, 2003, the SAST 2002-3 securitization closed, which was prefunded in the fourth quarter of 2002, and all the required mortgage loans were included in the securitization and the restricted cash balance relating to that securitization of $300.5 million was released. In addition, the SAST 2003-3 securitization prefunded in the third quarter of 2003, which increased restricted cash by $193.9 million.

        Servicing related advances decreased $6.9 million to $95.7 million at September 30, 2003, from $102.6 million at December 31, 2002. The decrease was primarily due to payments received on securitized advances.

        Trustee receivable increased to $76.7 million at September 30, 2003, from $44.1 million at December 31, 2002. The increase was primarily due to the completion of three securitizations and one prefunding from a prior year securitization during the first nine months of 2003. On each payment date, the trust distributes SAST securitization loan payments to their related bondholders. These loan payments are collected by the trust between cut-off dates, which is typically the 17th of each month. Therefore, all principal payments received subsequent to the cut-off date are recorded as a trustee receivable on the consolidated balance sheet. These principal payments are retained by the trustee until the following payment date.

        Other assets increased $19.8 million to $58.7 million at September 30, 2003, from $38.9 million at December 31, 2002. The increase is primarily the result of additional bond issuance costs of $15.2 million, net of amortization relating to the SAST 2003-1, 2003-2, and 2003-3 securitizations as well as issuance costs relating to the 2003-3 securitization of net interest margins. Additionally, we purchased fixed assets of $3.7 million, net of depreciation as a result of the expansion of our retail branches during the first half of 2003.

        Mortgage loan warehouse financing decreased $423.0 million to $51.4 million at September 30, 2003, from $474.4 million at December 31, 2002. This decrease is the result of the timing of our securitizations. We did not complete the final funding of the 2002-3 securitization until January 10, 2003, which delayed a $294.4 million payment on the warehouse financing until the first quarter of 2003. In addition, the 2003-3 securitization prefunded during the last two weeks of the third quarter of 2003, which resulted in a $787.9 million payment on the warehouse financing.

        Securitization financing increased to $4.7 billion at September 30, 2003, from $3.3 billion at December 31, 2002. This increase resulted from the execution of asset-backed securitizations, which resulted in bonds being issued in the amount of $2.3 billion during the nine months ended September 30, 2003, as well as the issuance of $55.0 million in certificates from the securitization of advances and $67.4 million from the securitization of net interest margins related to our 2003-3 securitization. An additional $7.0 million was also borrowed on our 2002-A revolving credit facility. This increase was offset by bond and certificate payments of $1.1 billion.

        Stockholders’ equity increased $38.3 million to $324.6 million at September 30, 2003, from $286.3 million at December 31, 2002. The increase in stockholders’ equity is due primarily to net income of $44.9 million for the nine months ended September 30, 2003, the issuance of common stock under the Employee Stock Purchase Plan and the issuance of restricted stock units and the exercise of stock options under the Stock Incentive Plan of $4.0 million, offset by an increase in accumulated other comprehensive loss of $10.7 million primarily due to losses on hedging instruments.

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

        We fund these cash requirements with cash received from:

  borrowings secured by our mortgage loan portfolio, future net interest margin, real estate owned, and servicing advances;
  principal and interest collections on our mortgage loan portfolio;
  servicing fees and other servicing income;
  points and fees collected from the origination of retail and wholesale loans;
  settlement of hedge instruments;
  issuance of equity and debt securities; and
  whole loan sales.

         Liquidity Strategy

        Our liquidity strategy is to finance our mortgage loan portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset backed securities provides us a low cost method of financing our mortgage loan portfolio. In addition, our strategy allows us to reduce our interest rate risk on our fixed rate loans by securitizing them. An integral part of our liquidity strategy is our requirement to have sufficient committed warehouse financing, with a diverse group of counterparties. This provides us with the ability to issue our asset-backed securities at optimal points in time. Our ability to issue asset-backed securities depends on the overall performance of our assets, as well as the continued general demand for securities backed by nonconforming and subprime mortgages and home equity loans. We seek to have committed financing facilities that approximate six months of our mortgage production, even though we expect to issue asset-backed securities on a quarterly basis.

        Another component of our liquidity strategy is our intention of maintaining sufficient working capital to enable us to fund operating cash flow requirements in the event we were to fail to generate sufficient cash flows to cover our operating requirements. As of September 30, 2003, we had approximately $137.1 million of working capital and we had positive cash flows from operations for the quarter then ended. Our working capital increased during the third quarter 2003 primarily as a result of two transactions. First, we added an additional revolving facility for the securitization of up to $55.0 million of principal, interest, and servicing advances. Secondly, we completed a net interest margin securitization structure (“NIM”), which re-securitized the short-term cash flows associated with the net interest margin of the mortgage loans previously securitized in our SAST 2003-3 securitization. We chose to access this market to take advantage of current factors in the marketplace that are making the acquisition of third party servicing extremely accretive transactions. We may choose to access the NIM market in the future to take advantage of attractive opportunities within the marketplace.

        It is common business practice to define working capital as current assets less current liabilities. Since we do not have a classified balance sheet, we calculated our working capital to be $305.2 million as of September 30, 2003 by calculating working capital under this commonly used definition. A reconciliation between our working capital calculation and the commonly defined working capital basis is provided below. Management focuses on the disclosed working capital amount rather than the commonly used definition of working capital because it provides a better reflection of how much liquidity we have available to conduct business currently.

	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)

Unrestricted cash	$6,460	$6,460
Borrowing availability	17,173	—
Trustee receivable	—	76,739
Accrued interest receivable	—	51,410
Accrued interest payable	—	(9,713)
Unsecuritized mortgage loans - payments less than one year	142,637	142,637
Warehouse financing facility - payments less than one year	(29,200)	(29,200)
Servicing advances	—	95,697
Financed advances - payments less than one year	—	(35,149)
Securitized loans - payments less than one year	—	1,694,363
Securitized debt - payments less than one year	—	(1,688,029)

Total	$137,070	$305,215

         Liquidity Resources

        We rely upon several counterparties to provide us with credit facilities to fund our loan originations and purchases, as well as fund a portion of our servicing advances. We must be able to securitize loans and obtain adequate credit facilities and other sources of funding to be able to continue to originate and purchase loans. Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms.

        To accumulate loans for securitization, we borrow money on a short-term basis through secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans that are not securitized, we also may use committed facilities to finance the advances required by our servicing contracts as well as mortgage bonds.

        Our credit agreements require us to comply with various customary operating and financial covenants and cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. We were in compliance with all such covenants under these agreements as of and for the quarter ended September 30, 2003. The material terms and features of our secured credit facilities in place are as follows:

        Committed Facilities. Changes to our committed facilities during the third quarter 2003 include the execution of a revolving facility for the securitization of up to $55.0 million of principal, interest, and servicing advances. In addition to certain financial tests placed on advances and specific rating requirements, the commitment to continue to finance these advances on a revolving basis is dependent upon the company’s ability to maintain REMIC servicer status for any advance pledged to the trust. We currently have two committed facilities with Greenwich Capital. On July 18, 2003, the Greenwich Capital $150.0 million repurchase facility was renewed extending the termination date of the facility to July 17, 2004.

        At September 30, 2003 we had committed revolving warehouse and repurchase facilities in the amount of approximately $1.5 billion. The table below summarizes our facilities and their expiration dates at September 30, 2003. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount	Expiration Date
($ in thousands)

JP Morgan Chase Bank and CDC Mortgage Capital	$140,000	December 9, 2003
Greenwich Capital Financial Products, Inc.	150,000	July 17, 2004
Greenwich Capital Financial Products, Inc.	175,000	June, 26, 2004
Bank of America, N.A	300,000	June, 23, 2004
CS First Boston Mortgage Capital, LLC	100,000	April 3, 2004
Merrill Lynch Mortgage Capital, Inc.	400,000	May 7, 2004
JPMorgan Chase Bank	150,000	October 9, 2003
Saxon Advance Receivables Backed Certificates 2002-A	75,000	August 24, 2005
Saxon Advance Receivables Backed Certificates 2003-A	55,000	October 24, 2006

Total committed facilities	$1,490,000

        Our JP Morgan Chase $150.0 million repurchase facility was amended on October 9, 2003, extending the termination date of the facility to October 7, 2004. We currently have two committed facilities with Greenwich Capital. On October 16, 2003, our Greenwich Capital $175.0 million repurchase facility was amended extending the termination date of the facility to June 24, 2005.

         Off Balance Sheet Items and Contractual Obligations

        In connection with the approximately $1.6 billion of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of September 30, 2003, our subsidiary companies made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, we may be required to remove loans from a securitization and replace them with cash or substitute loans. At September 30, 2003 there were no such breaches for any loans that had been securitized.

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

        The Company is subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. The Company accrues an estimate of the potential refunds of premium received on loan sales based upon historical experience. At September 30, 2003, the liability recorded for premium recapture expense was $0.1 million.

        Our subsidiaries have commitments to fund mortgage loans of approximately $192.4 million and $339.3 million at September 30, 2003 and December 31, 2002, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases as of September 30, 2003 and December 31, 2002 totaled $24.3 million and $25.2 million, respectively.

         Contractual Obligations and Commitments

        The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of September 30, 2003.

Payments Due by Period ($ in thousands)
Contractual Obligations - As of September 30, 2003	Total	Less than 1 year	1-3 years	3-5 years	After 5 years

Warehouse financing facility - line of credit	$29,200	$29,200	$—	$—	$—
Warehouse financing facility - repurchase
agreements	20,416	20,416	—	—	—
Bonds - repurchase agreements	1,800	1,800	—	—	—
Securitization financing - servicing advances	99,557	35,149	38,445	10,318	15,645
Securitization financing - loans and
real estate owned(1)	4,543,816	1,688,029	1,800,630	473,759	581,398
Net interest margin	66,389	5,669	60,720	—	—
Note payable	25,000	—	25,000	—	—
Capital lease obligations	13	13	—	—	—
Operating leases	24,340	8,261	13,017	3,062	—

Total contractual cash obligations	$4,810,531	$1,788,537	$1,937,812	$487,139	$597,043

(1)	Amounts listed are bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

Other Commitments	Amount of Commitment Expiration Per Period ($ in thousands)
	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	Over 5 years

Warehouse financing facility - line of credit	$140,000	$140,000	$—	$—	$—
Receivables backed certificates	130,000	—	75,000	55,000	—
Warehouse financing facility - repurchase
agreements	1,275,000	1,275,000	—	—	—

Total commercial commitments	$1,545,000	$1,415,000	$75,000	$55,000	$—

         Cash Flows

        For the nine months ended September 30, 2003, we had operating cash flows of $42.9 million, as compared to operating cash flows of $50.9 million for the nine months ended September 30, 2002. The decrease in our operating cash flows for the first nine months of 2003 was primarily the result of an increase in the trustee receivable balance in 2003 compared to 2002. Operating cash flows, as presented in our consolidated statements of cash flows, exclude the net proceeds from or repayments of mortgage warehouse financing.

Other Matters

         Related Party Transactions

        At September 30, 2003 and December 31, 2002, we had $10.7 million and $8.1 million, respectively, of unpaid principal balances within our mortgage loan portfolio, related to mortgage loans originated for our executive officers, officers, and employees. These mortgage loans were underwritten to our underwriting guidelines. When making loans to our officers and employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 basis points from the market rate. Effective December 1, 2002 we no longer renew or make any new loans to our executive officers or directors. The Company has never made loans to any of the outside directors.

         Impact of New Accounting Standards

        In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which provides interpretation of FASB Statements No. 5, 57, and 107 and rescinds FASB Interpretation No. 34. This Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has guaranteed to a creditor on behalf of a third party. It also elaborates on disclosures a guarantor is to make in its interim and annual financial statements about any obligations under certain guarantees it has issued. The effective date for the initial recognition and initial measurement provisions of this Interpretation is for guarantees issued or modified after December 31, 2002; however, the disclosure requirements are effective for financial statements ending after December 15, 2002. The Company adopted the provisions of FASB Interpretation No. 45 on January 1, 2003, and it did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

        In April 2003, FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation (“FIN”) No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003, with certain exceptions. Effective July 1, 2003, management adopted SFAS 149, and it did not have a material impact on the financial position, results of operations, or cash flows of the Company.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk Management

        We define market risk as the sensitivity of income and stockholders’ equity to changes in interest rates. Changes in prevailing market interest rates may have two general effects on our business. First, any general increase in mortgage loan interest rates may tend to reduce customer demand for new mortgage loans for the mortgage industry generally, which can negatively impact our future production volume. Second, increases or decreases in interest rates can cause changes in our net interest margin on the mortgage loans that we own or are committed to fund, and as a result, cause changes in our net income and stockholders’ equity. We refer to this second type of risk as our “managed interest rate risk,” which is the subject of this Item 3. Substantially all of our managed interest rate risk arises from debt related to the financing of our mortgage loan portfolio.

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

        The increase in the net interest margin in a falling interest rate environment or decrease in the net interest margin in a rising rate environment tends to occur because our debt typically reprices faster than our mortgage loan portfolio. The slower repricing of assets results mainly from the lag effect inherent in our hybrid mortgage loans which are fixed for either two or three years and then adjust to market interest rates – subject to limitations – compared to our debt which is typically based on LIBOR.

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

      Basis risk

        Basis risk results from our mortgage loans and related debt reacting differently to interest rate movements due to their dependency on different indices or contractual differences governing the determination of the respective rates. This results in basis risk as the mortgage loan indices tend to move at a different rate or in a different direction than the rate on our borrowings.

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

Maturity and Repricing Information

                The following table summarizes the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps and futures that we held as of September 30, 2003 and December 31, 2002.

	As of September 30, 2003
For Years Ending December 31,	2003	2004	2005	2006	2007	Thereafter
($ in thousands)

Floors Sold - Notional:	$103,020	--	--	--	--	--
Weighted average rate	2.25%	--	--	--	--	--
Caps Bought - Notional:	$961,716	$1,429,192	$1,701,642	$406,000	--	--
Weighted average rate	1.60%	2.68%	2.87%	3.33%	--	--
Caps Sold - Notional:	$828,716	$1,206,192	$1,657,642	$406,000	--	--
Weighted average rate	5.50%	5.71%	5.19%	5.03%	--	--
Futures Sold - Notional:	--	$6,250	$25,000	$18,750	--	--
Weighted average rate	--	2.08%	3.08%	4.23%	--	--
Puts Bought - Notional:	--	$900,000	$550,000	--	--	--
Weighted average rate	--	2.19%	3.90%	--	--	--
Puts Sold - Notional:	--	$112,500	$425,000	--	--	--
Weighted average rate	--	2.78%	4.76%	--	--	--

Total Notional:	$1,893,452	$3,654,134	$4,359,284	$830,750	--	--

	As of December 31, 2002
	2003	2004	2005	2006	2007	Thereafter
($ in thousands)

Floors Sold - Notional:	$188,462	--	--	--	--	--
Weighted average rate	2.25%	--	--	--	--	--
Caps Bought - Notional:	$182,000	$508,000	$468,225	--	--	--
Weighted average rate	4.13%	4.72%	5.59%	--	--	--
Caps Sold - Notional:	--	$400,000	$424,225	--	--	--
Weighted average rate	--	6.13%	6.57%	--	--	--
Futures Bought-Notional:	$781,250	$125,000	--	--	--	--
Weighted average rate	2.28%	2.97%	--	--	--	--
Futures Sold - Notional:	$833,750	$692,500	$462,500	$300,000	--	--
Weighted average rate	2.25%	4.05%	4.36%	4.62%	--	--
Puts Bought - Notional:	$700,000	--	--	--	--	--
Weighted average rate	3.48%	--	--	--	--	--
Puts Sold - Notional:	$925,000	--	--	--	--	--
Weighted average rate	3.00%	--	--	--	--	--
Calls Bought - Notional:	$225,000	$125,000	--	--	--	--
Weighted average rate	1.50%	2.50%	--	--	--	--
Calls Sold - Notional:	$225,000	$50,000	--	--	--	--
Weighted average rate	2.00%	2.00%	--	--	--	--

Total Notional:	$4,060,462	$1,900,500	$1,354,950	$300,000	--	--

Analyzing Rate Shifts

        In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves, using scenarios that we develop to provide relevant assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding Federal Reserve Bank (“FRB”) responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan portfolio over long periods of time. The table below represents the change in our net interest income and the change in fair value of our various financial derivative instruments as of September 30, 2003 and December 31, 2002 under the four different analysis scenarios that we currently use.

	Effect on Fair Value of Assumed Changes in Interest Rates Over a Three Year Period
	September 30, 2003				December 31, 2002
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
	($ in thousands)
Net interest income	$(17,153)	$(2,415)	$5,511	$40,079	$(65,530)	$(13,645)	$1,131	$8,924
Futures	190	174	65	(414)	21,780	5,178	2,387	1,465
Bought Puts	2,276	(81)	(644)	(1,962)	--	--	--	--
Sold Puts	(290)	(6)	293	874	(1,590)	--	--	--
Bought Calls	--	--	--	--	--	--	715	1,308
Sold Calls	--	--	--	--	(126)	(562)	(1,369)	(1,962)
Caps	5,721	1,316	(988)	(3,182)	4,144	70	70	343
Floors	2	--	--	--	--	(250)	(921)	(1,020)

Totals	$(9,254)	$(1,012)	$4,237	$35,395	$(41,322)	$(9,209)	$2,013	$9,058

        Scenario 1 – Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the FRB, with the assumption that the economy is growing at a pace inconsistent with a FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assume a hypothetical interest rate increase of approximately 375 basis points over a three-year period. Such an increase in interest rates is aggressive by historical standards, and provides us with a view of the fair value changes of our mortgage loans and hedge instruments under a severe stress of sensitivity.

        Scenario 2 – In this scenario we assume a slightly less severe hypothetical rise in interest rates compared to Scenario 1 in which the FRB doesn’t begin raising interest rates until the second half of 2004 and then pushes interest rates higher at a faster pace as the economy expands and inflation increases. Under this scenario, we assume that interest rates have the potential to rise approximately 350 basis points, over the same three year period, that we assume for purposes of Scenario 1.

        Scenario 3 — In this scenario we assume relatively stable hypothetical short-term rates. This scenario assumes that the FRB is relatively patient, by historical standards, as the economy maintains a range of low growth, and thus the FRB is more concerned with economic expansion than inflation. Interest rates are assumed to rise modestly in year two, with only an approximate 325 basis point increase over three years.

        Scenario 4 –This scenario assumes that the FRB determines that it must lower rates in the near term, and then begins to reverse previous interest rate cuts in year two, and more aggressively in year three, accounting for an approximate 200 basis point increase in rates over the three year period.

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

Part II. Other Information

Item 1. Legal Proceedings

Paul Graham, et al. v. America’s MoneyLine is a Collective Action Complaint filed under the Federal Fair Labor Standards Act (“FLSA”) filed on January 30, 2003 in the United States District Court, Central District of California as Case No. 03-0098. The suit alleges that loan officers who routinely worked over 40 hours per week were denied overtime compensation in violation of the FLSA. The plaintiffs seek unpaid wages at the overtime rate, an equal amount in liquidated damages, costs and attorneys fees. Under the FLSA, persons must take steps to affirmatively opt in to the proceeding in order to participate as plaintiffs. Approximately 320 current and former loan officers have opted into the proceedings. The parties executed a settlement agreement on November 3, 2003, to settle the claims of the collective action members in exchange for payment of approximately $1.4 million, which includes payment of fees and expenses of plaintiffs’ counsel. The agreement remains contingent upon entry of a stipulated dismissal by the Court and approval by all of the collective action members. If all of the collective action members do not accept the settlement, the Company may, at the Company’s option, declare the proposed settlement to be void, in which case the litigation would resume. Final notice to the Company of all collective action members who have accepted the settlement is due no later than December 1, 2003.

Josephine Coleman v. America’s MoneyLine is a matter filed in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 02L1557. This is a class action suit alleging consumer fraud and unjust enrichment under Illinois law and similar laws of other states. In December 2002, defendants filed a Petition to Compel Arbitration in the United States District Court for the Southern District of Illinois. The Motion to Compel Arbitration in federal court was denied on jurisdictional grounds. The state court case is stayed pending a decision on our appeal of the federal district court’s denial of our motion to compel arbitration. If the plaintiff achieves nationwide class certification and the case is decided adversely to America’s MoneyLine, the potential loss could materially and adversely affect the Company’s earnings. At the present time, however, the Company cannot predict the outcome of the case.

Margarita Barbosa, et al. v. Saxon Mortgage Services (f/k/a Meritech Mortgage Services, Inc.) et al., is a matter filed on November 19, 2002 in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 02C6323. This is a class action suit alleging violation of the Illinois Interest Act, the Illinois Consumer Fraud Act, similar laws, if any, in other states, and a breach of contract. The plaintiffs allege that we violated Illinois law by collecting prepayment penalties in accordance with the terms of the mortgages of certain borrowers whose loans had been accelerated due to default, and which later were prepaid by the borrowers. We believe that approximately 27 Illinois mortgages are subject to the allegations. In addition, the plaintiffs allege that their claims apply to loans that we made in all other states in addition to Illinois, where we collected prepayment penalties in these particular circumstances. The claim of Ms. Barbosa was separated from the potential class action by means of a motion to compel arbitration pursuant to the arbitration agreement in her mortgage, and the claim has been settled. The mortgages of some or all of the other plaintiffs in the alleged class do not contain arbitration agreements. The court dismissed the sole federal law claim alleged by the plaintiffs against a non-affiliated defendant, and as a result dismissed without prejudice the state law claims against Saxon Mortgage Services and the other remaining defendants on jurisdictional grounds. The remaining named plaintiff re-filed the case as Loisann Singer v. Saxon Mortgage Services, Inc. et al. in the Circuit Court of Cook County, Illinois, Case No. 03CH13222 , and on our motion, the case was removed to the U.S. District Court for the Northern District of Illinois on September 10, 2003. If the plaintiff achieves nationwide class certification and the case is decided adversely to Saxon Mortgage Services, the potential loss could materially and adversely affect the Company’s earnings. At the present time, however, the Company cannot predict the outcome of the case.

Shirley Hagan v. Concept Mortgage Corp., Saxon Mortgage and others is a class action filed on February 27, 2003 in the Circuit Court of Wayne County, Michigan. The suit alleges that the defendant mortgage companies, including Saxon Mortgage, violated the Home Ownership and Equity Protection Act, the Truth in Lending Act, and the Real Estate Settlement Procedures Act with respect to the fees and interest rate charged to plaintiff and the related loan disclosures, in connection with the plaintiff’s loan and the loans of a similarly situated class of borrowers. The suit seeks rescission of the affected loans, damages with interest, and costs and attorneys fees. We have removed the case to federal court and filed a motion to compel arbitration, which has been granted and subsequently appealed by the plaintiff. The case is now pending in the U.S. District Court for the Eastern District of Michigan, Southern Division, Case No. 03-71233. At this time we cannot predict the outcome of this matter.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc. (1)

3.2	Amended and Restated Bylaws of Saxon Capital, Inc. (2)

4.1	Form of Common Stock Certificate (1)

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Form of First Amendment to Stock Option Agreement entered into with each of Edward Harshfield, Richard Kraemer, Thomas Wageman, David D. Wesselink, each a Non-Employee Director, dated September 4, 2003

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Principal Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-71052) declared effective by the SEC on January 15, 2002.

(2)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003.

(b)	Reports on Form 8-K

On July 3, 2003, the Company furnished a Form 8-K reporting that the Company had issued a press release on July 3, 2003 announcing its earnings release and conference call dates for its results for the quarter ended June 30, 2003, and a copy of the press release was furnished as an exhibit.

On July 25, 2003, the Company filed a Form 8-K reporting that the Company had issued a press release on July 25, 2003 announcing the Company’s financial results for the second quarter 2003, and a copy of the press release was filed as an exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 10, 2003

SAXON CAPITAL, INC. By: /s/ Michael L. Sawyer —————————————— Michael L. Sawyer Chief Executive Officer (authorized officer of registrant)

Dated: November 10, 2003

By: /s/ Robert B. Eastep —————————————— Robert B. Eastep Principal Financial Officer