Form 10-K
period 2003-12-31
SAXON CAPITAL INC
filed 2004-03-12
CIK 1160425

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2003

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

The number of shares of common stock of the registrant outstanding as of March 1, 2004 was 28,679,447. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003 was $375,319,647.

Documents Incorporated by Reference

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2003. Portions of such proxy statement are incorporated by reference in Part III of this Form 10-K.

i

PART I

Certain information contained in this Report constitutes forward-looking statements under Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology. All statements contained in this item as well as those discussed elsewhere in this Report addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions, as of the date of this Report, regarding future events and operating performance, and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons, including those addressed in “Risk Factors” and the following risks and uncertainties:

•	changes in overall economic conditions or unanticipated changes in interest rates;

•	our ability to successfully implement our growth strategy;

•	greater than expected declines in consumer demand for residential mortgages, particularly non-conforming loans;

•	our ability to sustain loan origination growth at levels sufficient to absorb costs of production and operational costs;

•	continued availability of financing facilities and access to the securitization markets or other funding sources;

•	deterioration in the credit quality of our loan portfolio;

•	lack of access to the capital markets for additional funding;

•	challenges in successfully expanding our servicing platform and technological capabilities;

•	failure to complete the proposed REIT conversion or difficulty in satisfying complex rules in order for us to qualify as a real estate investment trust, or REIT, for federal income tax purposes;

•	the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes;

•	our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by the federal income tax laws and regulations applicable to REITs;

•	changes in federal income tax laws and regulations applicable to REITs;

•	future litigation developments; and

•	increased competitive conditions or changes in the legal and regulatory environment in our industry.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update publicly any of these statements in light of future events except as required in subsequent periodic reports we file with the SEC.

Item 1.	Business

Saxon Capital, Inc. is a Delaware corporation organized on April 23, 2001 for the purpose of acquiring the business of SCI Services, Inc., a Virginia corporation, which we refer to as our predecessor. Our original name was Saxon Capital Acquisition Corp., and we changed our name to Saxon Capital, Inc. on October 5, 2001. We acquired all of the issued and outstanding capital stock of our predecessor, from Dominion Capital, Inc., or Dominion Capital, a wholly owned subsidiary of Dominion Resources, Inc., or Dominion Resources, on July 6, 2001. Most of our executive management team were officers of our predecessor prior to the transaction. We maintain our principal executive offices at 4860 Cox Road, Suite 300, Glen Allen, Virginia 23060, and our telephone number is (804) 967-7400. Our common stock is listed on the Nasdaq National Market under the symbol “SAXN.”

Available Information

This annual report on Form 10-K, as well as all quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are made available as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, free of charge, through our website. Our website address is www.saxoncapitalinc.com.

We have adopted a code of conduct that applies to all of our employees. Our code of conduct is also available, free of charge, on our website, along with our Audit Committee Charter, our Nominating and Corporate Governance Committee Charter and our Compensation Committee Charter. We will post on our website any amendments to the code, or waivers from, our code of conduct, if any, applicable to any of our directors or executive officers.

General

Our primary business strategy is to manage and grow on our balance sheet our portfolio of non-conforming mortgage loans to produce stable net interest and fee income. Our primary means of growing our portfolio is our three loan production business channels, which we call our retail, our wholesale, and our correspondent business channels. We refer to our retail, wholesale, and correspondent channels collectively as our “production channels.” Our fourth business channel is our servicing business channel through which we service the loans in the portfolio, as well as loans owned by third parties. We conduct our wholesale and our correspondent business channels, as well as secondary marketing, master servicing, and other administrative functions through Saxon Mortgage, Inc., which we refer to as Saxon Mortgage, and our retail business channel through America’s MoneyLine, Inc., which we refer to as America’s MoneyLine. We conduct our servicing business channel through Saxon Mortgage Services, Inc., referred to as Saxon Mortgage Services. See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a complete discussion of our consolidated results as well as our four business channels, which we present as segment results. Throughout our discussion of our business operations, words such as “we” and “our” are intended to include these operating subsidiaries and, for references to periods occurring prior to July 6, 2001, include our predecessor.

In our production channels, we originate, purchase, securitize, and service primarily non-conforming residential mortgage loans. These loans are secured primarily by first mortgages. We believe we deliver superior value and service through our disciplined credit, pricing, and servicing processes throughout the lives of these loans. Our borrowers typically have limited credit histories, have high levels of consumer debt, or have experienced credit difficulties in the past. Mortgage loans to such borrowers are generally classified as “non-conforming” because they generally do not conform to or meet the underwriting guidelines of one or more of the government sponsored entities. We originate and purchase loans on the basis of the borrower’s ability to repay the mortgage loan, the borrower’s historical pattern of debt repayment, and the appropriateness of the loan collateral including the amount of equity in the borrower’s property (as measured by the borrower’s loan-to-value ratio, or LTV). The interest rate and maximum loan amount are determined based upon our underwriting and risk-based pricing matrices. We have been originating and purchasing non-conforming mortgage loans since 1995, and believe the proprietary data that we have accumulated in our data warehouse is key to our ability to analyze the characteristics that drive loan performance.

At Saxon Mortgage, our wholesale channel originates or purchases loans through its network of approximately 4,000 independent brokers throughout the country. At America’s MoneyLine, our retail channel originates mortgage loans directly to borrowers through its retail branch network of 27 locations, and also uses direct mail and the Internet to originate loans. Our correspondent channel purchases mortgage loans from approximately 300 correspondent lenders following a complete re-underwriting of each mortgage loan. For the years ended December 31, 2003 and 2002, we originated, purchased or called approximately $2.8 billion and $2.5 billion, respectively, and securitized approximately $2.7 billion and $2.2 billion of residential mortgage loans, respectively. Called loans occur upon exercise of the clean-up call option by us, as servicer or master servicer, of the securitized pools of our predecessor for which Dominion Capital retained residual interests. A clean-up call option is an option to acquire all remaining mortgage loans, and any real estate owned, referred to as REO, in a securitized pool that arise at the time the aggregate unpaid scheduled principal balance of the loans declines to an amount that is less than 10% of the aggregate unpaid scheduled principal balance of the total pool at the time of securitization. In some cases the rights to exercise the call option, as well as the pool of called loans, may be owned by an unaffiliated third party. With respect to 2002, the clean-up call options in some instances were held by us and in others were held by Dominion Capital.

We intend to continue accessing the asset-backed securitization market to provide long-term financing for our mortgage loans. We generate earnings and cash flows primarily from the net interest income and fees that we earn from the mortgage loans we originate and purchase. We finance the loans initially under one of several different secured and committed warehouse financing facilities on a recourse basis. These loans are subsequently financed using asset-

backed securities issued through securitization trusts. See “Securitization and Financing.” From May 1996 to December 31, 2003, we securitized approximately $15.8 billion in mortgage loans. Prior to July 6, 2001, we structured our securitizations as sales, retaining certain residual interests and recognizing a one-time gain or loss under accounting principles generally accepted in the United States of America, or GAAP. Since July 6, 2001, we have structured our securitizations as financing transactions for financial reporting purposes. Accordingly, following a securitization, (1) the mortgage loans we originate or purchase remain on our consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This change to “portfolio-based” accounting significantly impacts our consolidated results of operations compared to the results of our predecessor prior to July 6, 2001. Therefore, our results for periods prior to July 6, 2001 and management’s discussion of such results may not be indicative of our future results. This accounting treatment, however, more closely matches the recognition of income with the receipt of cash payments on the individual loans.

Once we originate or purchase a mortgage loan, Saxon Mortgage Services begins the process of performing the administrative services for the loan. These activities are called “servicing.” Saxon Mortgage Services applies servicing procedures we believe are diligent and proactive, which are designed to ensure that the loan is repaid in accordance with its terms.

Recent Developments

On January 26, 2004, we announced that our Board of Directors had authorized us to convert to a REIT, subject to shareholder approval and other conditions. If approved, we expect the proposed REIT conversion to be completed during the third quarter of 2004.

On February 13, 2004, our wholly owned subsidiary formed for the purpose of effecting the proposed REIT conversion, Saxon REIT, Inc., filed a preliminary proxy statement/prospectus on Form S-4, which we anticipate will be amended, with the Securities and Exchange Commission that provides more detailed information regarding the proposed REIT conversion. The proposed REIT conversion contemplates us becoming a subsidiary of Saxon REIT, Inc., by means of a merger. Saxon REIT will become a publicly traded company and elect REIT status. We plan to present the merger agreement to our shareholders for approval at our annual meeting, which is expected to be held in the second quarter of 2004. Shareholders and investors are urged to read the proxy statement/prospectus because it contains important information, including detailed risk factors, about Saxon and the proposed transaction. A copy of the proxy statement/prospectus and other relevant documents are available free of charge at the SEC’s website (www.sec.gov) or can be obtained by contacting us at the address listed above.

There can be no assurance that the proposed REIT conversion will be consummated, and if it is not consummated, we will continue to operate our business as we have been doing so in the past.

With the exception of the impact of taxes and dividends following the proposed REIT conversion, we expect that our historical results of operations will be comparable to our results of operations following the proposed REIT conversion.

Changes in Our Business as a Result of the Proposed REIT Conversion

We expect that we will continue to conduct our business operations after the proposed REIT conversion substantially as they are currently conducted. We will continue to use our current mortgage loan underwriting guidelines, credit and pricing discipline, and loan servicing practices. Moreover, we will continue our current retail, wholesale, and correspondent loan production channels. We expect to make some changes to our business operations if we convert to a REIT, which are described below.

•	Loan origination, acquisition, and servicing. Saxon Mortgage and America’s MoneyLine would continue to originate, underwrite, process, and fund loans under our existing policies, procedures, and underwriting guidelines. Saxon Mortgage Services would continue to service loans, as well as loans owned by non-affiliates under our existing policies and procedures. Initially, we will elect to treat Saxon Mortgage, America’s MoneyLine, and Saxon Mortgage Services as taxable REIT subsidiaries. We may, however, in the future, decide to conduct some or all of our loan origination or servicing activities in our REIT or in qualified REIT subsidiaries.

•	Loan Sales. Currently, we retain and securitize most of our loans, electing to sell to non-affiliates a relatively small portion of our loan production that we determine can be more profitably sold as opposed to retained in our portfolio. We expect this strategy to continue after the proposed REIT conversion. However, after the proposed REIT conversion, we expect that all loans we intend to retain in our portfolio will be sold as soon as practicable after origination by Saxon Mortgage and America’s MoneyLine to Saxon REIT at arm’s-length fair market value, requiring us to recognize taxable gain on such sales. In addition, all newly originated loans that we do not elect to retain in our portfolio will be sold by our taxable REIT subsidiaries in taxable sales.

•	Short-term financing. We expect to continue meeting our short-term financing requirements with committed warehouse and repurchase facilities from a diverse group of counterparties. Our current facilities contain terms that will require us to negotiate amendments or new facilities with our counterparties for the facilities to continue after the proposed REIT conversion. Saxon REIT may become a party to the new warehouse and repurchase facilities. We intend our new financing facilities to provide the capability both for our taxable REIT subsidiaries to fund their operations, and for Saxon REIT to fund its purchase and accumulation of loans for securitization.

•

Long-term financing. We expect to continue financing our loan portfolio for the long-term through securitizations. Historically, our securitizations have been structured as REMICs, which have required us to recognize gain for tax purposes at the time of securitization. Following the proposed REIT conversion, we intend to structure most or all of our securitizations as non-REMIC borrowing transactions for federal income tax purposes, which will facilitate compliance with the REIT income and asset tests and allow us to defer recognition of any taxable gain associated with the securitized mortgage loans. We will have less flexibility in some respects in structuring our non-REMIC borrowing transactions than we had with our prior REMIC securitizations:

•	unlike in the case of a REMIC, all of the debt securities issued to investors in a non-REMIC securitization generally must have an investment-grade rating;

•	the equity interest in a non-REMIC securitization generally is less liquid than its REMIC analogue because it must be wholly-owned by a REIT or a qualified REIT subsidiary; and

•	we will have less flexibility in structuring “interest only” type securities in a non-REMIC securitization than in a REMIC.

However, we believe that the benefits from deferring the recognition of any taxable gain associated with the mortgage loans securitized through non-REMIC borrowing transactions will exceed the economic cost of the structuring limitations related to those transactions.

•	Hedging. We currently use various derivative financial instruments to provide a level of protection against interest rate risks. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of the debt related to the financing of our mortgage loan portfolio. Following the proposed REIT conversion, we expect to continue this hedging strategy; however, REIT qualification tests will limit the amount of income we can receive from financial derivatives in the REIT. As a result, we may be required to conduct some hedging activities through taxable REIT subsidiaries, which will subject the related hedging income to corporate income tax and, in some circumstances, may limit the effectiveness of our hedging strategy.

In addition, as part of the proposed REIT conversion, we intend to raise additional capital, which we currently expect to be approximately $500 million, in a public offering. We expect to use the proceeds from this offering to retire a $25 million promissory note of Saxon, to pay the cash portion of the merger consideration, and to purchase assets from Saxon, and for working capital. We currently expect that the total amount of the cash portion of the merger consideration will be between $100 million and $140 million. Earnings of our taxable REIT subsidiaries will be taxed and retained in the subsidiaries as retained earnings. To the extent that our taxable REIT subsidiaries do not dividend these retained earnings to us, these earnings will not be distributed as dividends to our shareholders. We anticipate that we will be able to grow shareholder equity through the retained earnings of our taxable REIT subsidiaries.

Industry Overview

The residential mortgage market is the largest consumer finance market in the United States. Lenders in the United States originated over $3.4 trillion in single-family mortgage loans in 2003, of which the sub-prime mortgage industry accounted for approximately $332.0 billion of total mortgage originations. A substantial portion of the loan originations in 2003 is attributable to mortgage loan refinancings by customers taking advantage of the decline in interest rates during 2003. According to the Mortgage Bankers Association of America’s website, lenders in the United States are expected to originate approximately $1.6 trillion in single-family mortgage loans in 2004. We anticipate that the decline will result largely from a reduction in refinancing of conforming loans as interest rates rise. Thus, we do not expect the same level of decline in the non-conforming market. Generally, the industry is segmented by the size of the mortgage loans and credit characteristics of the borrowers. Mortgage loans that conform to a government sponsored entity, such as the Federal National Mortgage Association, “Fannie Mae” or the Federal Home Loan Mortgage Corporation, “Freddie Mac,” which have guidelines for both size and credit characteristics, are called conforming mortgages. Our mortgage loans are considered non-conforming mortgages because of the size of the loans (generally referred to as jumbo mortgages), or the credit profiles of the borrowers (generally referred to as sub-prime mortgages), or both. We believe the non-conforming segment of the mortgage industry provides credit to a broad range of consumers who are underserved by the conforming mortgage market.

Business Strategy

Our primary goal is to manage and grow our portfolio of non-conforming mortgage loans that produce net interest and fee income. We believe we can achieve this goal by continuing and building upon our disciplined credit underwriting, proactive collections and customer service, and strong history of managing credit risk in the non-conforming mortgage market. Specifically, we intend to:

•	increase production volume across our origination platform by enhancing a targeted marketing strategy that will enable us to increase our competitive position by focusing on profitable market segments and products;

•	utilize aggregated historical loan performance information accumulated in our data warehouse to refine our risk based pricing strategies to help minimize our credit exposure while maximizing our expected return on investment;

•	increase the consistency of our loan performance by emphasizing high levels of borrower contact through our Life of the Loan Credit Risk Management strategy;

•	continue investing in technology to support consistent credit decisions, loss mitigation efforts, and operating efficiencies, and to increase customer satisfaction by providing quick decision and service delivery; and

•	prudently grow our loan volume and maximize the return on our fixed cost infrastructure.

Business Channels

Wholesale – Overview

Our wholesale channel purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies and mortgage brokers. We have increased the number of brokers with whom we do business with to 2,118 brokers in 2003 as compared to 2,012 brokers in 2002 and 1,872 brokers in 2001. We provide a variety of mortgage products to our brokers that allow them to better service their customers. Mortgage brokers identify applicants, help them complete loan application paperwork, gather required information and documents, and act as our liaison with the borrower during the lending process. We review and underwrite an application submitted by a broker, accept or reject the application, determine the range of interest rates and other loan terms and, upon acceptance by the borrower and satisfaction of all conditions to the loan, fund the loan. In some instances, brokers will close the loan using their sources of funds, and then sell us the closed loan after we underwrite it. By relying on brokers to market our products and assist the borrower throughout the loan application process, we can increase loan volume through the wholesale channel without increasing marketing, labor, and other overhead costs incurred in connection with retail loan production.

New brokers enter our wholesale network from various sources. Our account executives and our website are the main sources for new brokers. Brokers must meet various requirements and must complete the broker application package, provide evidence of a state license, articles of incorporation, financial statements, resumes of key personnel, and other information as needed. The wholesale channel’s management reviews this information to determine if the broker should be approved. When appropriate, the application may be reviewed and investigated by our Quality Control and Risk Management Department, or QC Department, before final approval.

Our on-going investment in technology has allowed us to provide our broker network with the ability to obtain on-line loan approvals and pricing in seconds. We believe the power and convenience of on-line loan approvals is a value added service that has and will continue to solidify our business relationships. In addition, our website provides our customers with loan status reports, product guidelines, loan pricing, interest rate locks, and many other added features. We expect to continue to adapt web-based technologies to enhance our one-on-one relationships with our customers.

During 2003, our wholesale channel implemented several key initiatives directed at improving our overall performance. These initiatives primarily focused on developing a solid sales organization, enhancing operational performance, increasing profitability and improving the technology related components of our business. In 2003, the following initiatives were achieved:

•	Restructured our sales division to enhance customer relationships and increase market penetration.

•	Increased our investment in sales and customer service training.

•	Completed several loan process enhancements to improve credit cycle times and reduce compliance related issues.

•	Launched a significantly enhanced web site to increase customer utilization and improve operational efficiencies.

In 2004, wholesale will continue implementation of our core initiatives to grow production, improve operating efficiencies and increase profitability. The following initiatives are planned for 2004:

•	Expansion of our internalized sales group to increase market penetration and grow production while reducing the associated origination costs.

•	Increase usage of our automated underwriting system to reduce origination costs.

•	Revise our sales compensation plans to refocus our credit mix.

•	Enhance front-end fraud detection procedures to decrease risks associated with loan fraud.

Correspondent – Overview

We enter into loan purchase and sale agreements with mortgage bankers, banks, thrifts, and credit unions to sell non-conforming residential mortgage loans to us through our correspondent channel. Our correspondent lenders close their loans through their own financing. After the loans are closed, the correspondent sells them to us through either flow or bulk delivery. We had approximately 300 approved correspondent lenders as of December 31, 2003.

We seek to buy most of the loans we purchase from correspondent lenders on an individual flow basis. That is, we re-underwrite and review the collateral for each loan on an individual basis. This “flow-delivery” method of purchasing loans is the most profitable, proven to produce lower delinquencies and, therefore, our preferred, option. We also make bulk purchases of loans in which our correspondent lenders close the loans and hold them until they have a pool of loans ready to be sold at one time. We still re-underwrite each loan and review all collateral before purchasing but, in this case, the pool of loans is put up for bid by the correspondent and typically sold to the purchaser offering the highest price. For the years ended December 31, 2003, 2002, and 2001, our correspondent flow loan volume accounted for approximately 77%, 62%, and 39%, respectively, of our total correspondent channel loan production. Our 2003 flow volume exceeded our 2002 and 2001 volume by 84% and 97%, respectively, which was mainly attributable to the continued growth in our customer base and the strong refinance market that existed during 2003. We continue to focus our efforts on the more profitable flow portion of the business, and we maintain capacity to underwrite, perform a funding/compliance review, and purchase bulk volume well in excess of our 2003 production.

New correspondent lenders become our customers from leads generated by our correspondent sales force. Our account executives and our website are the main sources for new correspondent lenders. Generally, to become one of our approved correspondent lenders, a correspondent must meet various requirements and must complete the seller application package, provide evidence of a state license, bank or thrift charter, financial statements, evidence of insurance and regulatory compliance, a copy of quality control procedures, resumes of key personnel, and other information as needed. Our QC Department reviews this information for final approval.

In 2003, our correspondent channel implemented several key initiatives directed at improving our overall performance. In 2003, the following initiatives were achieved:

•	Increased our online automated underwriting system usage.

•	Continued to streamline the funding process while broadening our flow customer base as we purchased loans from 182 different flow correspondent lenders during 2003 as compared to 179 in 2002 and 162 in 2001.

For 2004, management established the following key initiatives for our correspondent business channel:

•	Increase the number of funding customers by over 20%.

•	Increase usage of our automated underwriting system to reduce origination costs.

•	Diversify our production by marketing our traditional sub-prime lending products.

•	Create new on-line/video customer training tools to better serve our customers with multiple branch locations.

•	Implement new automated functions to speed our delivery and to streamline our decision making process.

•	Enhance front-end fraud detection procedures to decrease risks associated with loan fraud.

Retail – Overview

Our retail channel is operated by our wholly-owned subsidiary, America’s MoneyLine. We originate non-conforming mortgage loans directly to borrowers through America’s MoneyLine’s 27 branch offices. These branches are located in the following metropolitan areas: Phoenix, AZ; Foothill Ranch, CA; Walnut Creek, CA; Denver, CO; Milford, CT; Ft. Lauderdale, FL; Tampa, FL; Atlanta, GA; Oakbrook Terrace, IL; Indianapolis, IN; Merriam, KS; New Orleans, LA; Greenbelt, MD; Livonia, MI; Raleigh, NC; Omaha, NE; Cherry Hill, NJ; Buffalo, NY; Hauppauge, NY; Las Vegas, NV; Portland, OR; Pittsburgh, PA; Nashville, TN; Dallas, TX; Ft. Worth, TX (Retention Unit); Glen Allen, VA (Internet/Direct Unit); and Richmond, VA.

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

In 2003, our retail channel implemented the following key initiatives:

•	Focused on achieving growth through new branch openings, system automation and the on-going development of our current staff. Sales training continues to focus heavily on customer referrals in order to establish branch customer bases as well as increase marketing efficiencies.

•	Funded $196.2 million in self-generated and customer-referred originations, more than double from the previous year.

•	Introduced several new applications to improve our loan origination and processing procedures.

•	Increased our marketing diversification efforts to include a greater emphasis on lower rated credit quality borrowers.

For 2004, management established the following key initiatives for our retail business channel:

•	Continue to improve our existing technology as well as implement new applications and services that will dramatically decrease our loan turn times.

•	Increase usage of our automated underwriting system to reduce origination costs.

•	Implement additional automation of our underwriting program for our customers and staff.

•	Expand our marketing capabilities to utilize new lead sources and enhance our lead quality to improve lead conversion rates.

•	Enhance front-end fraud detection procedures to decrease risks associated with loan fraud.

•	Diversify our production by marketing our traditional sub-prime lending products.

•	Reduce employee turnover.

We have no plans to open additional branch offices in 2004. We review the top 40 metropolitan statistical areas to identify our target markets based on the following initial statistics:

•	number of households;

•	homeownership rates;

•	home price ranges;

•	unemployment rates;

•	delinquency rates;

•	median household income;

•	and available equity.

In addition, we review competitors’ performance in those markets to identify strategic opportunities for growth. We also conduct a monthly review of our branch performance to determine the profitability levels of each branch.

Servicing – Overview

Once we originate or purchase a mortgage loan, our wholly-owned subsidiary, Saxon Mortgage Services, begins the process of servicing the loan, seeking to ensure that the loan is repaid in accordance with its terms. Our Life of the Loan Credit Risk Management strategy is applied to every loan in our servicing portfolio. The inherent risk of delinquency and loss associated with non-conforming loans requires active communication with our borrowers. Beginning with an introductory call made as soon as seven days following the origination or purchase of a mortgage loan, we attempt to establish a consistent payment relationship with the borrower. In addition, our call center uses a predictive dialer to create calling campaigns for delinquent loans based upon the borrower’s historical payment patterns and the borrower’s risk profile. Our technology delivers extensive data regarding the loan and the borrower to the desktop of the individual providing service. Contact with our borrower is tailored to reflect the borrower’s payment habit, loan risk profile, and loan status. Borrower contact is initiated through outbound telephone campaigns, monthly billing statements, and direct mail. Our website provides borrowers with access to account information and online payment alternatives.

In 2003, our servicing channel implemented the following initiatives:

•	Enhanced our relationship with our borrowers, by upgrading our servicing platform in 2003 by converting to Fiserv to support more intuitive customer service strategies.

•	Increased our loss mitigation capabilities by implementing an online decision support system.

•

Launched an advanced customer service website delivering a full range of service and up-to-date information to our borrower’s desktop. Immediate access to information regarding the borrower’s situation and desktop delivery of this information to our employees within a decision support framework (Fiserv and our Default Resolution Plan system, or DRP system) remain critical to our success.

•	Established a customer relations department to insure compliance in handling customer issues and improve our response time.

•	Invested in technology for our payment processing department that not only allowed quicker processing of payments, but, more importantly, improved our ability to handle payment exceptions quickly—a key to successful non-conforming mortgage servicing.

•	Employee training was a key to the success of 2003, logging in over 10,000 hours of training in preparation of our servicing system conversion.

For 2004, management established the following key initiatives for our servicing channel:

•	Continued reinforcement of the business structure and training of our increased staff.

•	Establishing a “Best Practices” plan to continue our exceptional customer service levels.

•	Continuing to focus on productivity gains through process improvement and outsourcing non-essential areas.

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

Accounts moving from thirty days delinquent to sixty or more days delinquent are transferred to the Loss Mitigation department, which is supported by the predictive dialer, as well as the Fiserv system. The Loss Mitigation department continues to actively attempt to resolve the delinquency while our foreclosure department refers the file to local counsel to begin the foreclosure process.

Delinquent accounts not resolved through collection and loss mitigation activities are foreclosed in accordance with state and local laws. Foreclosure timelines are managed through an outsourcing partner that uploads data into the loan servicing system. The Fiserv system schedules key dates throughout the foreclosure process, enhancing the outsourcer’s ability to monitor and manage foreclosure counsel. Properties acquired through foreclosure are transferred to the Real Estate Owned department to manage eviction and marketing of the properties.

Once the properties are vacant, they are listed with one of three national asset management firms who develop a marketing strategy designed to ensure the highest net recovery upon liquidation. The Real Estate Owned department monitors these asset managers. Property listings are reviewed monthly to ensure the properties are properly maintained and actively marketed. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Business Segment Results” for a further discussion of our wholesale, retail, correspondent, and servicing channels.

Underwriting

We originate and purchase loans in accordance with the underwriting criteria described below. The loans we originate and purchase generally do not meet conventional underwriting standards, such as the standards used by government sponsored entities, such as Fannie Mae or Freddie Mac. As a result, our loan portfolios are likely to have higher delinquency and foreclosure rates than loan portfolios based on conventional underwriting criteria. We have established six classifications with respect to the credit profile of potential borrowers, and we assign a rating to each loan based on these classifications. Our underwriting guidelines are designed to help us evaluate a borrower’s credit history and capacity to repay the loan. Underwriting also determines the adequacy of the property that will secure the loan as collateral. In addition, we review credit scores derived from the application of one or more nationally recognized credit scoring models. Based on our analysis of these factors, we will determine loan terms, including the interest rate and maximum LTV. We generally offer borrowers with less favorable credit ratings loans with higher interest rates and lower LTVs than borrowers with more favorable credit ratings based upon our assessment of the loan’s risk or probability of default.

Our underwriting philosophy is to analyze the overall situation of the borrower and to take into account compensating factors that may be used to offset certain areas of weakness. Specific compensating factors include:

•	mortgage payment history;

•	disposable income;

•	employment stability;

•	number of years at residence;

•	LTV;

•	income documentation type; and

•	property type.

We underwrite each loan individually, even in instances where we purchase a group of mortgage loans in bulk. Our senior underwriting managers generally have a minimum of ten years of industry experience and report directly to the Executive Vice President in charge of the respective business channel, and directly to our Chief Credit Officer for credit policy matters. Reporting to each senior underwriting manager are supervisory underwriting managers who have substantial industry experience. Our underwriting managers conduct regular training sessions on emerging trends in production, as well as provide feedback from the monthly DRP and risk management meetings, which are held quarterly. In addition to the business channels’ senior underwriting managers, the underwriting departments of the wholesale, retail, and correspondent channels have a total of 19, 15, and 8 underwriters, respectively.

Our underwriting guidelines are determined by our credit committee, referred to as the Credit Committee, which is composed of senior executives as well as members of senior management of each business channel. The Credit Committee meets frequently to review proposed changes to underwriting guidelines. To the extent an individual loan does not qualify for a loan program or credit grade, our underwriters can and will make recommendations for an approval of the loan by “underwriting exception.” Our business channels’ underwriting managers have final approval of underwriting exceptions. Loan exceptions are tracked in our data warehouse and performance of loans with and without exceptions are monitored and reported monthly to appropriate company officers.

We underwrite every loan we originate or purchase through our production channels. This means we thoroughly review the borrower’s credit history, income documents (except to the extent our stated income and limited documentation loan programs do not require income documentation), and appraisal for accuracy and completeness. We also use our automated credit decision system to provide pre-qualification decisions over the Internet. When using this system, the loan is still underwritten by one of our underwriters before funding. While we intend to continue to expand the functionality of our automated decision system to enhance efficiencies, we will continue to use our staff to review income, transaction details, and appraisal documentation to ensure that the loan is underwritten in accordance with our guidelines.

Our underwriting standards are applied in accordance with applicable federal and state laws and regulations, and require a qualified appraisal of the mortgaged property conforming to Fannie Mae and Freddie Mac standards or in some cases an insured automated valuation. Each appraisal includes a market data analysis based on recent sales of comparable homes in the area and a replacement cost analysis based on the current cost of building a similar home. The appraisal may not be more than 180 days old on the day the loan is originated. In most instances, we require a second full appraisal for properties that have a value of more than $500,000.

We have three loan documentation programs:

•	Full Documentation—under this program, an underwriter reviews the borrower’s credit report, handwritten loan application, property appraisal, and the documents that are provided to verify employment and bank deposits, such as W-2s, pay stubs, and/or signed tax returns for the past two years.

•	Limited Documentation—loans under this program are made to self-employed borrowers; six months of personal and/or business bank statements are acceptable documentation of the borrower’s stated cash flow; LTVs over 80% require two years of personal bank statements.

•

Stated Income—in this program, the borrower’s income as stated on the loan application must be reasonable for the related occupation, because the income is not independently verified. Our processors do, however, verify the existence of the business and employment; a self-employed borrower must have been in business for at least two years.

Our full documentation program requires the highest level of credit documentation of all of our programs, and is typically selected by those borrowers that are able to meet those requirements. Our limited documentation program is typically selected by self-employed borrowers, who may have encountered difficulty qualifying for Fannie Mae and Freddie Mac loans due to the requirements for W-2 forms, pay stubs, and similar employment-related documentation requirements associated with such loans. Our stated income program is typically selected by borrowers who do not meet the requirements for independent verification of income associated with Fannie Mae and Freddie Mac loans. Both limited documentation and stated income program loans require specialized underwriting and involve higher degrees of risk; accordingly these loans generally have higher interest rates and lower LTV ratios than would be available to borrowers that meet the requirements of our full documentation program.

We may, from time to time, apply underwriting criteria that are either more stringent or more flexible depending on the economic conditions of a particular market.

As described below, we have three loan programs for first mortgages, several niche programs for 100% combined LTV, referred to as CLTV, and second mortgages. The key distinguishing features of each program are the documentation required to obtain a loan, the LTV, and credit scores necessary to qualify under a particular program. Nevertheless, each program uses maximum LTVs and loan amounts to mitigate risk.

In addition, each of our loan products has a maximum CLTV amount, which is the maximum encumbrance allowed on a specific mortgaged property. We permit three general categories of second liens that may be subordinate to a Saxon first lien. These are:

•	a second lien of ours;

•	an institutional lender’s second lien; or

•	a private second lien (including second liens retained by a seller of a mortgaged property).

The maximum CLTV varies based on occupancy type, documentation type, credit grade, LTV, credit score, and loan amount. Our “A” credit grade second lien program allows for a maximum CLTV of 100% for fully documented loans secured by owner-occupied properties to borrowers with a minimum credit score of 600. Subordinate financing behind our traditional first lien program will allow maximum CLTVs of up to 110% for fully documented loans with a reduced first lien LTV and institutional financing on owner-occupied properties. For all products, subordinate financing on “B,” “C” and “D” credit grade first liens must be from an institutional lender.

Traditional Underwriting Program. In this program, we analyze loan risk by comparing the loan details with credit-grade-specific guidelines including mortgage history, secondary credit history, bankruptcy history, and debt-to-income ratio. Consideration is given to borrower trends, credit history, and the benefits of the loan to the borrower. Traditional first liens are available for mortgages secured by properties of all occupancy types, and in all of our loan documentation programs.

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

These variables fit into parameters for maximum LTV and loan amount by occupancy, income documentation, and property type to assess rate and risk. This program is available for mortgage loans secured by properties of all occupancy types, and in all of our loan documentation programs. Because the ScorePlus underwriting decision is based solely on the five factors listed above, the underwriting process can be more extensively automated for those customers for whom speed of decision is the paramount need. The ScorePlus program involves a lesser degree of individualized examination of traditional underwriting factors (other than the five factors listed above). To compensate for this incremental credit risk, we have higher credit score and credit grade requirements in our ScorePlus program. Unlike our traditional underwriting program, ScorePlus does not offer the possibility of our allowing reasoned exceptions to any of the underwriting decision factors. For borrowers unable to meet the ScorePlus requirements, we continue to offer traditional underwriting that allows us to examine the borrower’s specific circumstances and, where we can do so prudently and at an appropriately risk-adjusted price, extend credit based on reasoned exceptions.

We believe our ScorePlus program, which was introduced to the marketplace in January 2001, is one of our most successful products developed to date. For the year ended December 31, 2003, we generated $1.6 billion in loan production through our ScorePlus program or 55% of our total loan volume for 2003, as compared to $994 million or 40% of total loan volume for the year ended December 31, 2002. We expect that ScorePlus’ percentage of our total production will continue to increase throughout 2004.

ScoreDirect Program. We introduced our ScoreDirect program in December of 2003 using the credit score as the determining factor in the credit decision. ScoreDirect is only offered as a full documentation product. In addition to credit score, the following factors are also considered.

•	bankruptcy history;

•	foreclosure history;

•	debt-to-income ratio; and

•	current mortgage delinquency.

ScoreDirect, like ScorePlus, does not offer the possibility of our allowing certain exceptions. For loans not meeting our ScoreDirect guidelines the traditional guidelines are applied for possible qualification.

Second Liens. This credit score driven product, available for loans up to 100% CLTV, is concentrated on the home equity market and is available for loans secured by owner-occupied primary residences only and under our full documentation and stated income loan documentation programs. We typically sell the second liens that we originate or purchase.

Quality Control

The primary focus of our QC Department is to ensure that all loans are underwritten in accordance with our underwriting guidelines. The QC Department consists of 20 employees as of December 31, 2003, including our Vice President of Quality Control.

Our QC Department has a monthly process for reviewing and re-underwriting approximately 15% to 18% of all loans funded. Using a statistical based sampling system, the QC Department selects certain funded loans, re-underwrites those loans, re-verifies the sources of income, re-verifies employment, and reviews the appraisals to ensure collateral values for the loans are supported by the appraisals. In addition, the QC Department selects loans before funding for re-underwriting based upon collateral and borrower characteristics as a further quality control to ensure that the loans tested are consistent with our guidelines.

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

Findings of the QC Department are reported on a quarterly basis to members of senior management during the risk management meeting. Under our policies, any material findings noted during the QC Department’s monthly review are to be communicated to senior management immediately. During this meeting, management analyzes the results of the monthly QC Department audits as well as performance trends and servicing issues. Based upon this meeting, further analysis is undertaken and recommendations may be made to the Credit Committee to modify underwriting guidelines or procedures.

Mortgage Loan Portfolio

Our net mortgage loan portfolio included on our balance sheet was $4.7 billion at December 31, 2003. This represented a growth of $1.1 billion or 31% over our balance of $3.6 billion at December 31, 2002. We have generally seen consistent levels on our combined weighted average LTV, percentage of first mortgage owner occupied and mix of fixed rate and variable rate mortgage loan characteristics. We saw an increase in our average loan balance and weighted average median credit scores due to efforts in our origination channels in 2002 and 2003 to originate higher balance loans with higher credit grades. We expect that these changes to the composition to our portfolio would have a positive effect on the performance of the portfolio with a lower level of losses expected. We expect lower levels of impaired loans and losses in relation to the portfolio as a whole and this has lead to a lower required allowance for loan loss as a percentage of the mortgage loan portfolio.

We also saw a decrease in the weighted average interest rate on our portfolio from 2002 to 2003. This was due to lower interest rates in the market and our focus on higher credit quality mortgage loans during 2003 and during a majority of 2002. This decrease in interest rates has caused a decline in the gross yield that we earn on our mortgage portfolio. Management has shifted its focus to increasing its lower credit quality production in 2004, and an increased percentage of these loans in our portfolio mix should increase the weighted average interest rate on our portfolio and therefore positively impact net interest income, if properly managed.

Overview of Mortgage Loan Portfolio

	December 31,
	2003(1)	2002(1)	Variance
	($ in thousands)
Average principal balance per loan	$133	$124	7.44%
Combined weighted average initial LTV	78.16%	77.83%	0.42%
Percentage of first mortgage loans owner occupied	95.04%	94.81%	0.24%
Percentage with prepayment penalty	80.18%	82.71%	(3.06)%
Weighted average median credit score (2)	610	600	10 points
Percentage fixed rate mortgages	37.75%	37.59%	0.43%
Percentage adjustable rate mortgages	62.25%	62.41%	(0.26)%
Weighted average interest rate:
Fixed rate mortgages	8.22%	9.07%	(9.37%)
Adjustable rate mortgages	8.24%	9.11%	(9.55%)
Gross margin – adjustable rate mortgages (3)	5.40%	5.62%	(3.91%)

(1)	Excludes loans funded but not transmitted to the servicing system at December 31, 2003 and 2002 of $78.8 million and $212.3 million, respectively.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.

Mortgage Loan Portfolio by Product Type

We originate and purchase both adjustable rate mortgages, or ARMs, and fixed rate mortgages, or FRMs. The majority of our FRMs are 30-year mortgages. Our ARM production is then divided into two categories: floating ARMs and hybrid ARMs. A floating ARM is a loan on which the interest rate adjusts throughout the life of the loan, either every 6 or every 12-months. A hybrid ARM is a loan on which the interest rate is fixed for the initial 24 to 60-

months on the loan term, and thereafter adjusts either every 6 or every 12-months. All of our ARMs adjust with reference to a defined index rate.

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

In general, our mix of ARMs and FRMs has remained consistent between 2003 and 2002. We have seen, however, an increase in our 2-year hybrid loans and a decrease in our 3 to 5-year hybrid loans. Because the mortgage loans tend to reach a higher level of prepayment at the reset date, we expect the average duration of our 2003 portfolio will be shorter than our 2002 portfolio. This may reduce our interest income in future periods.

The following table sets forth information about our mortgage loan portfolio based on product type as of December 31, 2003 and 2002.

	December 31,		Variance
	2003 (1)	2002 (1)
Adjustable rate mortgages and interest only	2.83%	1.24%	128.23%
2 year hybrids (2)	37.15%	34.84%	6.63%
3 – 5 year hybrids (2)	22.27%	26.33%	(15.42)%

Total adjustable rate mortgages	62.25%	62.41%	(0.26)%

Fifteen year	3.93%	4.07%	(3.44)%
Thirty year	23.44%	21.58%	8.62%
Balloons, interest only, and other (3)	10.38%	11.94%	(13.07)%

Total fixed rate mortgages	37.75%	37.59%	0.43%

(1)	Excludes loans funded but not transmitted to the servicing system at December 31, 2003 and 2002 of $78.8 million and $212.3 million, respectively.

(2)	Hybrid loans are loans that have a fixed component for the initial 2 to 5 years and after that specified time period, become adjustable rate loans.

(3)	Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Mortgage Loan Portfolio by Borrower Risk Classification

The following table sets forth information about our mortgage loan portfolio by borrower risk classification as of December 31, 2003 and 2002.

	December 31,		Variance
	2003 (1)	2002 (1)
A+ Credit Loans (2)
Percentage of portfolio	35.64%	25.09%	42.05%
Combined weighted average initial LTV	77.12%	76.65%	0.61%
Weighted average median credit score	667	664	3 points
Weighted average interest rate:
Fixed rate mortgages	7.38%	7.81%	(5.51)%
Adjustable rate mortgages	7.01%	7.72%	(9.20)%
Gross margin – adjustable rate mortgages	4.62%	4.74%	(2.53)%
A Credit Loans (2)
Percentage of portfolio	22.03%	22.61%	(2.57)%
Combined weighted average initial LTV	78.91%	77.49%	1.83%
Weighted average median credit score	607	613	(6 points )
Weighted average interest rate:
Fixed rate mortgages	8.20%	9.03%	(9.19)%
Adjustable rate mortgages	7.69%	8.34%	(7.79)%
Gross margin – adjustable rate mortgages	5.00%	5.04%	(0.79)%
A- Credit Loans (2)
Percentage of portfolio	27.52%	32.30%	(14.80)%
Combined weighted average initial LTV	80.88%	81.18%	(0.37)%
Weighted average median credit score	572	576	(4 points )
Weighted average interest rate:
Fixed rate mortgages	9.18%	9.82%	(6.52)%
Adjustable rate mortgages	8.68%	9.29%	(6.57)%
Gross margin – adjustable rate mortgages	5.70%	5.72%	(0.35)%
B Credit Loans (2)
Percentage of portfolio	9.69%	12.93%	(25.06)%
Combined weighted average initial LTV	76.44%	76.53%	(0.12)%
Weighted average median credit score	549	549	—
Weighted average interest rate:
Fixed rate mortgages	10.22%	10.77%	(5.11)%
Adjustable rate mortgages	9.64%	10.15%	(5.02)%
Gross margin – adjustable rate mortgages	6.36%	6.44%	(1.24)%
C Credit Loans (2)
Percentage of portfolio	4.43%	5.99%	(26.04)%
Combined weighted average initial LTV	72.16%	72.00%	0.22%
Weighted average median credit score	534	531	3 points
Weighted average interest rate:
Fixed rate mortgages	11.44%	12.02%	(4.83)%
Adjustable rate mortgages	10.54%	11.17%	(5.64)%
Gross margin – adjustable rate mortgages	6.78%	6.89%	(1.60)%
D Credit Loans (2)
Percentage of portfolio	0.66%	1.08%	(38.89)%
Combined weighted average initial LTV	60.29%	60.61%	(0.53)%
Weighted average median credit score	536	534	2 points
Weighted average interest rate:
Fixed rate mortgages	12.17%	12.86%	(5.37)%
Adjustable rate mortgages	11.29%	11.92%	(5.29)%
Gross margin – adjustable rate mortgages	7.67%	7.60%	0.92%
Score Direct Loans (3)
Percentage of portfolio	0.03%	—	—
Combined weighted average initial LTV	90.33%	—	—
Weighted average median credit score	620	—	—
Weighted average interest rate:
Fixed rate mortgages	8.24%	—	—
Adjustable rate mortgages	6.87%	—	—
Gross margin – adjustable rate mortgages	5.07%	—	—

(1)	Excludes loans funded but not transmitted to the servicing system at December 31, 2003 and 2002 of $78.8 million and $212.3 million, respectively.

(2)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(3)	ScoreDirect uses the credit score as the determining factor in the credit decision; and therefore, there is no credit grade associated with loans originated under this program.

During 2003 and 2002, our loan originations have included a high percentage of A plus production, which has lowered the weighted average coupon on our portfolio. As a result, we have experienced declines in our weighted average interest rates on our portfolio during 2003. In addition, we have experienced lower levels of delinquency on the portfolio because of a higher rated credit mix of mortgage loans. Because of this, we have seen lower levels of provision for loan losses when compared to our net interest income.

If interest rates rise in 2004, we expect to continue to shift our credit mix in the future to a lower rated credit quality mix, specifically A minus production, to take advantage of higher weighted average coupons associated with that product. We expect this may stabilize or increase our interest rates charged on our mortgage loans in future periods. In addition, if our A minus portion of our portfolio increases, we would expect our delinquencies to increase. This may require us to increase our provision for loan losses.

Mortgage Loan Portfolio by Income Documentation

Typically, we require income documentation that conforms to GSE requirements. We call this a full documentation mortgage loan. We also originate loans that require less income documentation through our limited documentation mortgage loan program, and we originate loans with no verification of income through our stated income mortgage loan program. In general, the risk of loss on the mortgage loan increases as less income documentation is required during the origination process.

We have seen an increase in the level of our stated income mortgage loan documentation in 2003 as compared to 2002. This was due to the introduction of our Score Plus and Score Direct mortgage products in 2002 and 2003, respectively. While the level of stated income has increased in 2003, the weighted average median credit score has also increased from 2002 to 2003 for our stated income portfolio. The higher weighted average median credit score would indicate a lower risk profile on this segment of the portfolio. We expect that the percentage of stated income will rise in future periods as we originate a higher level of Score Plus mortgage loans.

The following table sets forth information about our mortgage loan portfolio based on income documentation as of December 31, 2003 and 2002.

	December 31,
	2003 (1)		2002 (1)
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production Variance	Weighted Average Median Credit Score Variance
Full documentation	72.25%	602	75.86%	596	(4.76)%	6 points
Limited documentation	5.06%	626	5.90%	619	(14.24)%	7 points
Stated income	22.69%	632	18.24%	612	24.40%	20 points

(1)	Excludes loans funded but not transmitted to the servicing system at December 31, 2003 and 2002 of $78.8 million and $212.3 million, respectively.

Mortgage Loan Portfolio by Borrower Purpose

We have seen very little change in the mix of our borrower purpose within our portfolio between 2003 and 2002. We anticipate the percentage of our cash-out refinance mortgage loan portfolio may increase in the future as a result of increased interest rates and our strategically focused marketing efforts. The following table sets forth information about our mortgage loan portfolio based on borrower purpose as of December 31, 2003 and 2002.

	December 31,
Borrower Purpose	2003 (1)	2002 (1)	Variance
Cash-out refinance	69.23%	69.58%	(0.50)%
Purchase	21.25%	21.05%	0.95%
Rate or term refinance	9.52%	9.37%	1.60%

(1)	Excludes loans funded but not transmitted to the servicing system at December 31, 2003 and 2002 of $78.8 million and $212.3 million, respectively.

Mortgage Loan Portfolio Based Upon the Borrower’s Credit Score

We have seen an increase in the mix of weighted average credit scores from 2002 to 2003 as we focused our origination efforts toward the 600+ median credit score bands, which we determine based on the median of FICO, Empirica, and Beacon credit scores. At December 31, 2003, 54% of our portfolio had credit scores greater than or equal to 601 compared to 47% at December 31, 2002. With this increase in credit scores, we experienced better performance in our loan portfolio, which led to fewer delinquencies and losses; positively impacting our provision for mortgage loan losses and ultimately our net income.

The following table sets forth information about our mortgage loan portfolio based on the borrower’s credit score as of December 31, 2003 and 2002.

	December 31,		Variance
Weighted Average Median Credit Score	2003(1)	2002(1)
>700	8.22%	6.68%	23.05%
700 to 651	17.12%	13.26%	29.11%
650 to 601	28.43%	27.00%	5.30%
600 to 551	25.08%	26.92%	(6.84)%
550 to 501	18.76%	21.40%	(12.34)%
≤ 500	1.49%	2.84%	(47.54)%

Unavailable	0.90%	1.90%	(52.63)%
Weighted average median credit score (2)	610	600	10 points

(1)	Excludes loans funded but not transmitted to the servicing system at December 31, 2003 and 2002 of $78.8 million and $212.3 million, respectively.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

Mortgage Loan Portfolio Geographic Distribution

With the exception of the state of California, our mortgage loan portfolio is geographically diverse throughout the United States. California comprises approximately 22% of our mortgage loan portfolio, which is consistent with the industry-wide sub-prime California originations, which were 23% of total 2002 originations. We have seen very little shift in the concentration of our geographic distribution between 2003 and 2002. We do not expect that our portfolio mix will materially change from the level at December 31, 2003. We analyze our portfolio for economic trends from both a macro and a micro level to determine if we have any credit loss exposure within a specific geographic region. We believe that our portfolio is geographically diverse and that there are no localized economic conditions that would materially impact our financial results. Our states are grouped by region as follows:

The following table sets forth the percentage of our mortgage loan portfolio by region as of December 31, 2003 and 2002.

	December 31,		Variance
	2003(1)	2002(1)
South	28.38%	28.02%	1.28%
California	22.46%	23.01%	(2.39)%
Midwest	13.61%	15.08%	(9.75)%
Mid Atlantic	13.53%	12.74%	6.20%
West	9.22%	9.00%	2.44%
Southwest	7.94%	8.15%	(2.58)%
New England	4.86%	4.00%	21.50%

Total	100.00%	100.00%

(1)	Excludes loans funded but not transmitted to the servicing system at December 31, 2003 and 2002 of $78.8 million and $212.3 million, respectively.

Securitized Mortgage Loan Coupon and Prepayment Penalty Coverage

Our weighted average coupon, or WAC, on our respective securitizations has declined with each securitization from SAST 2001-2 to 2003-3 due to the declining interest rate environment over that period and our strategic shift in originating higher credit grade mortgage loans. The current loan balance as a percentage of original loan balance has declined from 2002 to 2003 as the mortgage loans are either prepaying or paying down from the normal contractual principal payments our customers are making.

The following tables set forth information about our securitized mortgage loan portfolio at December 31, 2003 and 2002.

	Issue Date	Original Loan Principal Balance	Current Loan Principal Balance	Percentage of Original Remaining	WAC Fixed	WAC Arm
		($ in thousands)
December 31, 2003
SAST 2001-2	8/2/2001	$650,410	$252,627	39%	9.54%	9.86%
SAST 2001-3	10/11/2001	$699,999	$275,915	39%	10.02%	9.65%
SAST 2002-1	3/14/2002	$899,995	$449,616	50%	8.93%	9.21%
SAST 2002-2	7/10/2002	$605,000	$353,607	58%	8.88%	9.08%
SAST 2002-3 (1)	11/8/2002	$999,999	$698,704	70%	8.43%	8.38%
SAST 2003-1	3/6/2003	$749,996	$626,089	83%	7.57%	8.06%
SAST 2003-2	5/29/2003	$599,989	$546,274	91%	7.39%	7.53%
SAST 2003-3	9/16/2003	$1,000,000	$977,656	98%	7.33%	7.59%

December 31, 2002
SAST 2001-2	8/2/2001	$650,410	$449,230	69%	9.62%	9.98%
SAST 2001-3	10/11/2001	$699,999	$512,750	73%	9.99%	9.68%
SAST 2002-1	3/14/2002	$899,995	$768,237	85%	8.95%	9.25%
SAST 2002-2	7/10/2002	$605,000	$570,599	94%	8.90%	9.07%
SAST 2002-3	11/8/2002	$699,818	$692,255	99%	8.60%	8.57%

(1)	Original loan principal balance increased from December 31, 2002 due to the final prefunding of this securitization occurring in the first quarter of 2003.

			12 Month Constant Prepayment Rate (Annual Percent)		Life-to-date Constant Prepayment Rate (Annual Percent)
	Issue Date	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm
December 31, 2003
SAST 2001-2	8/2/2001	69.24%	38.26%	49.86%	28.29%	38.37%
SAST 2001-3	10/11/2001	64.44%	40.07%	48.25%	32.74%	38.42%
SAST 2002-1	3/14/2002	77.07%	37.23%	43.23%	29.53%	35.54%
SAST 2002-2	7/10/2002	75.02%	35.44%	38.37%	30.41%	33.23%
SAST 2002-3	11/8/2002	72.83%	27.58%	33.32%	22.68%	29,20%
SAST 2003-1	3/6/2003	74.53%	—	—	14.33%	24.83%
SAST 2003-2	5/29/2003	71.72%	—	—	12.21%	18.11%
SAST 2003-3	9/16/2003	58.57%	—	—	4.79%	8.84%

December 31, 2002
SAST 2001-2	8/2/2001	80.11%	23.47%	32.48%	19.75%	28.06%
SAST 2001-3	10/11/2001	80.46%	24.23%	25.97%	24.49%	26.72%
SAST 2002-1	3/14/2002	75.66%	—	—	16.16%	21.98%
SAST 2002-2	7/10/2002	72.91%	—	—	12.80%	15.08%
SAST 2002-3	11/8/2002	70.07%	—	—	8.65%	4.32%

We have experienced faster prepayments of our mortgage loans in 2002 and 2003 due to the declining interest rate environment. This has caused us to record lower interest income in 2003 than would have been expected. However, a substantial portion of our loans contain prepayment penalties. Borrowers who accept the prepayment penalty receive a lower interest rate on their mortgage loan. Borrowers always retain the right to refinance their loan, but may have to pay a charge of up to six-months interest on 80% of the remaining principal when prepaying their loans. If the mortgage loan prepays within the prepayment penalty coverage period, we will record revenue from collection of a prepayment penalty. We report prepayment penalties we collect in interest income. In addition, if a loan prepays we fully expense any related deferred costs for that loan. We reflect the amortization of deferred costs within interest income.

We expect that prepayment speeds will slow in future periods if market interest rates increase. If this occurs, we expect to see our current balance, as a percentage of original balance not decline as quickly as we have seen in 2003. This event would positively impact interest income; however, we would also anticipate a decrease in the prepayment income we receive in a rising interest rate environment.

Mortgage Loan Production

Overview

Our subsidiaries originate or purchase mortgage loans through our three separate production channels, wholesale, correspondent and retail. Having three channels allows us to diversify our production without becoming reliant on any one particular segment of the market. Mortgage loan production was $2.8 billion for the year ended December 31, 2003, which represents a 22% increase over our 2001 production of $2.3 billion. Of the total mortgage loan production of $2.8 billion during 2003, wholesale comprised 41%, correspondent comprised 32%, and retail comprised 27%, respectively.

We have seen an increase in our average loan balance and weighted average median credit scores since 2001 due to efforts in our origination channels in 2002 and 2003 to originate higher balance loans with higher credit grades. We also saw a decrease in the weighted average interest rate on our production since 2001, which is also attributable to our higher credit quality loan production as well as lower interest rates in the market. The percentage of our production with prepayment penalties has decreased to 73% in 2003 from 83% in 2001 primarily as a result of amended government regulations restricting the ability of mortgage lenders to charge prepayment penalties on certain types of mortgage loans. Further discussion of each channel’s mortgage loan production follows on pages 112 to 123.

The following table sets forth selected information about our total loan production and purchases for the years ended December 31, 2003, 2002, and 2001.

	For the Year Ended December 31,
	2003	2002 (1)	2001	Variance 2001 - 2003
	($ in thousands)
Loan production	$2,842,942	$2,484,074	$2,333,236	21.85%
Average principal balance per loan	$144	$130	$112	28.57%
Number of loans originated	19,700	19,108	20,832	(5.43)%
Combined weighted average initial LTV	79.57%	78.59%	77.50%	2.67%
Percentage of first mortgage loans owner occupied	92.47%	93.85%	95.54%	(3.21)%
Percentage with prepayment penalty	73.45%	77.64%	83.46%	(11.99)%
Weighted average median credit score (2)	618	606	593	25 points
Percentage fixed rate mortgages	35.89%	36.00%	46.45%	(22.73)%
Percentage adjustable rate mortgages	64.11%	64.00%	53.55%	19.72%
Weighted average interest rate:
Fixed rate mortgages	7.86%	8.78%	9.85%	(20.20)%
Adjustable rate mortgages	7.65%	8.80%	9.93%	(22.96)%
Gross margin – adjustable rate mortgages (3)	5.23%	5.56%	5.88%	(11.05)%

(1)	Amounts for 2002 include $188.6 million in called loans.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

The following table highlights the net cost to produce loans for our total loan production and purchases for the years ended December 31, 2003, 2002, and 2001.

	For the Year Ended December 31,
	2003			2002			2001
	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized
Fees collected (2) (3)	(76)	76	—	(90)	90	—	(69)	69	—
General and administrative production costs (2)(3)(4)	281	(86)	195	287	(87)	200	221	(72)	149
Premium paid (2)(3)	130	(130)	—	126	(126)	—	171	(171)	—

Net cost to produce (2)(3)	335	(140)	195	323	(123)	200	323	(174)	149

Net cost per loan ($ in 000)	$4.8			$4.4			$3.6

(1)	We defer nonrefundable fees and certain direct costs associated with originating a loan.

(2)	Excludes costs related to purchases from pre-divestiture securitizations pursuant to clean-up call provisions of the securitization trusts.

(3)	In basis points.

(4)	The incurred column excludes corporate overhead costs of 130, 107, and 80 basis points, respectively, and includes depreciation expense. Loan production figures used in this calculation are net of called loans.

Our net cost to produce has increased from 323 basis points in 2001 to 335 basis points in 2003. During 2003, we collected fewer fees generally due to higher credit quality loan production. Since 2001, we have also incurred higher general and administrative expenses due to opening additional retail branches and the deployment and training relating to new information technology. A detailed discussion of our cost to produce by segment is discussed in “Management’s Discussion and Analysis – Business Segment Results.”

Loan Production by Product Type

Generally, our mix of ARMs and FRMs has remained consistent between 2003 and 2002. However, we have seen an increase in our hybrid loan production in 2003 as compared to 2001, mainly attributable to a decrease in interest rates. The following table shows the composition of our loan production based on product type for the years ended December 31, 2003, 2002, and 2001.

	For the Year Ended December 31,			Variance 2001 - 2003
	2003	2002 (1)	2001
Adjustable rate mortgages and interest only	5.47%	2.06%	0.05%	10840.00%
2 year hybrids (2)	40.01%	35.67%	31.57%	26.73%
3 –5 year hybrids (2)	18.63%	26.27%	21.93%	(15.05)%

Total adjustable rate mortgages	64.11%	64.00%	53.55%	19.72%

Fifteen year	3.28%	4.52%	4.22%	(22.27)%
Thirty year	21.70%	22.55%	20.43%	6.22%
Balloons, interest only and other (3)	10.91%	8.93%	21.80%	(49.95)%

Total fixed rate mortgages	35.89%	36.00%	46.45%	(22.73)%

(1)	Includes all called loans.

(2)	Hybrid loans are loans that have a fixed component for the initial 2 to 5 years and after that specified time period, become adjustable rate loans.

(3)	Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Loan Production by Borrower Risk Classification

The following table shows the composition of our loan production by borrower risk classification for the years ended December 31, 2003, 2002, and 2001.

	For the Year Ended December 31,			Variance 2001 - 2003
	2003	2002 (1)	2001
A+ Credit Loans (2)
Percentage of total purchases and originations	44.32%	29.19%	17.95%	146.91%
Combined weighted average initial LTV	80.73%	78.73%	73.93%	9.20%
Weighted average median credit score	669	660	676	(7 points )
Weighted average interest rate:
Fixed rate mortgages	7.69%	7.90%	7.95%	(3.27)%
Adjustable rate mortgages	6.75%	7.64%	8.41%	(19.74)%
Gross margin – adjustable rate mortgages	4.54%	4.77%	4.87%	(6.78)%
A Credit Loans (2)
Percentage of total purchases and originations	20.56%	24.56%	18.51%	11.08%
Combined weighted average initial LTV	79.60%	79.35%	79.85%	(0.31)%
Weighted average median credit score	604	613	619	(15 points )
Weighted average interest rate:
Fixed rate mortgages	7.59%	8.91%	9.68%	(21.59)%
Adjustable rate mortgages	7.31%	8.14%	8.95%	(18.32)%
Gross margin – adjustable rate mortgages	4.99%	5.06%	5.20%	(4.04)%
A- Credit Loans (2)
Percentage of total purchases and originations	23.22%	29.28%	35.66%	(34.89)%
Combined weighted average initial LTV	80.00%	80.39%	81.09%	(1.34)%
Weighted average median credit score	569	579	578	(9 points )
Weighted average interest rate:
Fixed rate mortgages	8.32%	9.43%	10.33%	(19.46)%
Adjustable rate mortgages	8.16%	9.06%	9.77%	(16.48)%
Gross margin – adjustable rate mortgages	5.68%	5.76%	5.75%	(1.22)%
B Credit Loans (2)
Percentage of total purchases and originations	7.35%	11.08%	16.58%	(55.67)%
Combined weighted average initial LTV	75.81%	75.88%	76.53%	(0.94)%
Weighted average median credit score	551	554	547	4 points
Weighted average interest rate:
Fixed rate mortgages	9.07%	10.35%	11.23%	(19.23)%
Adjustable rate mortgages	9.05%	9.90%	10.57%	(14.38)%
Gross margin – adjustable rate mortgages	6.19%	6.46%	6.42%	(3.58)%
C Credit Loans (2)
Percentage of total purchases and originations	3.69%	4.91%	9.34%	(60.49)%
Combined weighted average initial LTV	71.75%	71.74%	71.45%	0.42%
Weighted average median credit score	539	535	531	8 points
Weighted average interest rate:
Fixed rate mortgages	10.20%	11.52%	12.40%	(17.74)%
Adjustable rate mortgages	9.95%	10.86%	11.58%	(14.08)%
Gross margin – adjustable rate mortgages	6.66%	6.80%	6.92%	(3.76)%
D Credit Loans (2)
Percentage of total purchases and originations	0.47%	0.98%	1.96%	(76.02)%
Combined weighted average initial LTV	61.29%	60.20%	59.90%	2.32%
Weighted average median credit score	541	537	529	12 points
Weighted average interest rate:
Fixed rate mortgages	10.51%	12.20%	13.12%	(19.89)%
Adjustable rate mortgages	10.50%	11.78%	12.48%	(15.87)%
Gross margin – adjustable rate mortgages	7.63%	7.74%	7.59%	0.53%
Score Direct Loans (3)
Percentage of total purchases and originations	0.37%	—	—	—
Combined weighted average initial LTV	87.29%	—	—	—
Weighted average median credit score	630	—	—	—
Weighted average interest rate:
Fixed rate mortgages	7.44%	—	—	—
Adjustable rate mortgages	7.02%	—	—	—
Gross margin – adjustable rate mortgages	4.95%	—	—	—
Conforming Loans (4)
Percentage of total purchases and originations	0.02%	—	—	—
Combined weighted average initial LTV	76.68%	—	—	—
Weighted average median credit score	675	—	—	—
Weighted average interest rate:
Fixed rate mortgages	5.36%	—	—	—

(1)	Includes all called loans.

(2)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(3)	ScoreDirect uses the credit score as the determining factor in the credit decision; and therefore, there is no credit grade associated with loans originated under this program.

(4)	Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac, Fannie Mae, and Ginnie Mae.

We experienced a significant increase in our higher credit quality production since 2001 as interest rates declined. Our A plus and A credit production has increased from 36% of our total production in 2001 to 65% for total production in 2003. Due to the high percentage of A plus production in our portfolio mix, we have experienced margin declines during 2003. As interest rates rose and mortgage refinancing activity declined beginning in the second half of 2003, we began efforts to strategically shift our credit mix to a higher proportion of lower rated credit quality loans, specifically A minus production, to take advantage of higher weighted average coupons associated with that product.

Loan Production by Income Documentation

We have seen an increase in the level of our stated income mortgage loan documentation in 2003 as compared to 2001. This was due to the introduction of our Score Plus and Score Direct mortgage products in 2002 and 2003, respectively, as well as the origination of higher credit quality mortgage loans, which typically qualify for our stated income documentation program. In order to remain competitive, we will continue to offer more score based products, which is part of our stated income documentation program; therefore we expect that the percentage of stated income will rise in future periods. The following table shows the composition of our loan production based on income documentation for the years ended December 31, 2003, 2002, and 2001.

	For the Year Ended December 31,						% of Production Variance 2001 -2003	Weighted Average Median Credit Score Variance 2001 - 2003
	2003		2002 (1)		2001
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score
Full documentation	66.69%	606	72.68%	601	77.79%	590	(14.27)%	16 points
Limited documentation	3.99%	629	6.47%	621	5.36%	607	(25.56)%	22 points
Stated income	29.32%	643	20.85%	616	16.85%	602	74.01%	41 points

(1)	Includes all called loans.

Loan Production by Borrower Purpose

We have seen very little change in the mix of our borrower purpose within our production between 2003 and 2001. Even in years where we have experienced significant declines in mortgage interest rates, we have remained focused on cash-out refinance production. We anticipate the percentage of our purchase mortgage loan production may increase in the future as a result of increased interest rates and our strategically focused marketing efforts. The following table shows the composition of our loan production based on borrower purpose for the years ended December 31, 2003, 2002 and 2001.

	For the Year Ended December 31,			Variance 2001 -2003
Borrower Purpose	2003	2002 (1)	2001
Cash-out refinance	68.05%	69.89%	69.86%	(2.59)%
Purchase	23.34%	20.32%	20.93%	11.51%
Rate or term refinance	8.61%	9.79%	9.21%	(6.51)%

(1)	Includes all called loans.

Loan Production Based Upon the Borrower’s Credit Score

We have seen an increase in the mix of weighted average credit scores from 2001 to 2003 as we have focused our origination efforts toward the 600+ median credit score bands. At December 31, 2003, 60% of our production had credit scores greater than or equal to 601 compared to 42% at December 31, 2001. Due to our strategic shift to focus our production towards lower credit quality borrowers, we expect our weighted average credit scores may decrease during 2004. The following table shows the composition of our loan production based on the borrower’s credit score for the years ended December 31, 2003, 2002 and 2001.

	For the Year Ended December 31,			Variance 2001-2003
Weighted Average Median Credit Score	2003	2002(1)	2001
>700	9.84%	6.79%	7.41%	32.79%
700 to 651	20.85%	14.95%	11.73%	77.75%
650 to 601	29.05%	29.02%	22.98%	26.41%
600 to 551	23.06%	26.60%	26.55%	(13.15)%
550 to 501	16.60%	18.93%	24.29%	(31.66)%
≤ 500	0.49%	1.34%	6.19%	(92.08)%
Unavailable	0.11%	2.37%	0.85%	(87.06)%
Weighted Average Median Credit Score (2)	618	606	593	25 points

(1)	Includes all called loans.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

Geographic Distribution

Our production levels by region has remained relatively stable since 2001, with the exception of continued production growth in the state of California and the Mid Atlantic region, as well as a decline in production in the Midwest. The following table sets forth the percentage of all loans originated or purchased by us by region for the years ended December 31, 2003, 2002, and 2001.

	For the Year Ended December 31,			Variance 2001-2003
	2003	2002 (1)	2001
California	27.09%	24.23%	22.88%	18.40%
South	26.14%	27.19%	26.32%	(0.68)%
Mid Atlantic	14.06%	13.79%	11.21%	25.42%
Midwest	11.57%	12.08%	20.83%	(44.46)%
West	9.12%	8.94%	9.09%	0.33%
Southwest	6.36%	8.71%	6.38%	(0.31)%
New England	5.66%	5.06%	3.29%	72.04%

Total	100.00%	100.00%	100.00%

(1)	Includes all called loans.

Securitization and Financing

We, as a fundamental part of our present business and financing strategy, securitize almost all of our mortgage loans. From time to time, we may choose to sell loans rather than securitize them if we believe that market conditions present an opportunity to achieve a better return through such sales, and since 2001 we have sold $310.6 million in mortgage loans. We have securitized approximately $15.8 billion and $6.2 billion of the loans we originated or purchased since 1996 and 2001, respectively, and intend to continue accessing the asset-backed securitization market to provide long-term financing for our mortgage loans. We generate earnings primarily from the net interest income and fees we record on the mortgage loans we originate and purchase, both before and after securitization.

In a typical securitization, pools of mortgage loans, together with the right to receive all payments on the loans, are assembled and transferred to a trust. The trust pledges the mortgage loans to an indenture trustee to secure payment on notes that are issued by the trust and represent our indebtedness. Most of the notes, which are referred to as asset-backed securities, are offered for sale to the public. The trust also issues a certificate that represents the ownership interest in the trust and is either privately placed or retained by the company sponsoring the securitization. Many of the notes are assigned ratings by rating agencies such as Moody’s, Standard & Poor’s, and Fitch. The indenture pursuant to which the notes are issued establishes various classes of notes, and assigns an order of rights to priority of payment to each class. A trust agreement and an administration agreement also provide for such administrative matters as the appointment of a trustee of the trust and the monthly distribution of funds and reports to the holders of the certificates. A sale and servicing agreement provides for the transfer of the mortgage loans to the trust and the servicing of the mortgage loans.

We finance loans initially under one of several different secured and committed warehouse financing facilities. When the loans are later securitized, we receive proceeds from the securities issued by the securitization trust, and use those proceeds to, among other uses, pay off the related warehouse financing. Generally, as the company sponsoring the securitization, we are not legally obligated to make payments on the securities issued by the securitization trust, although under GAAP, applicable to our current portfolio-based accounting, such obligations are included as liabilities on our consolidated balance sheet. We do, however, make certain customary representations and warranties to each securitization trust, which, if violated, could legally obligate us to repurchase some or all of the securitized loans from the trust. The asset-backed securities issued by the securitization trust receive interest out of the interest collected on the securitized loans and generally pay down as the securitized loans pay off.

The structure we employ in securitization transactions requires credit enhancement. Overcollateralization is a method of credit enhancement that we have typically used; however, we may elect to use different or additional methods of credit enhancement, such as primary mortgage insurance, reserve funds, or other methods described in the prospectus filed with respect to our subsidiaries’ asset-backed securities. By applying excess cash flow (mortgage interest income net of interest on the asset-backed securities, losses, and servicing fees) to pay down the asset-backed securities of the trust faster than the underlying mortgages, we are able to create any required overcollateralization. Once the overcollateralization meets predetermined levels, we will begin to receive the excess cash flow from the mortgage loans in the trust. Depending upon the structure of the asset-backed securities and the performance of the underlying loans, excess cash flow may not be distributed to us for 5 to 9 months or more. These excess amounts are derived from, and are affected by, the interplay of several economic factors:

•	the extent to which the interest rates of the mortgage loans exceed the interest rates of the related asset-backed securities;

•	the creation of overcollateralization;

•	the level of loss and delinquencies experienced on the securitized mortgage loans; and

•	the extent to which the loans are prepaid by borrowers in advance of scheduled maturities.

Historically, our securitizations have been structured as real estate mortgage investment conduits, or REMICs, the use of which results in a sale of the securitized mortgage loans for federal income tax purposes. If we consummate our proposed REIT conversion as discussed previously, in the future we intend to structure most or all of our securitizations as non-REMIC borrowing transactions for federal income tax purposes, which will facilitate compliance with the applicable REIT income and asset tests and allow us to defer recognition of any taxable gain associated with the securitized mortgage loans.

We may recognize excess inclusion income attributable to the interests we retain in non-REMIC mortgage securitization transactions that are structured to qualify as borrowing transactions for federal income tax purposes.

Competition

We face intense competition in the business of originating, purchasing, securitizing, and servicing mortgage loans. Our competitors include consumer finance companies and other diversified financial institutions, mortgage banking companies, commercial banks, credit unions, savings and loans, credit card issuers, and insurance finance companies. Many of the largest of our competitors operate under federal charters and regulations that preempt state and local rules governing lenders and that facilitate efficient nationwide mortgage lending operations while we do not benefit from these federal regulations. Many traditional mortgage lenders have begun to offer products similar to those we offer to our borrowers. Fannie Mae and Freddie Mac have also expressed interest in adapting their programs to include non-conforming products, and have begun to expand their operations into the non-conforming sector, providing a secondary market for non-conforming loans and thereby increasing the liquidity available to our competitors. We also expect increased competition over the Internet, as entry barriers are relatively low over the Internet. Many of these competitors, including large financial corporations taking advantage of consolidation opportunities in the industry, are substantially larger and have more capital, or greater access to capital at lower costs, and greater technical and marketing resources than we have. Efficiencies in the asset-backed securities market have generally created a desire for increasingly larger transactions, giving companies with greater volumes of originations a competitive advantage.

Competition in the industry can take many forms, including interest rate and cost of a loan, convenience in obtaining a loan, customer service, amount and term of a loan, and marketing and distribution channels. Additional competition may lower the rates we can charge borrowers and potentially lower our net interest income.

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

We believe that, in this highly competitive environment, our competitive strengths are:

•	our investment in technology which supports operating efficiencies, maintains credit decision consistency, and enhances loss mitigation efforts;

•	our disciplined approach to underwriting and servicing non-conforming mortgage loans that uses sophisticated and integrated risk management techniques;

•	our customer-focused processing and underwriting teams that are responsive to borrowers’ needs;

•	our risk-based pricing approach that uses our historical performance databases to increase predictability of our returns; and

•	our low cost funding and liquidity available through the asset-backed securities market.

We believe these strengths enable us to produce higher-quality, better performing loans than our competitors.

Regulation

The mortgage lending industry is highly regulated. Our business is subject to extensive regulation and supervision by various federal, state, and local government authorities. As of December 31, 2003, we were licensed or exempt from licensing requirements by the relevant state banking or consumer credit agencies to originate and service first and second mortgages in 49 states. We do not originate loans in the State of Alabama or the District of Columbia.

Our mortgage lending and servicing activities are subject to the provisions of various federal laws and their implementing regulations, including the Equal Credit Opportunity Act of 1974, or ECOA, as amended, the Federal Truth-in-Lending Act, or TILA, and Regulation Z thereunder, the Home Ownership and Equity Protection Act of 1994, or HOEPA, the Fair Credit Reporting Act of 1970, or FCRA, as amended, the Real Estate Settlement Procedures Act, or RESPA, the Fair Debt Collection Practices Act, the Home Mortgage Disclosure Act, or HMDA, the Fair Housing Act and Regulation X thereunder, and the Gramm-Leach-Bliley privacy legislation.

Specifically, TILA was enacted to require lenders to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. Among other things, TILA gives consumers a three-business day right to rescind certain refinance loan transactions that we originate. FCRA establishes procedures governing the use of consumer credit reports and also requires certain disclosures when adverse action is taken based on information in such a report.

HOEPA imposes additional disclosure requirements and substantive limitations on certain “high cost” mortgage loan transactions. As a matter of policy, we do not originate HOEPA-covered loans.

ECOA, which is implemented by Regulation B, prohibits creditors from discriminating against applicants on the basis of race, color, sex, age, religion, national origin or marital status, if all or part of the applicant’s income is derived from a publicly assisted program or if the applicant has in good faith exercised any right under the Consumer Credit Protection Act. ECOA also requires disclosures when adverse action is taken on an application, and prohibits creditors from requesting certain types of information from loan applicants. The Federal Fair Housing Act also contains anti-discrimination restrictions. HMDA requires us to collect and file with the Department of Housing and Urban Development information on our loan applications and originations.

RESPA mandates certain disclosures concerning settlement fees and charges and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services.

The Gramm-Leach-Bliley Act imposes requirements on all financial institutions, including lenders, with respect to their collection and use of nonpublic financial information and requires them to maintain the security of that information.

In addition, we are subject to applicable state and local law and the rules and regulations of various state and local regulatory agencies in connection with originating, purchasing, processing, underwriting, securitizing, and servicing mortgage loans. These rules and regulations, among other things:

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

Compliance with these laws is complex and labor intensive. We have ceased doing business in certain jurisdictions in which we believe compliance requirements cannot be assured at a reasonable cost with the degree of certainty that we require, and we may cease doing business in additional jurisdictions where we, or our counterparties, make similar determinations with respect to anti-predatory lending laws. Failure to comply with legal requirements in jurisdictions where we do business can lead to, among other things, loss of approved licensing status, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, administrative enforcement actions, and civil and criminal penalties.

Regulatory Developments

Recently enacted and currently pending federal and state legislative and regulatory developments regarding mortgage lending practices (including proposals directed at “predatory lending”), consumer privacy, or protection and security of customer information could have a significant impact on our future business activities. Congress and a number of states are considering additional legislation concerning collection, use and security of consumer information. As permitted under federal law, states may enact privacy or customer information security legislation that is more stringent than the requirements of the federal Gramm-Leach-Bliley Act. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

In the Fair and Accurate Credit Transactions Act of 2003, or FACT, Congress re-enacted the FCRA in an amended form in a legislative package that included a number of new provisions addressing the handling of consumer credit information and identity theft. The Federal Trade Commission, or FTC, and Federal Reserve Board are required by the legislation to issue a number of new implementing regulations during 2004. Although this legislation benefited lenders by re-enacting federal preemptions that establish a uniform national framework concerning credit reporting and use of credit information in making unsolicited offers of credit and by adding certain other preemption provisions related to use of consumer credit information, it also provides certain additional consumer protections, particularly with respect to consumer identity theft. Implementation of these new provisions may increase our costs and add to our compliance risks.

Congress in 2003 also re-enacted the Soldiers and Sailors Civil Relief Act of 1940 as the Servicemembers Civil Relief Act, or SCR Act, to provide certain protections and benefits for members of military services on active duty. The SCR Act places an interest rate cap of 6% on borrowing obligations, including mortgages, incurred by the borrower before entering active military service. In such cases, financial institutions may not charge a higher interest rate during the service member’s period of active service. “Interest rate” includes all charges and fees except bona fide insurance related to the obligations. Relief under this provision also extends to obligations on which a covered service member is a co-obligor. As re-enacted, the SCR Act and its legislative history make it plain that Congress intends all interest above the 6% limit to be forgiven by the lender and not just deferred. In addition, for mortgages entered into before the borrower’s active duty service and that go into default, institutions may not, in general, foreclose during the period of military service or for three months thereafter. In view of the large number of U.S. Armed Forces personnel on active duty and likely to be on active duty in the future, compliance with the SCR Act may have an adverse effect on our cash flow and interest income.

In addition, the FTC has recently established a nationwide “do-not-call” registry to supplement existing state limitations on telemarketing activities, despite court decisions calling into question the FTC’s authority to implement this registry. The FTC has put it into operation pending a definitive judicial decision. Millions of households have listed their telephone numbers on this registry, and the implementation of the FTC rule may adversely affect telemarketing activities by us or by vendors of our products.

Proposals addressing practices labeled as “predatory lending” continue to be considered in Congress. Several states and localities also are considering or have passed laws or regulations aimed at curbing “predatory lending.” In general, these proposals involve lowering the existing federal HOEPA or state thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive such loans. However, many of these laws and regulations also may have effects beyond curbing predatory lending practices and may restrict commonly accepted lending activities, including some of our activities. For example, some of these laws and regulations prohibit or limit prepayment charges or severely restrict a borrower’s ability to finance the points and fees charged in connection with a loan.

We have in the past ceased to do business in certain states that had enacted “predatory lending” legislation, although we resumed activities in certain states that subsequently modified their laws. Any further state legislation in this area may cause us to withdraw from doing business in the affected states or in other states in the future. In addition, for reasons of reputation and because of the enhanced risk, many whole loan buyers elect not to purchase any loan labeled as a “high cost” loan under any local, state or federal law or regulation. Accordingly, these laws and regulations could severely constrict the secondary market for a significant portion of our loan production. This restriction could effectively preclude us from originating loans that fit within the newly defined parameters and could have a material adverse effect on our ability to sell or securitize loans and therefore on our results of operations, financial condition and business. Adoption of such laws and regulations also could have a material adverse impact on our business by substantially increasing the costs of compliance with a variety of inconsistent federal, state and local rules, or by restricting our ability to charge rates and fees adequate to compensate us for the risk associated with certain loans.

The federal government also is reconsidering provisions that are important parts of the legal framework applicable to us as mortgage lenders. RESPA specifies disclosures for mortgages lenders to provide their customers and other procedures for mortgage lenders to follow. In 2002, the Department of Housing and Development, or HUD, undertook to substantially revise the rules implementing RESPA and modify the disclosures provided mortgage customers. In response to substantial criticism of HUD’s initial proposals, the agency in early 2003 determined not to adopt final rules and to reconsider its proposals. In late 2003, however, it was reported that HUD had submitted a revised RESPA rules proposal to the Office of Management and Budget with an intention to propose new rules in 2004. No proposed rules have yet been released for public comment. It is uncertain whether new rules will be proposed and whether any revised RESPA rules that may be adopted will be favorable or adverse to our activities and us.

Further, federal statutes and rules governing federally chartered banks and thrifts allow those entities to engage in mortgage lending in multiple states on a substantially uniform basis and without the need to comply with state licensing and other laws (including new state “predatory lending” laws described herein) affecting mortgage lenders. Federal regulators have expressed their position that these preemption provisions benefit mortgage subsidiaries of federally chartered institutions as well. In January 2004, the Comptroller of the Currency finalized preemption rules that confirm and expand the scope of this federal preemption for national banks and their operating subsidiaries. Such federal preemption rules and interpretations generally have been upheld in the courts. Moreover, at least one national rating agency has announced that in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federal institutions when they issue securities backed by mortgages from a state with predatory lending laws. As a non-federal entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations. Accordingly, as a mortgage lender that is generally subject to the laws of each state in which we do business, except as may specifically be provided in federal rules applicable to all lenders (such as FCRA, RESPA or Truth-in-Lending), we may be subject to state legal requirements and legal risks under state laws to which these federally regulated competitors are not subject, and this disparity may have the effect of giving those federal entities legal and competitive advantages.

Effective July 1, 2003, the OTS, the agency that administers the Alternative Mortgage Transactions Parity Act, or the Parity Act, for unregulated housing creditors, withdrew its favorable Parity Act regulations and Chief Counsel Opinions that authorized lenders to charge prepayment charges and late fees in certain circumstances notwithstanding contrary state law. Because our federal institution competitors continue to have the flexibility to offer products with the features addressed by the Parity Act, we may be at a competitive disadvantage and our loan origination volume may be reduced.

Furthermore, members of Congress and government officials have from time to time suggested the elimination of the mortgage interest deduction for federal income tax purposes, either entirely or in part, based on borrower income, type of loan or principal amount. The competitive advantage of tax deductible interest, when compared with alternative sources of financing, could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits to borrowers could have a material adverse effect on the demand for the loans we offer.

Regulatory and legal requirements are subject to change and may become more restrictive, making our compliance more difficult or expensive or otherwise restricting our ability to conduct our business as it is now conducted. Changes in these regulatory and legal requirements—including changes in their enforcement—could materially and adversely affect our business, financial condition, liquidity and results of operations.

Environment

From time to time, in the ordinary course of our business, we foreclose on properties securing loans that are in default. To date, we have not been required to perform any material investigation or clean up activities, nor have we been subject to any environmental claims. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Employees

We employed approximately 1,200 employees as of December 31, 2003. None of our employees are represented by a union or covered by a collective bargaining agreement.

Executive Officers and Significant Employees

Our executive officers are as follows:

Michael L. Sawyer, Age 47. Mr. Sawyer has served as Saxon’s Chief Executive Officer and a Director since 2001, and as its President from 1998 until 2001. Before being named President, Mr. Sawyer had served as a Director and Senior Vice President of Underwriting of Saxon Mortgage since 1995. Before joining Saxon, Mr. Sawyer served as Vice President and Director of Conduit Funding for Household Financial Services. From 1993 until 1994, Mr. Sawyer was general manager and director of correspondent lending for Novus Financial Corporation. From 1985 until 1993, Mr. Sawyer held various managerial positions for Ford Consumer Finance, including regional underwriting manager and manager of operations. Mr. Sawyer received his Bachelor’s degree in Liberal Arts from the University of Illinois, and received his Masters of Business Administration from the University of California, Irvine.

Dennis G. Stowe, Age 43. Mr. Stowe has served as Saxon’s President, Chief Operating Officer and a Director since 2001. Prior to being named to his current position, Mr. Stowe had served as President of Saxon’s servicing company since 1994, in addition to Senior Vice President positions in Saxon’s loan production subsidiaries. Before joining Saxon in 1994, Mr. Stowe was Vice President of Niagara Portfolio Management Corp. (Niagara), responsible for management and liquidation of Goldome Credit Corporation (GCC) pursuant to Niagara’s contract with the FDIC, serving as GCC’s Senior Vice President. Mr. Stowe received his Bachelors of Business Administration in Accounting with honors from the University of Texas at Arlington.

Robert B. Eastep, Age 40. Mr. Eastep is our Executive Vice President and Chief Financial Officer. Mr. Eastep has served as Saxon’s Principal Financial Officer since June 2002. Previously, Mr. Eastep served as Saxon’s Vice President of Strategic Planning and Controller. Before joining Saxon, Mr. Eastep worked at Cadmus Communications, a printing company, as Director of Internal Audit from 1998 to 1999. Before that, Mr. Eastep served as Vice President-Finance for Central Fidelity Bank, NA (now Wachovia Corporation), a commercial bank, from

1996 to 1998. Before 1996, Mr. Eastep was a Senior Manager in the financial services practice at KPMG LLP, an international accounting firm. Mr. Eastep received his Bachelor of Science in Business Administration with honors from West Virginia University. Mr. Eastep is a licensed Certified Public Accountant in the Commonwealth of Virginia.

Bradley D. Adams, Age 38. Mr. Adams is our Executive Vice President of Capital Markets. Mr. Adams has served as Executive Vice President of Capital Markets of Saxon Capital since July 2002. Prior to this, Mr. Adams had served as Senior Vice President of Capital Markets of Saxon Mortgage since 1999 and has run our loan securitization program since 1996. Before joining Saxon in 1996, Mr. Adams was part of the portfolio management team at Resource Mortgage Capital, Inc., Saxon’s parent company at the time. Mr. Adams has also held various positions in financial forecasting and management at Best Products Corporation, Hesa Educational Corp., and Growth Capital Corp. Mr. Adams received his Bachelor of Science degree in Finance, and his Master of Business Administration degree, from Virginia Commonwealth University.

Carrie J. Pettitt, Age 33. Ms. Pettitt is our Vice President and Controller. She has served in this capacity since October 2003. Prior to joining Saxon in 2003, Ms. Pettitt served as Senior Manager at KPMG LLP since 1999, providing financial statement audit and internal control advisory services primarily to clients in the financial services industry. Ms. Pettitt was employed from 1995 to 1999 by Dynex Capital, Inc., a mortgage and consumer finance company, and served as their Assistant Treasurer and Manager of Investor Relations. Ms. Pettitt began her career with KPMG LLP in 1992 performing financial statement audits, again in the financial services industry. Ms. Pettitt received a Bachelor of Business Administration, with a Concentration in Accounting, from The College of William and Mary and is a licensed Certified Public Accountant in the Commonwealth of Virginia.

Bruce C. Morris, Age 58. Mr. Morris is our Vice President of Quality Control. Mr. Morris has managed our Quality Control department since 1998. Before joining Saxon, Mr. Morris was a Senior Asset Manager for SMAI, Inc., an independent contract firm that managed the liquidation of failed financial institutions under contract with the RTC/Federal Deposit Insurance Corporation from 1993 to 1997. Before that, Mr. Morris held various senior management positions at Ritz-Cohen Joint Ventures, HomeFed Bank, and SunBelt Savings FSB. Mr. Morris received his Bachelor of Business Administration degree in Finance and Economics from Stephen F. Austin University.

Richard D. Shepherd, Age 50. Mr. Shepherd is our Senior Vice President, General Counsel, and Secretary. Mr. Shepherd has managed our Legal Department since 1996, and our corporate secretary functions since 2001. Previously he had served as our Regulatory Compliance Counsel. Before joining Saxon in 1995, Mr. Shepherd practiced law at Ragsdale, Beals, Hooper & Seigler (Atlanta, Georgia) and Robert Musselman and Associates (Charlottesville, Virginia). Mr. Shepherd received his Bachelor of Arts degree from the University of Maryland, and his law degree from the University of Virginia.

David L. Dill, Age 40. Mr. Dill is our Vice President of Servicing and is responsible for management of Saxon’s Servicing business channel. Mr. Dill joined Saxon in 1998 as Vice President and Loss Mitigation Manager, responsible for outbound collection and loss mitigation activities on mortgage loans sixty or more days delinquent. Before joining Saxon, Mr. Dill held various managerial positions at North Dallas Bank and Trust from 1985 to 1998, most recently as Vice President of Consumer Lending. Mr. Dill studied at North Lake Jr. College and has completed real estate lending courses and the Texas Bankers Association Consumer Lending School.

James V. Smith, Age 45. Mr. Smith is the Vice President of our Wholesale Business Channel and has served in this capacity since February 2003. Before joining Saxon in February 2003, Mr. Smith was Executive Vice President and Chief Operating Officer of Origen Financial L.L.C. From 1994 until 1995, Mr. Smith served as Assistant Vice President of Conduit Funding for Household Financial Services in Pomona, California. From 1990 until 1994, Mr. Smith was Executive Vice President for Genesis Management Group in Atlanta, Georgia. Mr. Smith served as Senior Vice President for Barclays American Financial from 1988 until 1990. From 1979 until 1988, Mr. Smith held various managerial positions with Meritor Credit Corporation and Conseco Finance Corporation, including directing regional underwriting, operations, servicing, sales and business development functions. Mr. Smith received his Bachelors of Business Administration in Finance from Georgia State University in Atlanta, Georgia.

Frederick R. Elflein, Jr., Age 40. Mr. Elflein is the Vice President of our Retail Production. Mr. Elflein is responsible for management of the Saxon’s Retail business channel. Before joining Saxon in 1997, Mr. Elflein had served in various managerial positions at Household Finance Corporation since 1986, most recently as Regional Vice President of the Western Sales Region. Mr. Elflein received his Bachelor of Arts degree from Creighton University in Omaha, Nebraska.

Jeffrey A. Haar, Age 37. Mr. Haar is the Vice President of our Correspondent Business Channel. Mr. Haar is responsible for management of the Saxon’s Correspondent business channel. Mr. Haar joined Saxon as a Regional Account Manager in 1997. Before joining Saxon, Mr. Haar had served as Senior Vice President of Indy Mac’s Correspondent Lending Division since 1996, and National Account Manager from 1993 to 1996. Prior to these positions, Mr. Haar was a Retail Loan Officer for First Pacific Mortgage and Commerce Security Bank from 1990 to 1993. Mr. Haar received his Bachelor of Business Administration in Finance from the University of Toledo.

Jeffrey D. Parkhurst, Age 44. Mr. Parkhurst is our Vice President and Chief Credit Officer. Prior to being named to his current position in 2003, Mr. Parkhurst had served as Saxon’s Vice President of Wholesale Underwriting since 1998, and as Vice President of Central Loan Originations for America’s MoneyLine Inc. from 1997 to 1998. Before joining America’s MoneyLine, Mr. Parkhurst held various managerial positions at Novus Financial Corporation, and served as Origination Manager from 1992 to 1997. Mr. Parkhurst also held various managerial positions during a ten-year career at Household Finance Corporation. Mr. Parkhurst received his Bachelor of Science degree in Economics from Illinois State University.

Our significant employees are as follows:

Jennifer B. Sebastian, Age 34. Ms. Sebastian is our Vice President and Treasurer. Prior to being named to her current position in June 2002, Ms. Sebastian served as Vice President and Assistant Treasurer of Saxon Mortgage, Inc., Saxon Mortgage Services, Inc. and America’s MoneyLine, Inc. since 2001, as Assistant Vice President and Assistant Treasurer from 1999 to 2001, and as Cash Manager from 1996 to 1999. Before joining Saxon, Ms. Sebastian served in various financial positions at Resource Mortgage Capital, Inc., Moody’s Investor Services, and Northeast Appraisals Corp. Ms. Sebastian received her Bachelor of Science in Economics with honors from St. Bonaventure University.

Mark D. Rogers, Age 51. Mr. Rogers is our Vice President of Operations, and is in charge of Information Technology, Project Management, and Corporate Marketing. Prior to being named to his current position in 2004, Mr. Rogers had served as SCI Services’ Senior Vice President since 2002. Before joining Saxon, Mr. Rogers led the creation and marketing of web based data products for the financial services industry at Tyler Technologies. Mr. Rogers also held various top management positions during his fourteen-year career at First American Financial. Mr. Rogers began his career in escrow administration at Lomas Mortgage USA. Mr. Rogers has been a member of the Mortgage Bankers Association for 22 years. He studied at Southwest Texas State University and has completed various real estate lending and mortgage banking related courses.

Lynn N. Smith, Age 49. Ms. Smith is our Vice President of Human Resources and has served as our director of Human Resources since 1996. Prior to joining Saxon, Ms. Smith was Director of Human Resources for Busch Properties, Inc., a division of Anheuser-Busch. Ms. Smith received her Bachelor of Arts in Education from Virginia Polytechnic Institute and State University.

Steven P. Walls, Age 42. Mr. Walls has directed Saxon’s Internal Audit group since 2002. Prior to joining Saxon, Mr. Walls was a principal for the accounting firm of Cheely, Burcham, Eddins, Rokenbrod & Carroll, P.C., and its predecessor, VanHuss & Walls, P.C. from 1995 to 2002. Prior to 1995, Mr. Walls was employed as senior manager with KPMG LLP as senior manager in the financial services assurance sector. Mr. Walls received his Bachelor of Science in Business Administration from the University of Central Florida. Mr. Walls is a licensed Certified Public Accountant in the Commonwealth of Virginia and holds the designation of Certified Internal Auditor.

Jeffrey D. Coward, Age 34. Mr. Coward is our Vice President of Pricing and Analytics. Mr. Coward has managed our Pricing and Analytics group since 1997. Prior to this position, Mr. Coward served as Assistant Vice President of Secondary Marketing. Mr. Coward joined Saxon Mortgage as a Secondary Marketing Analyst in 1993. Mr. Coward completed a Pricing Strategy and Tactics Executive Education Course at the University of Chicago Graduate School of Business in December 2000. Mr. Coward graduated Cum Laude from Virginia Commonwealth University with a Bachelor of Science degree in Finance.

Bobbi J. Roberts, Age 29. Ms. Roberts is our Vice President of Investor Relations. Ms. Roberts has served as Saxon’s Investor Relations officer since July 2001. Prior to her current position, Ms. Roberts served as Saxon’s Director of Financial Analysis and Reporting. Before joining Saxon, Ms. Roberts served in various financial positions at GMAC Model Home Finance, Dynex Capital, Inc. and the Virginia Auditor of Public Accounts. Ms. Roberts received her Bachelor of Science in Accounting from Virginia Commonwealth University and is a licensed Certified Public Accountant in the Commonwealth of Virginia.

Risk Factors

You should carefully consider the risks described below. If any of the following risks actually occurs, our business, financial condition, liquidity and results of operations could suffer. You should also refer to the other information contained in this report, including the information provided under “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data”.

Risks Related to Our Business

Our business requires a significant amount of cash, and if we are unable to obtain the cash required to execute our business plan, our business and financial condition will be significantly harmed.

We require a significant amount of cash to fund our loan originations, to pay our loan origination expenses and to hold our mortgage loans pending securitization. We also need cash to meet our working capital and other needs.

We expect that our primary sources of cash to fund our operations will consist of:

•	our warehouse and financing facilities;

•	the issuance of asset-backed securities in connection with the securitization of our mortgage loans;

•	the net interest income we receive from our mortgage loan portfolio;

•	our operating profits and the proceeds from the sales or repayments of our mortgage loans;

•	net proceeds from any offerings of our equity or debt securities; and

•	servicing income.

Our ability to accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms. As of February 11, 2004, we had financing facilities consisting of $1.375 billion of committed warehouse facilities and committed repurchase agreement facilities with variable rates of interest with at least three separate financial institutions. These facilities will be committed for 364 days, subject to customary renewal and cancellation provisions. We cannot assure you that any of these financing facilities will continue to be available to us on reasonable terms or at all. As discussed above, in connection with our proposed REIT conversion, we may be required to amend or renegotiate our existing financing facilities. The availability of these financing sources depends to some extent on factors outside of our control, including regulatory capital treatment for unfunded bank lines of credit. If we are unable to extend or replace any of these facilities, we will have to curtail our loan production activities, which would have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Since May 1996, we have relied, and expect to continue to rely, upon our ability to securitize our mortgage loans to generate cash proceeds for repayment of credit and warehouse facilities, and to originate and purchase additional mortgage loans. We cannot assure you, however, that we will continue to be successful in securitizing mortgage loans that we accumulate. Our ability to complete securitizations of our mortgage loans will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, and the performance of our portfolio of securitized loans. In the event that it is not possible or economical for us to complete the securitization of all the mortgage loans that we accumulate, we may continue to hold the mortgage loans and bear the risks of interest rate changes and may exceed our capacity under our warehouse financing facilities which would have a material adverse effect on our business, financial condition, liquidity, and results of operation. In connection with the securitization of loans, securities are issued with various ratings and are priced at a spread over a certain benchmark, such as the yield on United States Treasury bonds with a constant maturity or the London Inter-Bank Offered Rate, or LIBOR, swaps. If the spread that investors are willing to pay over the benchmark widens and the rates we charge on our mortgage loans are not increased accordingly, we may experience a material adverse impact on our ability to execute securitizations or a reduction in the economic value of the pool of mortgage loans.

The origination of additional mortgage loans for our portfolio will be permanently funded by the issuance of asset-backed securities. If we do not generate sufficient cash from our portfolio for us to fund our operations, then we will need to either restructure the securities supporting our portfolio, sell additional shares of capital stock or debt securities to generate additional working capital or, if we are unable to sell additional securities on reasonable terms or at all, we will need to either reduce our origination business or sell a higher portion of our mortgage loans. If we sell our mortgage loans rather than retain them in our investment portfolio, then we will reduce the rate at which we grow our portfolio and we will be subject to corporate income tax on any gains we recognize on selling our mortgage loans. If our liquidity needs exceed our access to liquidity, we may need to reduce our origination business or sell assets at an inopportune time, thus reducing our earnings. We cannot assure you that we will be able to generate the amount of cash required to operate our business successfully.

We depend on borrowings and securitizations to fund our mortgage loans and reach our desired amount of leverage, which exposes us to liquidity risks. If we fail to obtain or renew sufficient funding on favorable terms or at all, we will be limited in our ability to make mortgage loans, which will harm our results of operations.

We depend on short-term borrowings to fund our mortgage loans and reach our desired amount of leverage. Accordingly, our ability to achieve our loan origination and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms.

In addition, we must be able to renew or replace our maturing short-term borrowings on a continuous basis. We depend on a few lenders to provide the primary financing facilities for our mortgage loan originations. In addition, our existing indebtedness may limit our ability to make additional borrowings. If our lenders do not allow us to renew our borrowings or we cannot replace maturing borrowings on favorable terms or at all, we might have to sell our mortgage-related assets under adverse market conditions, or we might not be able to originate mortgage loans, which would harm our results of operations and may result in permanent losses.

It is possible that our lenders under our financing facilities could experience changes in their ability to advance funds to us, independent of our performance or the performance of our loans. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to increase significantly the cost of the financing facilities that they provide to us. Moreover, the amount of financing we receive under our financing facilities is directly related to the lender’s valuation of the mortgage loans that secure the outstanding borrowings. Our financing facilities grant the lender the absolute right to re-evaluate the market value of the mortgage loans that secure our outstanding borrowings at any time. In the event the lender determines that the value of the mortgage loans has decreased, it has the right to initiate a margin call. A margin call would require us to transfer additional mortgage loans to the lender (without any advance of funds from the lender for such transfer of mortgage loans) or to repay a portion of the outstanding borrowings. Any such margin call could have a material adverse effect on our business, results of operations, liquidity and financial condition.

All of our financing facilities are subject to financial covenants and other restrictions. If we are unable to operate within the covenants and restrictions or obtain waivers, all amounts that we owe under our financing facilities could become immediately payable. The involuntary termination of a credit facility, or the acceleration of our debt under a credit facility, would impact all of our financing facilities and would have a material adverse effect on our business, financial condition, liquidity and results of operations.

We rely, and expect to continue to rely, upon our ability to securitize our mortgage loans to generate cash for repayment of short-term credit and warehouse facilities and to finance mortgage loans for the remainder of each mortgage loan’s life. We cannot assure you that we will be successful in securitizing mortgage loans that we accumulate in the future. Our ability to complete securitizations of our loans at favorable prices or at all will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the availability of credit enhancement on acceptable economic terms or at all and the performance of our portfolio of securitized loans.

We face substantial risks from our strategy of securitizing our loans.

The use of securitizations with overcollateralization requirements may have a negative impact on our cash flow. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive excess cash flow from a securitization transaction. We cannot assure you that the performance tests will be satisfied. Nor can we assure you, in advance of completing negotiations with the rating agencies or other key transaction parties, of the actual terms of such delinquency tests, overcollateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net excess income to us. Failure to negotiate such terms on a favorable basis may materially and adversely affect the availability of net excess income to us.

In addition, the net cash flow income we receive from our securitizations generally represents a junior security interest. Generally, so long as excess cash flow is being directed to the senior securities of a securitization trust to achieve overcollateralization, we will not receive distributions from the related securitized pool. Also, because the application of the excess cash flow to the senior securities of a securitization trust depends upon the performance of the related mortgage loans, there may be material variations in the amount, if any, of the excess cash flow distributed to us from period to period, and there may be extended periods when we do not receive excess cash flow. Any variations in the rate or timing of our receipt of distributions may adversely affect our business, financial condition, liquidity and results of operations.

We might be prevented from securitizing our mortgage loans at opportune times and prices, which could adversely affect our ability to generate cash flow.

We rely on our securitizations to generate cash for repayment of our financing facilities, origination of new mortgage loans and general working capital purposes. We bear the risk of being unable to securitize our mortgage loans at advantageous times and prices or in a timely manner, or at all. If it is not possible or economical for us to complete the securitization of a substantial portion of our mortgage loans, we may exceed our capacity under our warehouse financing, be unable or limited in our ability to pay down our financing facilities and originate future mortgage loans or may be required to liquidate mortgage loans when the market value of the loans is low and potentially may incur a loss on the sale transaction. Furthermore, if we cannot generate sufficient liquidity upon any such sale, we will be unable to continue our operations, grow our loan portfolio and maintain our hedging policy. The occurrence of any of these events would have a material adverse effect on our business, financial condition, liquidity and results of operations.

We may not be able to successfully execute our credit enhancement strategies, which could restrict our access to financing and adversely affect our business.

Since 1997, all of our securitizations have used credit enhancement, which we refer to as “senior securities,” to improve the price at which we issue our debt securities. We currently expect that the credit enhancement for the senior securities will be primarily in the form of either designating another portion of the securities we issue as “subordinate securities” (on which the credit risk from the mortgage loans is concentrated), paying for financial guaranty insurance policies for the loans, or both. The market for any subordinate securities we issue could become temporarily illiquid or trade at steep discounts, thereby reducing the cash flow we receive over time from our mortgage loans subject to the securities. If we use financial guaranty insurance policies and the expense of these insurance policies increases, the net interest income we receive will be reduced. We cannot assure you that credit enhancement features will be available at costs that would allow us to achieve desirable levels of net interest income from the securitizations of our mortgage loans.

We are subject to increased risk of default, foreclosure and losses associated with our strategy of lending to lower credit grade borrowers.

We specialize in originating, purchasing, securitizing and servicing mortgage loans to credit-impaired borrowers and borrowers that are ineligible to qualify for loans from conventional mortgage sources, such as Fannie Mae and Freddie Mac, due to either loan size, credit characteristics or documentation standards. Credit characteristics that may cause a loan to be ineligible for conventional mortgage funding include relatively high level of debt service carried by the borrower, higher LTV of the loan or past credit write-offs, outstanding judgments, prior bankruptcies or other credit items that cause a borrower to fail to satisfy Fannie Mae or Freddie Mac underwriting guidelines. Examples of documentation standards that are not eligible for conventional mortgage loans may include borrowers who provide limited or no documentation of income in connection with the underwriting of the related mortgage loans. Loans to lower credit grade borrowers generally experience higher-than-average delinquency, default and loss rates than do conforming mortgage loans. Because we do not utilize gain-on-sale accounting for our securitizations, loan delinquencies and defaults can cause reductions in our interest income and adversely affect our operating results, both with respect to unsecuritized loans and loans that we have securitized. If loan delinquencies and losses exceed expected levels, the fair market value of the mortgage loans held for investment and as collateral for warehouse borrowings, as well as the loan servicing-related assets on our consolidated balance sheet, may be adversely affected. If delinquencies and losses are greater than we expect, our ability to obtain financing and continue to securitize loans on attractive terms, or at all, may be adversely affected. If we underestimate the extent of losses that our loans will incur, or the reserves that we establish for such losses are insufficient, then our business, financial condition, liquidity and results of operations will be adversely impacted.

We cannot be certain that our underwriting criteria or collection methods will afford adequate protection against the higher risks associated with loans made to lower credit grade borrowers. If we are unable to mitigate these risks, our business, financial condition, liquidity and results of operations could be harmed.

Defaults on the mortgage loans in our securitization pools may impact our ability to market future pools.

The poor performance of mortgage loans we have sold or securitized in the past could limit our ability to sell or securitize mortgage loans in the future. The securitization market depends upon a number of factors, including general economic conditions, conditions in the securities markets generally and conditions in the asset-backed securities market specifically. In addition, the historical performance of the mortgage loans we originate may impact the perceived value of any future securities we may attempt to issue, which could adversely affect the ratings of our securities. If rating agencies issue unfavorable ratings or lower their rating relating to our securities, the costs of our future securitizations could increase and we may be limited in our ability to securitize our mortgage loans, which could have a material adverse effect on our business, financial condition, liquidity and results of operations. Furthermore, the rating agencies could require us to increase the over-collateralization level for our securitizations. Increases in our over-collateralization levels would have a negative impact on the value of our retained interests in our securitizations and could require additional capital to fund the over-collateralization, which may not be available on reasonable terms, or at all, and which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our servicing rights may be terminated if delinquencies occur on the loans we securitize.

We retain servicing rights upon the securitization of a pool of mortgage loans and also provide mortgage loan servicing for third parties. As of December 31, 2003, 52.9% of the mortgage loans’ principal balances we service are owned by third parties. Our servicing rights may be terminated upon the occurrence of certain events, generally if delinquencies or losses on the pool of loans in a particular securitization exceed prescribed levels for an extended period of time. As of February 2004, delinquencies and losses exceed the prescribed levels for ten of the third party securitizations that we service. These ten third party loan pools have aggregate unpaid principal balances at December 31, 2003 of $1.0 billion, which represented approximately 10% of our total servicing portfolio. If the level of delinquencies or losses is not reduced, these servicing rights may be subject to termination.

We are subject to risks related to mortgage loans in our portfolio, including borrower defaults, fraud losses and other losses, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are subject to risks of borrower defaults and bankruptcies, fraud losses and special hazard losses on the mortgage loans in our portfolio. In the event of any default under our mortgage loans, we will bear the risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal amount of the mortgage loan. Also, the costs of financing the mortgage loans could exceed the interest income we receive on the mortgage loans. If these risks materialize, they could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

If we do not successfully implement our growth strategy, our financial performance could be harmed.

We have experienced rapid growth, which has placed, and will continue to place, substantial pressure on our infrastructure. To maintain this level of growth, we may require additional capital and other resources beyond what we expect to have following the consummation of the proposed REIT conversion and related capital raising transaction. We cannot assure you that we will be able to: (1) meet our capital needs; (2) expand our systems effectively; (3) optimally allocate our human resources; (4) identify and hire qualified employees; (5) satisfactorily perform our production, servicing, and securitization functions; or (6) effectively incorporate the components of any businesses that we may acquire in our effort to achieve growth. Our failure to manage growth effectively could significantly harm our business, financial condition, liquidity and results of operations.

The residential mortgage origination business is a cyclical industry, is currently at or near its highest historical levels, and is expected to decline in 2004 and upcoming years, which could reduce the level of mortgage loans we originate in the future and adversely impact our business in the future.

The mortgage origination business has historically been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The residential mortgage industry has experienced rapid growth over the past three years due to declining and historically low interest rates. The Mortgage Bankers Association of America has predicted that residential mortgage originations will decrease in 2004 and 2005 due to rising interest rates. During periods of rising interest rates, refinancing originations decrease as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. We expect this to result in a decreased volume of originations in the foreseeable future. Due to stable and decreasing interest rates over recent years, our historical performance may not be indicative of results in a rising interest rate environment, and our business, financial condition, liquidity and results of operations may be adversely affected if interest rates rise.

An increase in interest rates may reduce overall demand for mortgage loans, reduce our net interest income or otherwise adversely affect our business or profitability.

Rising interest rates could adversely affect our business or profitability in a number of ways, including the following:

•	reduce the overall demand for our mortgage loans as potential customers may choose not to originate new loans;

•	reduce the spread we earn between the interest we receive on our mortgage loans and the interest we pay under our financing facilities and on our asset-backed securities; and

•	cause the fair market value of our asset-backed certificates and retained interests in securitizations to decline.

Each of the conditions described above could reduce our net interest income or otherwise have a material adverse effect on our business, financial condition, liquidity and results of operations.

A majority of our financing facilities are floating-rate debt that is indexed to short-term interest rates and adjusts periodically at various intervals. Interest expense on asset-backed securities is typically adjusted monthly relative to market interest rates. Because the interest expense we pay on our asset-backed securities typically adjusts faster than the interest income we earn on the mortgage loans we securitize, our net interest income can be volatile in response to increases in interest rates. Net interest losses would have a material adverse effect on our business, financial condition, liquidity and results of operations.

In addition, our adjustable-rate mortgages have interest rate caps, which limit the amount the interest rates charged to the borrower can increase in each adjustment period. Our financing facilities borrowings and asset-backed securities are not subject to similar restrictions. As a result, in a period of rapidly increasing interest rates, interest rates we pay on our borrowings could increase without limitation, while interest rates we earn on our adjustable-rate mortgage loans would be capped. If this occurs, our net interest spread could be significantly reduced or we could suffer a net interest loss. This may also reduce the amount of cash we receive over the life of any retained interests in future securitizations and require us to reduce the carrying value of any retained interests.

Furthermore, rising interest rates could increase the level of defaults on our mortgage loans, which would increase our servicing costs. Increases in our servicing costs would reduce the value of our servicing rights and could also have a material adverse effect on the value of our assets and on our business, financial condition liquidity and results of operations.

Declining interest rates could lead to more prepayments of our loans by our customers, adversely impact the value of our servicing rights or otherwise adversely affect our results of operations.

In general, if prevailing interest rates fall below the interest rate on a mortgage loan, the borrower is more likely to prepay the then higher rate mortgage loan than if prevailing rates remain at or above the interest rate on the existing mortgage loan. Unexpected principal prepayments could adversely affect our results of operations to the extent we are unable to reinvest the funds we receive at an equivalent or higher yield rate, if at all. If our customers prepay their mortgage loans sooner than expected, our business, financial condition, liquidity and results of operations could be materially and adversely affected. While we seek to minimize prepayment risk through a variety of means in originating our mortgage loans, we must balance prepayment risk against other risks and the potential returns on each mortgage loan, and no strategy can completely insulate us from prepayment or other such risks. Increased levels of prepayments could reduce our net income and materially and adversely affect our business, financial condition, liquidity and results of operations.

Declining interest rates would adversely affect the value of our mortgage servicing rights. We carry our mortgage servicing rights at fair value on our balance sheet and we periodically evaluate the value of these rights for impairment. In a declining interest rate environment, the increased likelihood of mortgage prepayments, which would eliminate the servicing rights for the prepaid mortgages, could lead to an impairment that could have a material adverse impact on the value of our assets.

In addition, a decline in prevailing interest rates could have the following consequences for us:

•	reduce our total interest revenue as we compete for loan originations against other loan providers who offer lower interest rates;

•	diminish the value of loans and servicing assets on our consolidated balance sheet; and

•	reduce the spreads available to us.

Each of the above consequences could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our hedging strategies may not be successful in mitigating the risks associated with interest rates.

We use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When rates change, we expect the gain or loss on derivatives to be offset by a related but inverse change in the value of the debt related to the financing of our mortgage loan portfolio. We cannot assure you, however, that our use of derivatives will offset the risks related to changes in interest rates. There have been periods, and it is likely that there will be periods in the future, during which we will incur losses on our derivative financial instruments under our required accounting rules that will not be fully offset by gains on the debt related to the financing of our mortgage loan portfolio. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Our hedging strategies may not be successful in mitigating the risks associated with changes in interest rates and could result in losses.

Our hedging strategy will be intended to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, our hedging program will likely be formulated with the intent to offset some of the potential adverse effects of changes in interest rate levels relative to the differences between the interest rate adjustment indices and maturity or reset periods of our mortgage loans and our borrowings.

A prolonged economic slowdown or a lengthy or severe recession could harm our operations.

The risks associated with our business are more acute during periods of economic slowdown or recession because these periods may be accompanied by decreased demand for consumer credit and declining real estate values. Because we make a substantial number of loans to credit-impaired borrowers, rates of delinquencies, foreclosures, and losses on our loans could be higher than those generally experienced in the mortgage lending industry during periods of economic slowdown or recession. In addition, declining real estate values negatively affect loan-to-value ratios of home equity collateral, which reduces the ability for borrowers to use home equity to support borrowings and is likely to result in a decrease in our level of new loan originations. Any sustained period of increased delinquencies, foreclosures, or losses could adversely affect our ability to originate, purchase, and securitize loans, which could significantly harm our business, financial condition, liquidity and results of operations.

We may be required to repurchase mortgage loans that we have securitized or sold, or to indemnify holders of our asset-backed securities.

If any of the mortgage loans do not comply with the representations and warranties that we make in connection with a securitization or loan sale, we may be required to repurchase those loans or replace them with substitute loans. If this occurs, we may have to bear any associated losses directly. In addition, in the case of loans that we have sold instead of securitized, we may be required to indemnify persons for losses or expenses incurred as a result of a breach. Repurchased loans typically are financed at a steep discount to the repurchase price, if at all. Any significant substitutions, repurchases or indemnifications could significantly harm our business, financial condition, liquidity and results of operations.

Investors may require greater returns relative to benchmark rates.

The securities issued in our securitizations are typically issued with various ratings and are priced at a spread over a certain benchmark, such as the yield on United States Treasury bonds, interest rate swaps, or LIBOR. If the spread that investors require over the benchmark widens and the rates we charge on our mortgage loans are not increased accordingly, we may experience a material adverse effect on our net interest income from our securitizations, resulting in a reduction in the economic value of the pool of mortgage loans that we have originated. This could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We advance borrowers’ monthly payments for loans we securitize and servicing expenses for all loans we service before receiving the corresponding payment from the borrower, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Under our securitization servicing agreements, we are required to advance scheduled payments to the trustee in the amount of the borrower’s monthly mortgage payment less our servicing fee even if the monthly payment on the underlying mortgage has not been paid to us. Under all servicing agreements we are also required to advance servicing expenses related to the mortgage loans (such as payment of delinquent taxes and foreclosure expenses, etc.). In each case, these advances of monthly payments and servicing expenses are made from our own funds. Our obligation to make these advances continues monthly until the related mortgage loan has been liquidated or we make a determination that such an advance will not be recovered upon the final liquidation of the related mortgage loan. Even then, we are unable to recoup such advances until the mortgage loan is brought current, paid off or liquidated through foreclosure. To the extent we make such advances without reimbursement by the borrower, we are at risk of not recovering the amounts we advance. Additionally, we may not have adequate cash from operations with which to make such advances and may be required to borrow funds, sell some of our loans or raise capital, which may not be available on reasonable terms or at all and which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We depend on brokers and correspondent lenders for 73% of our loan production.

We depend, to a large extent, on brokers and correspondent lenders for our originations and purchases of mortgage loans. Moreover, our total loan purchases from correspondent lenders, historically, have been highly concentrated. Our top three correspondent lenders accounted for approximately 30% and 36% of our correspondent loan volume and 9% and 10% of our total volume for the years ended December 31, 2003 and 2002, respectively. Our brokers and correspondent lenders are not contractually obligated to do business with us. Further, our competitors also have relationships with the same brokers and correspondent lenders and actively compete with us in our efforts to expand our broker and correspondent networks. Accordingly, we cannot assure you that we will be successful in maintaining our existing relationships or expanding our broker and correspondent networks. The failure to do so could negatively impact the volume and pricing of our loans, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Our business may be significantly affected by the economy of California, where we conduct a significant amount of business.

As of December 31, 2003, approximately 22% of the mortgage loans we originated or purchased were secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of natural disasters that are not covered by standard homeowners’ insurance policies, such as earthquakes or extensive wildfires, in California could adversely affect the value of mortgaged premises in California and increase the risk of delinquency, foreclosure, bankruptcy, or loss on mortgage loans in our portfolio. This would negatively affect our ability to originate, purchase, and securitize mortgage loans, which could have a material adverse effect on our business, financial condition, liquidity, and result of operation.

We face intense competition that could adversely affect our market share and revenues.

We face intense competition from finance and mortgage banking companies and, to a growing extent, from traditional bank and thrift lenders who have entered the non-conforming mortgage market. Government sponsored entities, or GSEs, such as Fannie Mae and Freddie Mac, are also expanding their participation in the non-conforming mortgage market. We also expect increased competition over the Internet, where entry barriers are relatively low. As we seek to expand our business further, we will face a significant number of competitors, many of whom will be well established in the markets we seek to penetrate. The nature of the mortgage banking industry, and the way business is conducted, is changing. Some of our competitors are much larger than we are, have better name recognition, and have far greater financial and other resources than we have. Our competitors that operate under authority of federal law also benefit from general federal preemption of state and local laws and regulations, to which we are generally subject.

The intense competition in the non-conforming mortgage market has also led to rapid technological developments, evolving industry standards, and frequent releases of new products and enhancements. As mortgage products are offered more widely through alternative distribution channels, such as the Internet, we may be required to make significant changes to our current retail structure and information systems to compete effectively. Our inability to continue developing a successful Internet operation, or to adapt to other technological changes in the industry, could have a material adverse effect on our business, financial condition, liquidity and results of operations.

The need to maintain mortgage loan volume in this competitive environment creates a risk of price competition in the mortgage industry. Competition in the industry can take many forms, including interest rates and costs of a loan, convenience in obtaining a loan, customer service, amount and term of a loan and marketing and distribution channels. Price competition would lower the interest rates that we are able to charge borrowers, which would lower our interest income. Price-cutting or discounting reduces profits and will depress earnings if sustained for any length of time. Increased competition may also reduce the volume of our loan originations, purchases, and securitizations. Any increase in these pricing pressures could have a material adverse effect on our business, financial condition, liquidity and results of operations.

Interests in real property secure our mortgage loans and we may suffer a loss if the value of the underlying property declines.

Interests in real property secure the mortgage loans we originate. If the value of the property underlying a mortgage loan decreases, our risk of loss with respect to the mortgage loan increases. In the event there is a default under a mortgage loan, our sole recourse may be to foreclose on the mortgage loan to recover the outstanding amount under the mortgage loan. If the value of the property is lower than the amount of the mortgage loan, we would suffer a loss, which could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We may be subject to environmental risks with respect to properties to which we take title.

From time to time, in the ordinary course of our business, we foreclose on properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on these properties, and we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and cleanup costs incurred in connection with the contamination. Although, to date, we have not been required to perform any material investigation or clean up activities, nor have we been subject to any environmental claims, we cannot assure you that this will remain the case in the future. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Terrorist attacks and other acts of violence or war may affect any market for our common stock, the industry in which we operate, our operations and our profitability.

Terrorist attacks may harm our results of operations and your investment. We cannot assure you that there will not be further terrorist attacks against the United States or U.S. businesses. These attacks or armed conflicts may impact the property collateralizing our mortgage loans directly or indirectly, by undermining economic conditions in the United States. Furthermore, losses resulting from terrorist events are generally uninsurable.

Loss of our key management could result in a material adverse effect on our business.

Our future success depends to a significant extent on the continued services of our senior management. We do not maintain “key person” life insurance for any of our personnel, other than for our Chief Executive Officer and Chief Operating Officer. The loss of the services of our senior managers, or other key employees, could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

In addition, we depend on our account executives to attract borrowers by, among other things, developing relationships with other financial institutions, mortgage companies and brokers, real estate agents and brokers, corporations, and others. These relationships lead to repeat and referral business. The market for skilled account executives is highly competitive. Competition for qualified account executives may lead to increased hiring and retention costs. If we are unable to attract or retain a sufficient number of skilled account executives at manageable costs, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

Our dependence on information systems may result in problems.

We rely on communications and information systems to conduct our business. As we implement our growth strategy and increase our volume of loan production over the Internet, that reliance will increase. Any failure, interruption or breach in security of our information systems or third-party information systems on which we rely could cause underwriting or other delays and could result in fewer loan applications being received. Any such failure, interruption, or compromise of our systems or security measures we employ could affect our flow of business and, if prolonged, could harm our reputation. We cannot assure you that possible failures or interruptions have been adequately addressed by us or the third parties on which we rely, or that any such failures or interruptions will not occur. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

Regulatory and Legal Risks

We incur significant costs related to governmental regulation.

Our business is subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of our operations. Our lending and servicing activities are subject to numerous federal laws and regulations, including the Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Real Estate Settlement Procedures Act, or RESPA, the Fair Housing Act, the Home Mortgage Disclosure Act, the Fair Debt Collection Practices Act and the privacy requirements in the Gramm-Leach-Bliley Act. We also are required to comply with a variety of state and local consumer protection laws and are subject to the rules and regulations of, and examination by state regulatory authorities with respect to originating, processing, underwriting, selling, securitizing and servicing mortgage loans. These requirements can and do change as statutes and regulations are amended.

These statutes and regulations, among other things, impose licensing obligations upon us, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, finance charges, fees and mortgage loan amounts. We expect to continue to incur significant costs to comply with governmental regulations, which will have a negative effect on our net income.

The nationwide scope of our origination and servicing activities exposes us to risks of noncompliance with an increasing and inconsistent body of complex laws and regulations at the federal, state, and local levels.

Because we originate loans nationwide, we must be licensed in all relevant jurisdictions and comply with the respective laws and regulations, as well as judicial and administrative decisions. We also are subject to an extensive body of federal laws and regulations. See “Business – Regulation.” Among other things, these statutes and regulations require our affiliates to be licensed, provide eligibility criteria for mortgage loans, prohibit discrimination, require inspections and appraisals of properties securing a mortgage, require credit reports on mortgage applicants, specify disclosures and notices to borrowers and, in some cases, set limits on interest rates, finance charges, fees, and mortgage loan amounts. These rules also may regulate assessment, collection, foreclosure and claims handling, investment and interest payments on escrow balances, and payment features. The significant costs to comply with governmental regulations may have a negative effect on our net income.

The volume of new or modified laws and regulations has increased in recent years, and the laws and regulations of each applicable jurisdiction often differ and in many cases are inconsistent and complex. As our operations continue to grow, it may be more difficult for us to identify these developments comprehensively, to interpret changes accurately, to program our technology systems properly to reflect the changes and to train our personnel effectively with respect to these laws and regulations. These difficulties potentially increase our exposure to the risks of noncompliance with these laws and regulations.

Our failure to comply with these laws can lead to:

•	civil and criminal liability, including potential monetary penalties;

•	loss of state licenses or other approval status required for continued lending or servicing operations;

•	legal defenses causing delay or otherwise adversely affecting the servicer’s ability to enforce loans, or giving the borrower the right to rescind or cancel the loan transaction;

•	demands for indemnification or loan repurchases from purchasers of our loans;

•	class action lawsuits;

•	administrative enforcement actions;

•	loss of the ability to obtain ratings on our securitizations by rating agencies; or

•	inability to obtain credit to fund our operations.

Although we have systems and procedures directed to compliance with these legal requirements and believes that we are in material compliance with all applicable federal, state and local statutes, rules and regulations, we cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies will not interpret existing laws or regulations in a more restrictive manner, which could make compliance more difficult or expensive. These applicable laws and regulations are subject to administrative or judicial interpretation, but some of these laws and regulations have been enacted only recently or may be interpreted infrequently. As a result of infrequent or sparse interpretations, ambiguities in these laws and regulations may leave uncertainty with respect to permitted or restricted conduct under them. Any ambiguity under a law to which we are subject may lead to regulatory investigations, governmental enforcement actions, or private causes of action, such as class action lawsuits, with respect to our compliance with applicable laws and regulations. As a mortgage lender, we have been, and expect to continue to be, subject to regulatory enforcement actions and private causes of action from time to time with respect to our compliance with applicable laws and regulations.

We or our subsidiaries are subject to examination by state regulatory authorities in the states in which we operate. In response to issues arising from these examinations, we have been required in the past to take corrective actions, including changes in certain business practices or refunds to certain borrowers. We can provide no assurance that future examinations will not cause us to change certain business practices, make refunds or take other actions that would be financially or competitively adverse.

Further, we compete with federally chartered institutions and their operating subsidiaries that also operate in a multistate market environment. Under their federal charters and federal regulations, these federal entities operate with the benefit of broad federal preemption of state and local laws regulating their lending activities. Unlike those competitors, we are generally subject to all state and local laws applicable to mortgage lenders in each jurisdiction in which we lend, including new laws directed at non-conforming mortgage lending, as described below under “Business—Regulation.” At least one national rating agency has announced that, in recognition of the benefits of federal preemption, it will not require additional credit enhancement by federal institutions when they issue securities backed by mortgages from a state with predatory lending laws. As a non-federal entity, we will continue to be subject to such rating agency requirements arising from state or local lending-related laws or regulations. In addition, such federally-chartered institutions and their operating subsidiaries have defenses under federal law to allegations of noncompliance with such state and local laws that are unavailable to us.

Our failure or the failure of our subsidiaries to obtain and maintain licenses in the jurisdictions in which we do business could have a material adverse effect on our results of operations, financial condition and business.

We operate in a highly regulated industry, and we and our subsidiaries are subject to licensing requirements in the various states where we do business. We cannot assure you that we will be able to obtain all the necessary licenses and approvals in a timely manner or at all. Failure to obtain and maintain these licenses and approvals would limit, delay and disrupt our operations in certain geographical regions, and perhaps nationwide, and could have a material adverse effect on our business, financial condition, liquidity and results of operations.

New legislation may restrict our ability to make loans, negatively affecting our revenues.

Several federal, state, and local laws, rules and regulations have been adopted in recent years, or are under consideration, that are intended to eliminate lending practices labeled as “predatory.” Many of these laws and rules impose certain restrictions on loans on which certain points and fees or the annual percentage rate, or APR, exceeds specified thresholds. Generally we avoid making or acquiring loans that exceed those thresholds because of the costs and risks associated with such loans, and the market valuations and perceptions of such loans.

Congress and federal government agencies also continue to consider legislative and regulatory proposals affecting mortgage lending, including “predatory lending.” Among these proposals are ones that would lower the existing federal Home Ownership and Equity Protection Act, or HOEPA, thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive such high-cost loans.

Moreover, many of the laws and regulations that have been recently enacted or are proposed extend beyond curbing “predatory lending” practices and could restrict commonly accepted lending activities. For example, some of these laws strictly limit a borrower’s ability to include in the loan amount the points and fees charged in connection with the origination of a mortgage loan; others restrict or prohibit prepayment charges. Passage of these laws and regulations in additional jurisdictions could reduce our loan origination volume. Additionally, this type of legislation and any new legislation may cause us to withdraw from some jurisdictions.

The continued enactment of these laws, rules and regulations may prevent us from making certain loans and may cause us to reduce the APR or the points and fees on loans that we do originate. In addition, the difficulty of managing the compliance risks presented by these laws, rules and regulations may decrease the availability of warehouse financing and the overall demand for non-conforming mortgage loans. These laws, rules, and regulations have required us to develop systems and procedures to ensure that we do not violate any aspect of these new requirements. If we decide to relax our self-imposed restrictions on originating and purchasing loans subject to these laws, we will be subject to greater risks for actual or perceived non-compliance with such laws, rules, and regulations, including demands for indemnification or loan repurchases from our lenders and purchasers of our loans, class action lawsuits, increased defenses to foreclosure of individual loans in default, individual claims for significant monetary damages, and administrative enforcement actions. Any of the foregoing could significantly harm our business, financial condition, liquidity and results of operations.

In addition, because of reputational and financial risks, many whole loan purchasers will not buy, and rating agencies may refuse to rate, any securitization containing any loan labeled as a “high cost” loan under any local, state or federal law or regulation. Therefore, these laws and regulations can severely constrict the secondary market and limit the acceptable standards of mortgage loan production. Changes in these laws and regulations could effectively preclude us from originating mortgage loans that are governed by those rules and could have a material adverse effect on our ability to securitize or sell mortgage loans and, accordingly, our business, financial condition, liquidity and results of operations.

Furthermore, from time to time, members of Congress and government officials have advocated the elimination of the mortgage interest deduction for federal income tax purposes, or its reduction based on borrower income, type of loan or principal amount. The tax deductibility of mortgage interest gives mortgage products a competitive advantage when compared to other types of consumer financing, an advantage that could be eliminated or seriously impaired by such government action. Accordingly, the reduction or elimination of these tax benefits to borrowers could have a material adverse effect on the demand for the mortgage loan products we offer.

The recent reduction in scope of preemption previously afforded non-depository lenders under the Alternative Mortgage Transactions Parity Act could have a material adverse effect on our results of operations, financial condition and business.

Certain state laws restrict or prohibit prepayment charges on mortgage loans and until July 1, 2003, we relied on the federal Alternative Mortgage Transactions Parity Act, or the Parity Act, and related rules issued in the past by the Office of Thrift Supervision, or the OTS, to preempt state limitations on prepayment charges related to adjustable rate mortgage loans. On September 25, 2002, the OTS released a new rule that reduced the scope of the Parity Act preemption and, as a result, we are no longer able to rely on the Parity Act to preempt state restrictions on prepayment charges. The effective date of the new rule was July 1, 2003. The elimination of this federal preemption requires us to comply with state restrictions on prepayment charges. These restrictions prohibit us from charging any prepayment charge in certain states and restrict the amount and duration of prepayment charges that we may impose in other states. This may place us at a competitive disadvantage relative to federally chartered institutions that will continue to enjoy federal preemption of such state restrictions. Such institutions may still charge prepayment charges without regard to state restrictions and, as a result, may be able to offer loans with interest rate and loan fee structures that are more attractive than the interest rate and loan fee structures that we are able to offer.

In addition, on April 24, 2003, a New Jersey state appellate court relied on the new OTS rule to find that the Parity Act does not preempt New Jersey state law restrictions on prepayment charges. This ruling has been appealed to the New Jersey Supreme Court. If the New Jersey appellate court’s decision were followed by other courts, such courts might call into question the validity of prepayment penalty provisions under which we have previously collected prepayment charges and which we continued to include in our loan documentation prior to July 1, 2003 on the basis of Parity Act preemption, which may require us to refund and waive a significant amount in prepayment charges.

We are subject to various legal actions, which if decided adversely, could have a material adverse effect on us.

Because the non-conforming mortgage lending and servicing business, by its nature, involves the collection of numerous accounts, the validity of liens and compliance with local, state and federal lending laws, mortgage lenders, and servicers, including us, are subject to numerous claims and legal actions in the ordinary course of business. These legal actions include lawsuits brought as class actions that allege violations of various federal, state and local consumer protection laws. We are currently defending a number of lawsuits in which the plaintiffs are seeking class action certification. For example, in Josephine Coleman v. America’s MoneyLine, the plaintiffs allege consumer fraud and unjust enrichment under Illinois law and similar laws of other states. We are defending another class action claim in Loisann Singer, et al. v. Saxon Mortgage Services (f/k/a Meritech Mortgage Services, Inc.), et al., in which the plaintiffs allege violations of Illinois law by collecting prepayment penalties in accordance with the terms of the mortgages of certain borrowers whose loans had been accelerated due to default and which later were prepaid by the borrowers. In Shirley Hagan, et al. v. Concept Mortgage Corporation, Saxon Mortgage and others, plaintiffs allege that the defendant mortgage companies, including Saxon Mortgage, violated the Home Ownership and Equity Protection Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Michigan Mortgage Brokers, Lenders and Servicers Licensing Act with respect to the fees and interest rate charged to plaintiff and the related loan disclosures, in connection with the plaintiff’s loan and the loans of a similarly situated class of borrowers. While we cannot predict the ultimate legal and financial liability with respect to these legal actions brought against us, an adverse judgment in these or other legal actions could have a material adverse effect on our financial condition. In addition, in recent years, both state and federal regulators have subjected the practices of non-conforming mortgage lenders to particularly intense regulatory scrutiny, which has resulted in a number of well-publicized governmental and other investigations of other mortgage lenders in our industry. Any such investigation of us could have a material adverse effect on our business, results of operations, liquidity and financial condition.

If many of our borrowers become subject to Servicemembers Civil Relief Act of 2003, our cash flows and interest income may be adversely affected.

Under the Servicemembers Civil Relief Act, which re-enacted in 2003 the Soldiers’ and Sailors’ Civil Relief Act of 1940, a borrower who enters military service after the origination of his or her mortgage loan generally may not be required to pay interest above an annual rate of 6%, and the lender is restricted from exercising certain enforcement remedies, during the period of the borrower’s active duty status. This Act also applies to a borrower who was on reserve status and is called to active duty after origination of the mortgage loan. A significant mobilization by the U.S. Armed Forces could increase the number of our borrowers who are subject to this Act, thereby reducing our cash flow and the interest payments collected from those borrowers, and in the event of default, delaying or preventing it from exercising the remedies for default that otherwise would be available to us.

The conduct of the independent brokers through whom we originate our wholesale loans could subject us to fines or other penalties.

The mortgage brokers through whom we originate wholesale loans have parallel and separate legal obligations to which they are subject. While these laws may not explicitly hold the originating lenders responsible for the legal violations of mortgage brokers, federal and state agencies increasingly have sought to impose such liability. Recently, for example, the United States Federal Trade Commission, or the FTC, entered into a settlement agreement with a mortgage lender where the FTC characterized a broker that had placed all of its loan production with a single lender as the “agent” of the lender; the FTC imposed a fine on the lender in part because, as “principal,” the lender was legally responsible for the mortgage broker’s unfair and deceptive acts and practices. The United States Department of Justice in the past has sought to hold mortgage lenders responsible for the pricing practices of mortgage brokers, alleging that the mortgage lender is directly responsible for the total fees and charges paid by the borrower under the Fair Housing Act even if the lender neither dictated what the mortgage broker could charge nor kept the money for its own account. We exercise little or no control over the activities of the independent mortgage brokers from whom we obtain our wholesale loans. However, we have in the past made refunds to our borrowers because of the conduct of mortgage brokers and it is possible that we may in the future be subject to additional payments, fines or other penalties based upon the conduct of the brokers with whom we do business.

“Do not call” registries may limit our ability to market our products and services.

Our marketing operations are or may become subject to various federal and state “do not call” list requirements. The FTC has recently amended its rules to provide for a national “do not call” registry. Under these new federal regulations, consumers may have their phone numbers added to the national “do not call” registry. Generally, we are prohibited from cold calling anyone on that registry. Despite court decisions calling into question the FTC’s authority to implement this registry, the FTC has put it into operation, pending a definitive judicial decision. These regulations may restrict our ability to market effectively our products and services to new customers. Furthermore, compliance with these regulations may prove costly and difficult, and we may incur penalties for improperly conducting our marketing activities.

The fraudulent and negligent acts on the part of loan applicants, mortgage brokers, appraisers, other vendors, and our employees could subject us to losses.

When we originate mortgage loans, we rely heavily upon information supplied by third parties including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is misrepresented and the misrepresentation is not detected before loan funding, the value of the mortgage loan may be significantly lower than expected. Whether the loan applicant, the mortgage broker, another third party, or one of our employees makes a misrepresentation, we generally bear the risk of loss associated with the misrepresentation. A mortgage loan subject to a material misrepresentation is typically unsaleable or subject to repurchase if it is sold before detection of the misrepresentation, such persons and entities are often difficult to locate and it is often difficult to collect from them any monetary losses we have suffered.

While we have controls and processes designed to help us identify misrepresented information in our loan origination operations, we cannot assure you that we have detected or will detect all misrepresented information in our loan originations operations.

Compliance with proposed and recently enacted changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002 and rules and regulations promulgated by the SEC and the Nasdaq National Market have increased the scope, complexity and cost of corporate governance, reporting and disclosure practices. We believe that these rules and regulations will make it more costly for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified members of management and our board of directors, particularly to serve on our audit committee.

We are subject to significant legal and reputational risks and expenses under federal and state laws concerning privacy, use, and security of customer information.

The federal Gramm-Leach-Bliley financial reform legislation imposes significant privacy obligations on us in connection with the collections, use, and security of financial and other nonpublic information provided it by applicants and borrowers. We adopted a privacy policy and adopted controls and procedures to comply with the law when it took effect on July 1, 2001. In addition, California has enacted, and several other states are considering, even more stringent privacy or customer information security legislation, as permitted under federal law. Because laws and rules concerning the use and protection of customer information are continuing to develop at the federal and state levels, we expect to incur increased costs in our effort to be and remain in full compliance with these requirements. Nevertheless, despite our efforts we will be subject to legal and reputational risks in connection with our collection and use of customer information, and we cannot assure you that will not be subject to lawsuits or compliance actions under such state nor federal privacy requirements. To the extent that a variety of inconsistent state privacy rules or requirements are enacted, our compliance costs could substantially increase.

Risks of Ownership of Our Common Stock

Shares of our common stock available for future sale could have an adverse effect on our stock price.

Sales of a substantial number of shares of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. Also, a substantial number of shares of our common stock will, pursuant to employee benefit plans, be issued or reserved for issuance from time to time, including common stock reserved for issuance pursuant to options granted, and these shares of common stock will be available for sale in the public markets from time to time. Moreover, the issuance of additional shares of our common stock in the future would be available for sale in the public markets. We cannot predict the effect that future sales of shares of our common stock will have on the market price of our common stock.

Market interest rates could have an adverse effect on our stock price.

One of the factors that will influence the price of our common stock will be the dividend yield on our common stock (as a percentage of the price of our common stock) relative to market interest rates. Thus, an increase in market interest rates may lead prospective purchasers of our common stock to expect a higher dividend yield, which would adversely affect the market price of our common stock.

Risks and Effects of the Proposed REIT Conversion

There will be changes to aspects of our business as a result of our conversion to a REIT.

Although we intend to conduct our business operations in substantially the same manner as they currently are conducted, to retain our overall mortgage loan portfolio activity of securitizing the mortgage loans we originate and maintain our current hedging strategies, if our proposed conversion to a REIT is approved by shareholders and occurs, will alter the manner in which we operate our business. See our discussion under “Item 1. Business—Changes in Our Business as a Result of the Proposed REIT conversion.”

Business Operations. We may in the future, but may not initially, have the ability to conduct loan origination and/or servicing in our REIT or in qualified REIT subsidiaries. Although we have the ability to conduct loan origination and/or servicing in our taxable REIT subsidiaries, the inability to perform these functions in our REIT or in qualified REIT subsidiaries may adversely impact our business and results of operations. We must successfully maintain our organizational structure and our business operations within that structure or lose our REIT status.

Securitizations. Historically, we have structured our securitizations as REMICs the use of which results in a sale of the securitized mortgage loans for federal income tax purposes. Following the proposed REIT conversion, we intend to structure most or all of our securitizations as non-REMIC borrowing transactions for federal income tax purposes, which we believe will facilitate compliance with the REIT income and asset tests and allow us to defer recognition of any taxable gain associated with the securitized mortgage loans. We will have less flexibility in some respects in structuring our non-REMIC borrowing transactions than we had with our prior REMIC securitizations:

•	unlike in the case of a REMIC, all of the debt securities issued to investors in a non-REMIC securitization generally must have an investment-grade rating;

•	the equity interest in a non-REMIC securitization generally is less liquid than its REMIC analogue because it must be wholly-owned by a REIT or a qualified REIT subsidiary; and

•	we will have less flexibility in structuring “interest only” type securities in a non-REMIC securitization than in a REMIC.

Although we believe that the benefits from deferring the recognition of any taxable gain associated with the mortgage loans securitized through non-REMIC borrowing transactions will exceed the economic cost of the structuring limitations related to those transactions, we cannot assure you that we will achieve these benefits.

Hedging. Although we expect to continue our current hedging strategy, the REIT qualification tests will limit the amount of income we can realize from financial derivatives in the REIT. As a result, we may be required to conduct some hedging activities through taxable REIT subsidiaries, which will subject the related hedging income to corporate income tax and, in some circumstances, may limit the effectiveness of our hedging strategy.

If we cannot successfully implement any or all of these changes to our business or successfully manage our growth, our business, financial condition, liquidity and results of operations will be adversely affected.

There are additional risks associated with our proposed REIT conversion.

If we are successful in effectuating our proposed REIT conversion, we will be faced with additional risks, such as: (1) our ability to satisfy complex rules in order to qualify as a REIT for federal income tax purposes, (2) the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules, (3) changes in federal income tax laws and regulations applicable to REITs, (4) our inability to obtain third party consents and authorizations in connection with the proposed REIT conversion, (5) increased cash requirements to meet our minimum REIT distribution requirements, (6) our hedging strategies may be limited by REIT requirements, (7) our failure or the failure of our subsidiaries to obtain and maintain licenses in the jurisdictions in which we do business, (8) the market price and trading volume of our common stock may be volatile following the proposed REIT conversion, and (9) various other REIT related risks that are further detailed in our preliminary proxy statement/prospectus as filed by Saxon REIT, Inc. with the SEC on February 13, 2004.

Item 2.	Properties

Our principal executive headquarters is located at 4860 Cox Road, Suite 300, in Glen Allen, VA and contains 34,448 square feet. Our principal mortgage loan origination headquarters is located at 4880 Cox Road in Glen Allen, VA and contains 59,948 square feet. Our principal mortgage loan servicing headquarters is located at 4708 Mercantile Drive, Fort Worth, TX and contains 71,646 square feet. The leases for these premises expire on June 30, 2008, July 31, 2005 and September 30, 2009, respectively. We lease property in the following metropolitan areas as of December 31, 2003: Phoenix, AZ; Foothill Ranch, CA; Walnut Creek, CA; Denver, CO; Milford, CT; Ft. Lauderdale, FL; Tampa, FL; Atlanta, GA; Indianapolis, IN; Oakbrook Terrace, IL; Kansas City, KS; New Orleans, LA; Livonia, MI; Greenbelt, MD; Las Vegas, NV; Raleigh, NC; Omaha, NE; Cherry Hill, NJ; Buffalo, NY; Hauppauge, NY; Portland, OR; Pittsburgh, PA; Nashville, TN; Dallas, TX; and Richmond, VA. We do not consider any specific leased location to be material to our operations. We believe that equally suitable alternative locations are available in all areas where we currently do business. We also own a condominium unit in Glen Allen, VA that is used for temporary corporate housing.

Item 3.	Legal Proceedings

Because we are subject to many laws and regulations, including but not limited to federal and state consumer protection laws, we are regularly involved in numerous lawsuits filed against us, some of which seek certification as class action lawsuits on behalf of similarly situated individuals. If class actions are certified and there is an adverse outcome or we do not otherwise prevail in the following matters, we could suffer material losses, although we intend to vigorously defend these lawsuits.

Paul Graham, et al. v. America’s MoneyLine is a Collective Action Complaint filed under the Federal Fair Labor Standards Act (“FLSA”) filed on January 30, 2003 in the United States District Court, Central District of California as Case No. 03-0098. The suit alleges that loan officers who routinely worked over 40 hours per week were denied overtime compensation in violation of the FLSA. The plaintiffs seek unpaid wages at the overtime rate, an equal amount in liquidated damages, costs and attorneys fees. The parties executed a settlement agreement on November 3, 2003 to settle the claims of the collective action members in exchange for payment of approximately $1.4 million, which includes payment of fees and expenses of plaintiffs’ counsel. Approximately 310 current and former loan officers opted into the collective action and accepted the terms of the settlement agreement. The Court entered a joint stipulation and order of dismissal on December 23, 2003. We are in the process of performing our obligations under the settlement agreement, and have paid out approximately $1.35 million of the $1.4 million settlement total to current and former loan officers and their attorneys.

Josephine Coleman v. America’s MoneyLine is a matter filed in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 02L1557 filed on November 19, 2002. This is a class action suit alleging consumer fraud and unjust enrichment under Illinois law and similar laws of other states. In December 2002, defendants filed a Petition to Compel Arbitration in the United States District Court for the Southern District of Illinois. The Motion to Compel Arbitration in federal court was denied on jurisdictional grounds. The state court case is stayed pending a decision on our appeal of the federal district court’s denial of our motion to compel arbitration. If the plaintiff achieves nationwide class certification and the case is decided adversely to America’s MoneyLine, the potential loss could materially and adversely affect our earnings. At the present time, however, we cannot predict the outcome of the case.

Margarita Barbosa, et al. v. Saxon Mortgage Services (f/k/a Meritech Mortgage Services, Inc.) et al., is a matter filed on November 19, 2002 in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 02C6323. This is a class action suit alleging violation of the Illinois Interest Act, the Illinois Consumer Fraud Act, similar laws, if any, in other states, and a breach of contract. The plaintiffs allege that we violated Illinois law by collecting prepayment penalties in accordance with the terms of the mortgages of certain borrowers whose loans had been accelerated due to default, and which later were prepaid by the borrowers. We believe that approximately 27 Illinois mortgages are subject to the allegations. In addition, the plaintiffs allege that their claims apply to loans that we made in all other states in addition to Illinois, where we collected prepayment penalties in these particular circumstances. The claim of Ms. Barbosa was separated from the potential class action by means of a motion to compel arbitration pursuant to the arbitration agreement in her mortgage, and the claim has been settled. The mortgages of some or all of the other plaintiffs in the alleged class do not contain arbitration agreements. The court dismissed the sole federal law claim alleged by the plaintiffs against a non-affiliated defendant, and as a result dismissed without prejudice the state law claims against Saxon Mortgage Services and the other remaining defendants on jurisdictional grounds. The remaining named plaintiff re-filed the case as Loisann Singer, et al. v. Saxon Mortgage Services, Inc. (f/k/a Meritech Mortgage Services, Inc.), et al. in the Circuit Court of Cook County, Illinois, Case No. 03CH13222, and on our motion, the case was removed to the U.S. District Court for the Northern District of Illinois on September 10, 2003. The parties have agreed to a settlement that would require us to pay approximately $0.2 million to a group of 27 former Illinois borrowers and their attorneys in exchange for a dismissal. The court has entered an order approving the settlement, and we are in the process of performing our obligations under the settlement. Each of the 27 former borrowers may choose to opt out of the settlement and may pursue individual actions against us. The settlement would not preclude former borrowers in other states from bringing similar claims, or attempting to assert similar claims as a class action.

Shirley Hagan, et al. v. Concept Mortgage Corporation, Saxon Mortgage and others is a class action filed on February 27, 2003 in the Circuit Court of Wayne County, Michigan. The suit alleges that the defendant mortgage companies, including Saxon Mortgage, violated the Home Ownership and Equity Protection Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Michigan Mortgage Brokers, Lenders and Servicers Licensing Act with respect to the fees and interest rate charged to plaintiff and the related loan disclosures, in connection with the plaintiff’s loan and the loans of a similarly situated class of borrowers. The suit seeks rescission of the affected loans, damages with interest, and costs and attorneys fees. We removed the case to federal court and filed a motion to compel arbitration, which was granted by the Magistrate Judge and subsequently appealed by the plaintiff. The District Court affirmed the Magistrate Judge’s order, and we have initiated arbitration. The case is pending in the U.S. District Court for the Eastern District of Michigan, Southern Division, Case No. 03-71233. At this time we cannot predict the outcome of this matter; however, we do not expect that a negative outcome in this matter would have a material adverse effect on our financial condition or results of operations.

We are subject to other legal proceedings arising in the normal course of our business. In the opinion of management, the resolution of these other proceedings is not expected to have a material adverse effect on our financial position or our results of operations.

Item 4.	Submission of Matters to a Vote of Shareholders

None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Shareholder Matters

Our common stock has been listed for trading on the Nasdaq National Market under the symbol “SAXN” since January 16, 2002. Prior to that time, including during the period covered by this report, there was no public market for our common stock. On March 1, 2004, the last reported price of our common stock on the Nasdaq National Market was $27.84 per share.

Based upon information supplied to us by the registrar and transfer agent for our common stock, the number of common shareholders of record on March 9, 2004 was 31, not including beneficial owners in nominee or street name. We believe that a significant number of shares of our common stock are held in nominee name for beneficial owners. The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock on the Nasdaq National Market.

	2003		2002 (1)
	High	Low	High	Low
First quarter	$13.96	$10.76	$15.22	$10.50
Second quarter	$19.01	$12.81	$17.03	$14.00
Third quarter	$18.65	$15.30	$16.15	$10.27
Fourth quarter	$22.15	$17.15	$13.50	$8.15

(1)	Data for the first quarter 2002 is for the period January 16, 2002, the date our common stock began trading on Nasdaq, through March 31, 2002.

We have never declared or paid any cash dividends on our common stock. We have, in the past, retained any earnings for use in our business. If we consummate our proposed REIT conversion, we expect to make quarterly distributions to shareholders totaling, on an annual basis, at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain). The actual amount and timing of dividends to be declared by the Board of Directors will depend on our financial condition and earnings.

Registered Offering

Pursuant to the registration rights agreement related to our 144A Offering, we filed a Shelf Registration Statement on Form S-1 (Registration Statement No. 333-71052) that was declared effective by the SEC on January 15, 2002. We registered for resale a total of 32,463,100 shares of our common stock, including 50,000 shares owned by certain senior executives and 4,413,000 shares of common stock that may be issued to certain of the selling shareholders upon exercise of options and warrants. All of these shares were registered at our expense for sale by selling shareholders were available to be sold by them from time to time on an ongoing basis. We did not receive any proceeds from the sale of common stock by the selling shareholders. Through December 31, 2003, we incurred expenses in connection with the offering totaling approximately $3.5 million. Our contractual obligations to maintain the effectiveness of this registration statement have expired, and on January 26, 2004 we deregistered all shares registered for sale that remain unsold.

Item 6.	Selected Financial Data

The following selected financial data for Saxon Capital, Inc. for the years ended December 31, 2003, 2002, the period July 6, 2001 to December 31, 2001, and as of December 31, 2003, 2002 and 2001 have been derived from our consolidated financial statements, which have been audited by our independent auditors, and are included elsewhere herein.

The following selected financial data as of December 31, 2000, and 1999, for the period January 1, 2001 to July 5, 2001, and for the years ended December 31, 2000 and 1999 have been derived from our predecessor’s consolidated financial statements, which have been audited by our independent auditors. You should read the information below along with all other financial information and analysis presented in this Annual Report, including the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere herein.

Prior to July 6, 2001, we sold our mortgage loans, while retaining certain residual interests, through securitizations structured as sales, with a corresponding one-time recognition of gain or loss, under GAAP. Since July 6, 2001, we structure our securitizations as financing transactions. These securitizations do not meet the qualifying special purpose entity criteria under Statement of Financial Accounting Standard No 140, or SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, because after the loans are securitized, the securitization trust may acquire derivatives relating to beneficial interests retained by us; also we as servicer, subject to applicable contractual provisions, have sole discretion to use our best commercial judgment in determining whether to sell or work out any loans securitized through the securitization trust that become troubled. Accordingly, following a securitization, the mortgage loans remain on our consolidated balance sheet, and the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans. We record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, and do not recognize a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the actual receipt of cash payments, and is expected to decrease our earnings volatility compared to those companies that structure their securitizations as sale transactions for GAAP purposes. This change has significantly impacted our results of operations after July 6, 2001, compared to our results for periods prior to July 6, 2001. Therefore, our predecessor’s and Saxon Capital, Inc.’s historical results and management’s discussion of such results may not be indicative of our future results.

	Saxon Capital, Inc. (1)			SCI Services, Inc. (predecessor)
	December 31,			December 31,
	2003	2002	2001	2000	1999
	($ in thousands)
Balance Sheet Data:
Mortgage loan portfolio, net	$4,680,047	$3,572,246	$1,702,481	$103,954	$121,445
Interest-only residual assets	—	—	—	298,415	346,675
Mortgage servicing rights, net	41,255	24,971	33,847	47,834	40,416
Servicing related advances (2)	98,588	102,558	101,645	30,847	28,735
Total assets	5,058,832	4,163,162	1,899,349	572,408	640,432
Warehouse financing	427,969	474,442	283,370	88,225	110,465
Securitization financing	4,237,375	3,347,251	1,326,660	—	—
Total liabilities	4,713,786	3,876,816	1,647,351	228,871	294,775
Shareholders’ equity	345,046	286,346	251,998	343,537	345,657

	Saxon Capital, Inc. (1)			SCI Services, Inc. (predecessor)
	Year Ended December 31,		For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	Year Ended December 31,
	2003	2002			2000	1999
	($ in thousands)
Operating Data:
Interest income	$333,064	$226,399	$50,964	$15,331	$34,444	$45,818
Interest expense	(123,303)	(87,068)	(23,457)	(11,524)	(24,875)	(21,342)

Net interest income	209,761	139,331	27,507	3,807	9,569	24,476
Provision for mortgage loan losses	(33,027)	(28,117)	(11,861)	(8,423)	(6,403)	(9,107)

Net interest income after provision for mortgage loan losses	176,734	111,214	15,646	(4,616)	3,166	15,369
Gain on sale of mortgage assets	2,533	365	—	32,892	79,234	98,369
Servicing income, net of amortization and impairment	32,134	22,924	11,577	16,670	23,677	15,984

Total net revenues	211,401	134,503	27,223	44,946	106,077	129,722
General and administrative, payroll and other expenses	(109,756)	(90,293)	(37,467)	(43,798)	(70,236)	(63,538)
Impairment of assets, net	—	—	—	(7,301)	(108,445)	(8,308)
Impairment of goodwill	—	—	—	(44,963)	—	—

Total operating expenses	(109,756)	(90,293)	(37,467)	(96,062)	(178,681)	(71,846)

Income (loss) before taxes	101,645	44,210	(10,244)	(51,116)	(72,604)	57,876
Income tax expense (benefit)	36,509	16,833	(3,957)	(21,609)	(24,084)	21,228

Net income (loss)	$65,136	$27,377	$(6,287)	$(29,507)	$(48,520)	$36,648

Basic earnings per common share (3)	$2.28	$0.97	$(0.22)	$(1.05)	$(1.73)	$1.31
Average common shares outstanding (basic)	28,518,128	28,103,695	28,050,100	28,050,100	28,050,100	28,050,100
Diluted earnings per common share (3)	$2.16	$0.94	$(0.22)	$(1.05)	$(1.73)	$1.31
Average common shares outstanding (diluted)	30,116,305	29,165,184	28,050,100	28,050,100	28,050,100	28,050,100

	Saxon Capital, Inc. (1)			SCI Services, Inc. (predecessor)
	Year Ended December 31,				Year Ended December 31,
	2003	2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	2000	1999
	($ in thousands)
Other Data:
Total mortgage loan production (4)	$2,842,942	$2,484,074	$1,112,661	$1,220,575	$2,088,503	$2,234,512
Wholesale production (4)	1,174,573	1,034,278	501,780	463,607	712,746	1,011,652
Retail originations (4)	762,657	645,949	252,819	194,703	233,753	174,611
Correspondent production (4)	905,712	615,288	358,062	562,265	1,142,004	1,048,249
Called loans (4)(5)	—	188,559	—	—	—	—
Mortgage loans securitized	2,650,167	2,204,816	1,352,698	661,456	2,098,659	2,679,556
Total serviced assets at period end	9,899,523	7,575,560	6,355,304	6,286,078	5,588,598	4,803,812
Average principal balance per loan serviced at period end	$127	$109	$96	$95	$93	$100
Number of retail branches at period end	27	20	17	16	16	14
Average number of wholesale account executives (6)	132	121	106	105	107	115
Ratios:
Average equity to average assets	6.8%	8.9%	15.4%	36.9%	56.8%	51.1%
Return on average equity (7)	20.6%	10.2%	(6.0)%	(23.2)%	(14.1)%	11.6%
Return on average assets (7)	1.4%	0.9%	(0.9)%	(8.6)%	(8.0)%	5.9%
Asset Quality Data – at period end (Total Servicing Portfolio):
Total seriously delinquent including real estate owned – at period end (8)	8.9%	11.3%	12.0%	N/A	10.1%	8.0%
Total seriously delinquent excluding real estate owned – at period end	7.8%	9.7%	10.2%	N/A	8.7%	6.9%
Annual losses on serviced portfolio as a percentage of total serviced assets – at period end	1.1%	1.5%	1.3%	N/A	0.8%	0.7%
Asset Quality Data – at period end (Owned Portfolio):
Total seriously delinquent including real estate owned – at period end (8)	7.7%	7.1%	3.8%	—	—	—
Total seriously delinquent excluding real estate owned - at period end	6.9%	6.4%	3.6%	—	—	—
Annual losses on owned portfolio as a percentage of total owned assets – at period end	0.6%	0.2%	—	—	—	—

(1)	We acquired all of the issued and outstanding capital stock of our predecessor from Dominion Capital on July 6, 2001.

(2)	During 2001, we changed our presentation of recording advances and recoveries from the securitizations from a net basis to a gross basis.

(3)	Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued as of July 6, 2001 were outstanding for all periods presented.

(4)	Principal balances only.

(5)	Called loans occur upon exercise of the clean-up call option by us, as servicer or master servicer, of the securitized pools of our predecessor for which Dominion Capital retained residual interests. In some cases the rights to exercise the call option, as well as the pool of called loans, may be owned by an unaffiliated third party. With respect to 2002, the clean-up call options in some instances were held by us and in others were held by Dominion Capital.

(6)	Includes area and regional sales management positions.

(7)	Data for incomplete years has been annualized.

(8)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

N/A	Information not available.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations contained within this Annual Report is more clearly understood when read in conjunction with our consolidated financial statements and related notes (see Item 8. “Consolidated Financial Statements and Supplementary Data”) and other information included in this Annual Report.

The following sets forth the table of contents for Management’s Discussion and Analysis.

Readers are cautioned that the following discussion contains certain forward-looking statements and should be read in conjunction with the special note regarding forward-looking statements appearing at the beginning of this Annual Report.

Executive Overview

Industry Overview

Lenders in the United States originated over $3.4 trillion in single-family mortgage loans in 2003, of which the sub-prime mortgage industry accounted for approximately $332.0 billion of total mortgage loan originations. A substantial portion of the loan originations in 2003 is attributable to mortgage loan refinancings by customers taking advantage of the decline in interest rates during 2003. According to the Mortgage Bankers Association of America’s website, lenders in the United States are expected to originate approximately $1.6 trillion in single-family mortgage loans in 2004. We believe that the decline will be largely attributable to a reduction in refinancing of conforming loans as interest rates rise. Thus, we do not expect the same level of decline in the non-conforming market. Based on our strategic growth plans, we expect our production levels to increase over 2003 production levels.

Company Overview

We are in the business of originating, securitizing, and servicing non-conforming mortgage loans. We earn our revenues from the interest income from those mortgages and from servicing loans for other companies. We pay interest to finance our mortgage loan portfolio and we incur general and administrative expenses to operate our business. We maintain a provision for mortgage loan losses that may occur from impaired mortgage loans that are in our portfolio. When we securitize our mortgage loans, we structure those transactions as financing transactions. As such, the mortgage loans and related debt to finance those loans remain on our balance sheet. We fund our mortgage loan originations through short-term warehouse lines of credit and through repurchase facilities. These short-term facilities are replaced by permanent financing when we securitize the loans. Set forth below is a diagram of our business functions and the related key drivers of our financial results.

Description of Certain Components of Revenues and Expenses and Other Data

Revenues

In general, the primary factors in our business that affect our revenues are changes in interest rates and changes in the size of our mortgage loan portfolio and servicing portfolio. Decreases in interest rates generally result in a decrease in the interest rates we charge on the mortgage loans we originate, but also result in growth in the mortgage loan portfolio. Decreases also lead to increases in loan prepayments, which result in increases in prepayment penalty income, but decrease servicing income. In addition, decreases in interest rates reduce our cost to borrow, but because loan originations tend to rise during periods of decreased interest rates, generally lead to increases in our borrowings. Descriptions of certain components of our revenues are set forth below.

Interest Income. Interest income primarily represents interest earned on our mortgage loan portfolio. Components of interest income include the gross interest received on a mortgage loan, less amortization of deferred costs to originate the loan, amortization of premiums and discounts, and amortization of the net hedge loss on closed hedges. We record interest income on our mortgage loan portfolio.

We record prepayment penalty income on our owned mortgage loan portfolio as interest income. Prepayment penalty income is recorded when collected for loans in which a borrower chose to prepay before a contractual time period.

Yield adjustments include premiums and discounts on mortgage loans, net deferred origination costs and nonrefundable fees.

Interest expense. Interest expense includes the borrowing costs to finance mortgage loan originations and purchases from our securitizations, the borrowing costs to finance our servicing advances, and the borrowing costs to finance our mortgage loans prior to securitization. We record interest expense on securitization financing debt used to finance our securitized loans and on warehouse financing before securitization.

Provision for mortgage loan losses. Provision for mortgage loan loss includes expenses recorded for losses we incurred for defaults on unsecuritized mortgage loans and for estimated losses on impaired securitized mortgage loans. See “Critical Accounting Estimates-Allowance for Loan Loss.” We record provision for mortgage loan losses on our mortgage loan portfolio, which includes securitized loans and unsecuritized loans, for projected losses on current existing delinquencies.

Servicing income, net of amortization and impairment. Servicing income, net of amortization and impairment represents all contractual and ancillary servicing revenues (primarily late fees and electronic payment processing fees) for servicing third party loans. Ancillary fees collected on our mortgage loan portfolio are classified as servicing income. Servicing income, net of amortization and impairment does not include contractual servicing fees relating to our mortgage loan portfolio, which are a component of interest income. This change resulted from our move to portfolio accounting. Prepayments of mortgage loans in our servicing portfolio result in our no longer receiving servicing fees or ancillary fees from mortgage loans that are prepaid and may cause us to experience impairment of our mortgage servicing rights.

Expenses

In general, the primary factors in our business that lead to increased expenses are the volume and credit mix of mortgage loans we originate or purchase, the number of retail branches we open and operate, the number of sales representatives we employ, and the cost of being a public company. As our loan production increases we would generally expect to hire additional employees and we would also expect our variable expenses to increase. Also, when we strategically shift our focus to alter our credit mix, we may incur additional marketing and advertising expenses in order to achieve our product mix goals. We would also expect to incur higher expenses in years where we open additional retail branches, which would result in increased office rent, equipment rent and insurance costs that would be incurred. There are also increased cash requirements that are associated with being a public company, such as investor relations responsibilities and expending the resources necessary to ensure that we have met the requirements set forth by Sarbanes-Oxley, the SEC and others by hiring outside consultants and additional employees when required. From time to time, we may also be required to upgrade existing computer systems and focus on other beneficial projects, and during those periods we will experience increased expenses. Descriptions of certain components of our expenses are set forth below.

Payroll and related expenses. Payroll and related expenses include salaries, benefits, payroll taxes, and severance. A portion of these expenses, primarily commission and salary expense, are capitalized in accordance with SFAS No. 91 as a direct cost for loan origination. The deferral of these expenses occurs when the loan is originated and then is recognized over the life of the loan.

General and administrative expenses. General and administrative expenses consist primarily of office and equipment rent, insurance, telephone, license fees, professional, travel and entertainment expenses, depreciation, and advertising and promotional expenses.

Other Data

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we present certain data that we consider helpful in understanding our financial condition and results of operations. Descriptions of these financial measures are set forth below.

Net Cost to Produce. Our net cost to produce is calculated as our general and administrative costs and premium paid, net of fees collected, divided by volume.

Net Cost per Loan. Our net cost per loan is calculated as our general and administrative costs and premium paid, net of fees collected, divided by units of loan origination.

Net Interest Margin. Net interest margin is calculated as the difference between our interest income and interest expense divided by our average interest-earning assets. Average interest-earning assets are calculated using a daily average balance over the time period indicated.

Delinquency and Loan Loss Experience. We review our loans for delinquency and loan loss experience. Loans with higher credit scores typically have lower frequency of foreclosure and loss. We examine our portfolio on a static pool basis, or each year’s production over time, to assess whether we are experiencing an increase or decrease in overall losses. Loss severities tend to increase with rising loan losses and as aged REO properties begin to liquidate. Losses are a function of loan size, property type, foreclosure type, and loss mitigation strategy. We take steps to lessen the probability of loss events. For example, we limit both the maximum and minimum loan amount allowed. This has the effect of raising the average loan size in the portfolio because small balance loans are difficult to market after foreclosure, which depresses their value.

Reconciliation of Trust Losses and Charge-offs. We present a reconciliation of securitization trust losses and charge-offs because management believes that it is meaningful to show both measures of losses since it is a widely accepted industry practice to evaluate losses on a trust level and since this information is provided on a monthly basis for each securitization to investors. However, these losses are recorded as charge-offs in our consolidated financial statements. GAAP requires losses to be recognized immediately upon a loan being transferred to real estate owned, whereas a trust does not recognize a loss on real estate owned until the loan is sold. This causes a timing difference between charge-offs and trust losses. In addition, the trust losses exclude losses resulting from delinquent loan sales.

Efficiency ratio. Our efficiency ratio is calculated as our total operating expenses (which is composed of payroll and related expenses, general and administrative expenses, impairment of residual assets, net, impairment of predecessor goodwill and other expense) divided by our total net revenues.

Operating expenses as a percentage of average assets. Operating expenses as a percentage of average assets is calculated based on our total operating expenses for the period indicated divided by our average assets for the same period. Average assets are calculated as a simple average over the time period indicated.

Working capital. It is common business practice to define working capital as current assets less current liabilities. We do not have a classified balance sheet and therefore calculate our working capital using our own internally defined formula, which is generally calculated as unrestricted cash and investments as well as unencumbered mortgage loans and servicing advances that can be pledged against existing committed facilities and converted to cash in five days or less.

2003 Highlights

Earnings Overview

Net income increased $37.7 million, or 138%, to $65.1 million for 2003 from $27.4 million in 2002, due primarily to (1) an increase in net interest income of $70.5 million, or 51%, to $209.8 million for 2003 from $139.3 million for 2002, partially offset by an increase in operating expenses of $19.5 million, or 22%, to $109.8 million in 2003 from $90.3 million in 2002, and (2) an increase in servicing income of $9.2 million, or 40%, to $32.1 million in 2003 from $22.9 million in 2002.

Diluted earnings per share increased $1.22, or 130%, to $2.16 for 2003 from $0.94 for 2002. The increase in diluted earnings per share did not fully reflect our increase in net income because of the dilutive effect of our outstanding stock options and stock warrants.

Financial Condition Overview

Our mortgage loan portfolio, net increased $1.1 billion, or 31%, to $4.7 billion at December 31, 2003 from $3.6 billion at December 31, 2002. Our reserve for loan losses increased $3.2 million, or 8%, to $43.4 million at December 31, 2003 from $40.2 million at December 31, 2002. The increase in our loan loss reserve did not increase in proportion to the increase in our mortgage loan portfolio, net because the improvement in the credit quality of our mortgage loans during 2003 resulted in a lower reserve assessment. Further discussion of the composition (including credit quality) of our mortgage loan portfolio can be found on pages 19 to 29.

Cash Flow Overview

Our cash flows from operations increased $52.4 million, or 167%, to $83.7 million in 2003, from $31.3 million in 2002. We generate cash primarily from short-term borrowings on our warehouse and repurchase facilities and from the interest generated by our securitizations. We use cash primarily in the purchase and origination of mortgage loans. We generated $846.5 million from our financing activities and used $933.1 million in our investing activities during 2003. Our investing activities generally include the purchase and origination of mortgage loans, payments to acquire mortgage servicing rights, and various other capital expenditures such as the purchase of fixed assets. At December 31, 2003, we had approximately $106.5 million of working capital, as calculated under our working capital formula, and $1.5 billion in committed facilities. This compares to working capital of $91.3 million and $1.5 billion of committed facilities at December 31, 2002. Further discussion of our cash flows and borrowing activities can be found on pages 125 to 132.

Mortgage Loan Production Overview

Our total mortgage loan production increased $0.3 billion, or 12%, to $2.8 billion in 2003, from $2.5 billion in 2002. We did not call any loans during 2003, whereas we called $0.2 billion in loans in 2002, which amount is included in our total mortgage loan production. The growth in our mortgage loan production was generally due to the investment in our wholesale and retail sales infrastructures. Further discussion of our total mortgage loan production can be found on pages 29 to 39. Our wholesale channel’s production for 2003 was $1.2 billion, representing a 14% increase over 2002 production levels. Further discussion of our wholesale mortgage loan production can be found on pages 112 to 114. Our retail channel’s production for 2003 was $762.7 million, representing an 18% increase over 2002 production levels. Further discussion of our retail mortgage loan production can be found on pages 117 to 119. Our correspondent channel’s production for 2003 was $905.7 million, representing a 47% increase over 2002 production levels. Further discussion of our correspondent mortgage loan production can be found on pages 114 to 117.

2004 Expectations

REIT Conversion

As discussed above, we previously announced that our Board of Directors had authorized us to convert to a REIT, subject to shareholder approval and other conditions. If we receive all necessary approvals to proceed, we expect the proposed REIT conversion to be completed during the third quarter of 2004. After the REIT conversion, our strategy will be to accumulate in our REIT or in other qualified REIT subsidiaries a portfolio of non-conforming mortgage loans that we originate in our taxable REIT subsidiaries to produce stable net interest income and dividends to our shareholders. We also intend to sell loans in our taxable REIT subsidiaries and to generate origination fees and servicing income in those subsidiaries, enabling us to increase our capital by retaining the after tax income in those subsidiaries, subject to the limitations imposed by REIT tax rules.

After the REIT conversion, our principal elements of revenues are expected to be interest income generated from our portfolio of non-conforming mortgage loans at our REIT subsidiaries. Additional components of revenues are expected to be gains on sale from the sale of loans, servicing income, and loan origination fees, all initially expected to be generated at our taxable REIT subsidiaries. Our primary components of expenses are expected to be interest expense on our warehouse lines and repurchase facilities and securitizations and general and administrative expenses and payroll and related expenses arising from our origination and servicing businesses.

We expect to experience operating inefficiencies and certain increased costs in connection with the REIT conversion in 2004. However, we expect the benefits of the conversion will compensate for such increased costs.

If the REIT conversion is not consummated, we will record as a charge to income the expenses we have incurred pursuing the REIT conversion strategy.

In addition, as part of the proposed REIT conversion, we intend to raise additional capital, which we currently expect to be approximately $500 million, in a public offering. We expect to use the proceeds from this offering to retire a $25 million promissory note of Saxon, to pay the cash portion of the merger consideration, and to purchase assets from Saxon, and for working capital. Earnings of our taxable REIT subsidiaries will be taxed and retained in the subsidiaries as retained earnings. To the extent that our taxable REIT subsidiaries do not dividend these retained earnings to us, these earnings will not be distributed as dividends to our shareholders. We anticipate that we will be able to grow shareholder equity through the retained earnings of our taxable REIT subsidiaries.

Revenue Growth

In 2004, we expect interest rates to stabilize and we intend to shift our focus towards lower credit quality loans. As a result, we expect to earn better yields on the loans we originate in 2004. In addition, we intend to continue to seek to grow our mortgage loan portfolio and servicing portfolio.

History — Acquisition of SCI Services, Inc.

As discussed in “Item 1. Business,” we purchased all of the issued and outstanding shares of capital stock of SCI Services, Inc., referred to as our predecessor on July 6, 2001. We accounted for the acquisition as a purchase.

Historical results on or before July 5, 2001 are those of our predecessor and results after July 5, 2001 are our results. Our results are not combined with those of our predecessor for financial statement purposes under GAAP. For the purpose of this management’s discussion and analysis of financial condition and results of operations, we have combined our results and those of our predecessor and, unless the context requires otherwise, references to “we,” “us” and “our” refer to the combined results of Saxon Capital, Inc. and our predecessor.

Critical Accounting Estimates

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

Critical accounting estimates are defined as those that reflect significant judgments and uncertainties and potentially result in materially different outcomes under different assumptions and conditions. Our critical accounting estimates are discussed below and consist of:

•	accounting for net interest income;

•	allowance for loan loss;

•	mortgage servicing rights valuation;

•	accounting for hedging activities;

•	deferral of direct loan origination fees and costs; and

•	accounting for income taxes.

With the exception of accounting for income taxes, we do not expect to change our critical accounting estimates as a result of the proposed REIT conversion.

Accounting for Net Interest Income

Net interest income is calculated as the difference between our interest income and interest expense. Interest income on our mortgage loan portfolio is a combination of accruing interest based on the outstanding balance and contractual terms of the mortgage loans and the amortization of yield adjustments using the interest method in accordance with SFAS 91, principally the amortization of premiums, discounts, and other net capitalized fees or costs associated with originating our mortgage loans. These yield adjustments are amortized against interest income over the lives of the assets using the interest method adjusted for the effects of estimated prepayments. Management does not currently use the payment terms required by each loan contract in the calculation of amortization. Because we hold a large number of similar loans for which prepayments are probable, we currently use a prepayment model to project loan prepayment activity based upon loan age, loan type and remaining prepayment penalty coverage. Estimating prepayments and estimating the remaining lives of our mortgage loan portfolio requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. Reasonableness tests are performed against past history, mortgage asset pool specific events, current economic outlook and loan age to verify the overall prepayment projection. If these mortgage loans prepay faster than originally projected, GAAP requires us to write down the remaining capitalized yield adjustments at a faster speed than was originally projected, which would decrease our current net interest income.

Interest expense on our warehouse and securitization financings is a combination of accruing interest based on the contractual terms of the financing arrangements and the amortization of premiums, discounts, bond issuance costs, and accumulated other comprehensive income relating to cash flow hedging using the interest method.

Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans and by purchasing and originating mortgage loans with prepayment penalties. Those penalties typically expire two to three years from origination. As of December 31, 2003, approximately 80% of our mortgage loan portfolio had active prepayment penalty features. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage portfolio will increase as these predominately adjustable rate loans reach their initial adjustments during 2004 and 2005 due to the high concentration of two to three year hybrid loans we originated or purchased during 2002 and 2003. The constant prepayment rate, or CPR, currently used to project cash flows is 35 CPR. If prepayment speeds increase to 50%, our net interest income would decrease by $18.9 million due to the additional yield adjustment amortization . The following table presents the effects on our net interest income related to changes in our yield adjustment amortization for the year ended December 31, 2003 under various prepayment rate scenarios. Actual prepayment penalty income is recorded as cash is collected and is not recorded based on CPR assumptions. Therefore, in instances where our CPR increases, we anticipate also having an increase in prepayment penalty income that would offset the effects shown in the table below.

Impact on Net Interest Income
Constant Prepayment Rate:
Increase in CPR of 50%	$(18,878)
Increase in CPR of 25%	$(9,297)
Decrease in CPR of 25%	$10,076
Decrease in CPR of 50%	$21,125

(1)	The constant prepayment rate, or CPR, means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

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

Provisions are made to the allowance for loan loss for current impaired loans in the outstanding mortgage loan portfolio. We define a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Charge-offs to the allowance are recorded at the time of liquidation or at the time the loan is transferred to real estate owned. The allowance for loan losses is regularly evaluated by management for propriety by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan loss. Our roll rate analysis is defined as the historical progressing of our loans through the various delinquency statuses. Our static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio. Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all basis adjustments, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date. If actual results differ from our estimates, we may be required to adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses. The table below presents the impact on our allowance for loan loss if the assumptions utilized in our model had been varied as follows:

December 31, 2003
($ in thousands)
Allowance for loan loss reserve balance	$43,369

Increase (decrease) in allowance
Delinquency:
Increase in delinquency of 10%	$6,308
Increase in delinquency of 25%	$16,566
Decrease in delinquency of 10%	$(5,835)
Decrease in delinquency of 25%	$(13,643)
Loss severity:
Increase in loss severity of 10%	$4,028
Increase in loss severity of 25%	$10,072
Decrease in loss severity of 10%	$(4,030)
Decrease in loss severity of 25%	$(10,075)
Delinquency and loss severity:
Increase in delinquency and loss severity of 10%	$10,968
Increase in delinquency and loss severity of 25%	$30,781
Decrease in delinquency and loss severity of 10%	$(9,281)
Decrease in delinquency and loss severity of 25%	$(20,306)

The allowance for loan losses was impacted in 2003 by increased loan production. However, this loan production consisted primarily of a higher quality credit mix than in previous years. As of December 31, 2003, our portfolio weighted average median credit score was 610 compared to 600 at December 31, 2002. As a result, the increase in allowance for loan losses related to our higher production was partially offset by the effects of a higher credit grade portfolio. These effects include lower delinquencies and lower loss severities. See additional discussion in “– Provision for Mortgage Loan Losses”. As long as our credit mix remains in this range, we expect delinquencies, loss severities and losses to be lower than previously experienced. We are currently experiencing an average loss severity of approximately 33% on our owned portfolio, compared to a loss severity assumption of 41% currently utilized in our loan loss allowance model. This difference in assumptions compared to actual experience can be supported by the recent active refinance environment and significant housing appreciation, both of which have resulted in lower loss severities in our relative unseasoned owned portfolio. Because loss severities typically increase as the portfolio gets older and refinance activity is expected to decrease, management expects our average loss severities to increase and as such, believes that the assumptions used are the most appropriate to determine our current, probable losses.

Mortgage Servicing Rights Valuation

The valuation of mortgage servicing rights, or MSRs, requires that we make estimates of numerous market assumptions. Interest rates, prepayment speeds, servicing costs, discount rates, and the payment performance of the underlying loans significantly affect our ongoing valuations and the rate of amortization of MSRs. In general, during periods of declining interest rates, the value of MSRs decline due to increasing prepayments attributable to increased mortgage refinancing activity.

The carrying values of the MSRs are amortized in proportion to, and over the period of, the anticipated net cash flows from servicing the loans. MSRs are assessed periodically to determine if there has been any impairment to the carrying value, based on the fair value at the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including the date of the related securitization. We obtained an independent third-party valuation to determine the fair value of our MSRs at December 31, 2003 and 2002. We regularly obtain valuations for our MSRs. At December 31, 2003, key economic assumptions and the sensitivity of the current fair value for the MSRs to immediate changes in those assumptions were as follows:

December 31, 2003
($ in thousands)
Book value of MSRs	$41,255
Fair value of MSRs	$46,844
Expected weighted-average life (in years)	4.03
Weighted average constant prepayment rate (1)	28 CPR
Weighted average discount rate	14.38%

Impact on Fair Value at December 31, 2003
Constant Prepayment Rate:
Increase in CPR of 20%	$(7,639)
Increase in CPR of 25%	$(9,328)
Increase in CPR of 50%	$(16,702)
Decrease in CPR of 20%	$9,415
Decrease in CPR of 25%	$12,114
Decrease in CPR of 50%	$28,377
Discount Rate:
Using a discount rate of 10%	$6,064
Using a discount rate of 12%	$3,161
Using a discount rate of 16%	$(1,665)
Using a discount rate of 18%	$(3,693)

(1)	The constant prepayment rate, or CPR, means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral generally differ from our initial estimates, and these differences are sometimes material. If actual prepayment and default rates are higher than those assumed, less mortgage servicing income would be expected, which would adversely affect the value of the MSRs. As demonstrated above, significant changes in prepayment speeds, delinquencies, and losses may result in impairment of most of our MSRs, and would be recorded in our consolidated statements of operations.

The valuation of MSRs was impacted primarily in 2003 by the purchases of $23.7 million of rights to service $3.3 billion of mortgage loans and by the change in the prepayment speeds throughout the year. The prepayment speeds remained high during the first half of 2003, and then started to fall as interest rates began to rise during the second half of 2003. Due to the decrease in prepayment speeds during the second half of 2003, a portion of the temporary impairments were reversed as the MSR’s increased in value due to the lengthening of the projected cash flows. For our loan servicing portfolio, we are experiencing an average prepayment speed of 37 CPR at December 2003 compared to a prepayment speed assumption of 28 CPR. The prepayment speed assumption used to value the servicing rights is an average of the CPR over the remaining life of the servicing rights, and is appropriate given the product mix of the third party portfolio. Because the interest rate cycle we have experienced has caused faster prepayment speeds and the expectation is for higher interest rates and slower prepayment speeds, we believe that the assumptions used are the most appropriate given the current market conditions, to determine the valuation of our MSRs.

Accounting for Hedging Activities

We incorporate the use of derivative instruments to manage certain risks. We have qualified for hedge accounting treatment for all of our derivative instruments, which are accounted for as cash flow hedges. This is because on the date a derivative instrument agreement is entered into, we designate it as a hedge of a forecasted transaction or of the variability of cash flows to be paid related to a recognized liability. In accordance with GAAP, the effective portions of the changes in fair value of our derivative instruments are reflected in accumulated other comprehensive income and is amortized or accreted into earnings through interest expense as the hedged transaction affects interest expense. To qualify for hedge accounting, we must demonstrate, on an ongoing basis, that our interest rate risk management activity is highly effective. The determination of effectiveness is the primary assumption and estimate used in accounting for our hedge transactions. In instances where we use swaps as a hedge, the swap rate is fixed and compared monthly to the one-month London Inter-Bank Offered Rate, or LIBOR, index. The payment of interest on our bonds issued in a securitization transaction is also based on LIBOR. Therefore, we consider the swaps to be an effective hedge against interest rate risk. Likewise, when we use options as a hedge, such as caps and floors, they also are considered to be effective hedges because these options are based on the LIBOR index. In the case where we may use Eurodollar futures, correlation analysis is necessary since a slight amount of basis risk can occur. The correlation calculation for Eurodollars is calculated by capturing historic swap rates and the corresponding Eurodollar prices, and then calculating a financing rate, for the maturity deemed necessary. The impact of market changes on the hedged item and the derivative are recorded over time and correlation statistics are evaluated. The difference between a 100% correlation result and our actual correlation percentage is used to calculate any ineffective portion related the Eurodollar futures; which is recorded as an expense in the income statement. For the year ended December 31, 2003, we recorded $0.5 million related to ineffectiveness of hedging activities, which approximated a 2% differential in effectiveness. Although there is no way to predict this ineffectiveness during each period, we expect there to be a certain amount of ineffectiveness ranging between 2% and 6% when using Eurodollar futures given the inherent basis differences. If this ineffectiveness had been 6%, we would have recorded approximately $1.5 million of expense in the income statement.

In addition to the ineffectiveness expense described above, we recorded $1.4 million in amortization expense related to the effective component of our closed hedge positions. The effective portion is initially recorded in accumulated other comprehensive income and is amortized into earnings monthly based on the projected cash flow stream of the underlying hedged transaction, using certain prepayment assumptions. At December 31, 2003, we had $7.7 million of unamortized hedge position expense in accumulated other comprehensive income. The constant prepayment rate currently used to project cash flows is 35 CPR, and is appropriate given the product mix of our mortgage loan portfolio. If prepayment speeds increase by 50%, our amortization expense would increase by $1.5 million. The following table presents the effects on our amortization expense under various prepayment rate scenarios.

Impact on Amortization Expense for the Year Ended December 31, 2003
Constant Prepayment Rate:
Increase in CPR of 50%	$1,458
Increase in CPR of 25%	$712
Decrease in CPR of 25%	$(751)
Decrease in CPR of 50%	$(1,504)

(1)	The constant prepayment rate, or CPR, means a prepayment assumption which represents a constant assumed rate of prepayment each month relative to the then outstanding principal balance of a pool of mortgage loans for the life of such mortgage loans.

If we had been unable to qualify certain of our interest rate risk management activities for hedge accounting, then the change in fair value of the associated derivative financial instruments would have been reflected in current period earnings, but the change in fair value of the related liability would not, thus creating an earnings mismatch. The change in fair value for the year ended December 31, 2003 that was recorded in accumulated other comprehensive income was a loss of $17.7 million, and if we had not qualified for hedge accounting this amount would have reduced current period earnings.

Deferral of Direct Loan Origination Fees and Costs

We collect certain nonrefundable fees associated with our loan origination activities. In addition, we incur certain direct loan origination costs in connection with these activities. The net of such amounts is recognized over the life of the related loans as an adjustment of yield, as discussed above in the section relating to our critical accounting estimate with respect to accounting for net interest income.

The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on an estimate of the standard cost per loan originated. The standard cost per loan is based on the amount of time spent and costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost structure related to successful loan origination efforts for the year ended December 31, 2003. Management periodically reviews its time and cost estimates to determine if updates and refinements to the deferral amounts are necessary. Updates would be considered necessary if it was determined that the time spent and/or costs incurred related to performing the above activities had significantly changed from the previous period. This estimate is made for all loans originated by our wholesale and retail channels. Correspondent originations are not included, as we purchase these loans as closed loans and therefore, loan origination costs related to these purchases are recorded as incurred. In 2003, we deferred $11.2 million in net loan origination costs and recorded net amortization of deferred loan origination costs of $1.9 million.

Accounting for Income Taxes

Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of December 31, 2003, we have not recorded a valuation allowance on our deferred tax assets based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our recent earnings history, current tax position, and estimates of taxable income in the near term.

The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive operating income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize all of our deferred tax assets if we believe that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from our deferred tax assets.

Pending shareholder approval of the merger agreement which is required in connection with our proposed REIT conversion, we expect to elect to be taxed as a REIT beginning in 2004 and intend to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. Accordingly, we would not be subject to federal or state income tax on net income that is distributed to shareholders to the extent that our annual distributions to shareholders are equal to at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) for a given year and as long as certain asset, income and stockownership tests are met. In the event that we do not qualify as a REIT in any year, we would be subject to federal income tax as a domestic corporation and the amount of our after-tax cash available for distribution to our shareholders would be reduced. However, our taxable REIT subsidiaries will be subject to federal income tax and we intend to continue to employ the accounting policy described above with respect to our taxable REIT subsidiaries.

Consolidated Results

Comparability of Saxon Capital, Inc. and Our Predecessor

Due to our divestiture from Dominion Capital and the resulting changes in our securitization structures from gain-on-sale securitizations to securitizations that are accounted for as financings, direct comparison of net earnings for Saxon Capital, Inc. versus our predecessor are difficult to make. Specifically, the following line items from our statement of operations are impacted by the divestiture or changes in our securitization structure:

•	net interest income prior to July 6, 2001, we only recorded interest income on unsecuritized mortgage loans and we only recorded interest expense to finance mortgage loans prior to securitization;

•	provision for mortgage loan loss – prior to July 6, 2001, we only recorded provision for mortgage loan losses for unsecuritized mortgage loans and estimated losses for securitized mortgage loans were accounted for as a component of our gain on sale of mortgage assets;

•	gain on sale of mortgage loan assets – prior to July 6, 2001, we recorded a gain at the time of securitization. We now record interest income and loan loss provision over the life of the mortgage loans we originate;

•	impairment of assets, net – we recorded impairment of assets, net in 2001 primarily related to our residual assets owned prior to our divestiture; and

•	impairment of goodwill – we recorded an impairment of goodwill in 2001 primarily related to our acquisition of our predecessor.

We have combined the results of our predecessor and Saxon Capital, Inc. for their respective periods during 2001 to determine our results for the year ended December 31, 2001 for purposes of comparing our results for that year with our results for the year ended December 31, 2002. However, because of the limited comparability as a result of the divestiture and the changes in securitization structure, as discussed above, the pro-forma combined results of Saxon Capital, Inc. and our predecessor for the year ended December 31, 2001 are not indicative of what the results of Saxon Capital, Inc. would have been assuming our divestiture had happened on January 1, 2001.

Results of Operations

	Saxon Capital, Inc. (1)			SCI Services, Inc. (predecessor)
	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001	For the Year Ended December 31, 2001 Pro- Forma Combined
	($ in thousands, except per share data)
Revenues:
Interest income	$333,064	$226,399	$50,964	$15,331	$66,295
Interest expense	(123,303)	(87,068)	(23,457)	(11,524)	(34,981)

Net interest income	209,761	139,331	27,507	3,807	31,314
Provision for mortgage loan losses	(33,027)	(28,117)	(11,861)	(8,423)	(20,284)

Net interest income after provision for mortgage loan losses	176,734	111,214	15,646	(4,616)	11,030
Gain on sale of mortgage assets	2,533	365	—	32,892	32,892
Servicing income, net of amortization and impairment	32,134	22,924	11,577	16,670	28,247

Total net revenues	211,401	134,503	27,223	44,946	72,169
Expenses:
Payroll and related expenses	(55,251)	(50,437)	(19,531)	(25,220)	(44,751)
General and administrative expenses	(52,766)	(40,328)	(16,165)	(20,420)	(36,585)
Impairment of residual assets, net	—	—	—	(7,301)	(7,301)
Impairment of goodwill	—	—	—	(44,963)	(44,963)
Other (expense) income	(1,739)	472	(1,771)	1,842	71

Total operating expenses	(109,756)	(90,293)	(37,467)	(96,062)	(133,529)

Income (loss) before taxes	101,645	44,210	(10,244)	(51,116)	(61,360)
Income tax expense (benefit)	36,509	16,833	(3,957)	(21,609)	(25,566)

Net income (loss)	$65,136	$27,377	$(6,287)	$(29,507)	$(35,794)

Earnings per common share: (2)
Average common shares – basic	28,518,128	28,103,695	28,050,100	28,050,100	28,050,100
Average common shares – diluted	30,116,305	29,165,184	28,050,100	28,050,100	28,050,100
Basic earnings per common share	$2.28	$0.97	$(0.22)	$(1.05)	$(1.28)
Diluted earnings per common share	$2.16	$0.94	$(0.22)	$(1.05)	$(1.28)

(1)	Saxon Capital, Inc. acquired all of the issued and outstanding capital stock of SCI Services, Inc. from Dominion Capital on July 6, 2001.

(2)	Earnings per common share was calculated based upon the assumption that the shares issued as of July 6, 2001 were outstanding for all periods presented.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

General

Net income increased $37.7 million, or 138%, to $65.1 million for 2003, from $27.4 million in 2002. The increase was primarily the result of growth in our mortgage loan portfolio, partially offset by a decline in net interest income, and an increase in servicing income, net of amortization and impairment during 2003. The decline in net interest income largely reflected a shift in our mortgage loan portfolio to a higher rated credit quality mix resulting from significant mortgage refinancing activity, which resulted in a lower weighted average coupon on our mortgage loan portfolio. This trend has benefited our provision for loan losses. In addition, the higher refinance activity has generated higher prepayment penalty income during 2003 compared with 2002.

Revenues

Total net revenues increased $76.9 million, or 57%, to $211.4 million for the year ended December 31, 2003, from $134.5 million for the year ended December 31, 2002. Our increase in total net revenues is due to an increase in total net interest income after provision for mortgage loan losses resulting from the continued growth of our owned portfolio and an increase in our servicing income.

Interest Income. Interest income increased $106.7 million, or 47%, to $333.1 million for 2003, from $226.4 million for 2002. The increase in interest income is due primarily to an increase in gross interest income from increases in loan production, partially offset by the impact of lower interest rates, and an increase in prepayment penalty income resulting from the declining interest rate environment. These increases were partially offset by an increase in amortization of basis adjustments and fair value hedges. As shown in the table below, for the year ended December 31, 2003 as compared to 2002, our interest income decreased $27.0 million as a result of a declining interest rate environment and increased $133.7 million due to an increase in our mortgage loan production.

Rate/Volume Table For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Change from Year Ended December 31, 2002 to December 31, 2003	Change in Rate	Change in Volume	Total Change in Interest Income
	($ in thousands)
Securitized loans	$(21,325)	$131,153	$109,828
Warehouse loans	(3,716)	834	(2,882)
Mortgage bonds	(1,958)	1,669	(289)
Other	—	8	8

Total	$(26,999)	$133,664	$106,665

The growth in interest income correlates to the expansion of our mortgage loan portfolio. The mortgage loan portfolio increased 31% from $3.6 billion at December 31, 2002 to $4.7 billion at December 31, 2003. However, this growth was offset partially by the 64 basis point decrease in the gross weighted-average coupon due to the declining interest rate environment experienced during 2003 and an increase in credit grade in our mortgage loan portfolio. New production for the year ended December 31, 2003 had a weighted average coupon rate of approximately 7.7% as compared to loans being removed from our portfolio at approximately 9.0%. Our weighted-average credit score increased to 610 at December 31, 2003 from 600 at December 31, 2002. We anticipate that our gross interest income will continue to grow as our mortgage loan portfolio increases. We also expect that our interest income will increase in 2004 as we shift our focus towards lower credit quality loans that typically yield higher interest. See “Business – Mortgage Loan Portfolio”.

Prepayment penalty income increased $19.3 million, or 160%, to $31.6 million for 2003, from $12.3 million for 2002. The declining interest rate environment in 2003 contributed to the increase in prepayment penalty income earned, since mortgage loan prepayments tend to increase as interest rates decline. We expect that prepayment penalty income may decrease in

2004 if interest rates rise; however, we also expect to generate higher interest income on loans we originate during a rising interest rate environment. Effective July 1, 2003, government regulations related to the Alternative Mortgage Transactions Parity Act were amended to restrict the ability of state-chartered mortgage lenders to charge prepayment penalties on certain types of mortgage loans. Management expects that these amendments will reduce our prepayment penalty income in future periods.

Amortization expense of yield adjustments increased $14.1 million, or 114%, to $26.5 million for 2003, from $12.4 million for 2002. This increase was predominantly caused by the amortization related to the yield adjustments on loans originated during 2003, which increased due to the origination and purchase of more mortgage loans. We expect that the amortization of yield adjustments will continue to increase in 2004 due to our anticipated mortgage loan portfolio growth.

The amortization expense of fair value hedges increased $20.7 million, or 357%, to $26.5 million for 2003 from $5.8 million in 2002. The loss on our fair value hedges increased significantly in 2002 compared to 2001. During 2002, we had used a combination of swaps and Eurodollar futures to manage the interest rate risk inherent in financing our portfolio. The market value of these instruments can be volatile and cause cash outlays in the event of declining rates, as seen in 2002. This increase in loss resulted in a higher balance to amortize during 2003. The amortization of fair value hedging should decline in future years as the existing balance of $36.4 million at December 31, 2003 continues to decrease. We do not expect to use fair value hedges, as we now use cash flow hedging for all future hedging transactions.

The following table presents the average yield on our interest-earning assets for the years ended December 31, 2003 and 2002, respectively.

Interest Income Yield Analysis For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross	$4,214,186	$354,529	8.41%	$2,566,292	$232,350	9.05%
Add prepayment penalty income (1)	—	31,560	0.75%	—	12,336	0.48%
Less amortization of yield adjustments (2)	—	(26,495)	(0.63)%	—	(12,447)	(0.49)%
Less amortization of fair value hedges	—	(26,530)	(0.63)%	—	(5,840)	(0.23)%

Total interest-earning assets	$4,214,186	$333,064	7.90%	$2,566,292	$226,399	8.82%

(1)	Previously we recorded prepayment penalty income as a component of net servicing income. We have reclassified prepayment penalty income earned on our owned portfolio to interest income for all periods presented.

(2)	Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

Interest Expense. Interest expense increased $36.2 million, or 42%, to $123.3 million for 2003, from $87.1 million for 2002. The table below presents the total change in interest expense from December 31, 2002 to 2003, and the amount of the total change that is attributable to changes in interest rates and an increase in our outstanding debt related to an increase in our loan production.

As shown in the table below, for the year ended December 31, 2003 as compared to 2002, our interest expense decreased $12.4 million as a result of a declining interest rate environment and increased $48.6 million due to an increase in our borrowings relating to an increase in our mortgage loan production.

Rate/Volume Table For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

Change from Year Ended December 31, 2002 to December 31, 2003	Change in Rate	Change in Volume	Total Change in Interest Expense
	($ in thousands)
Securitization financing	$(10,780)	$47,991	$37,211
Warehouse financing:
Lines of credit	(125)	206	81
Repurchase agreements	(1,446)	(311)	(1,757)
Other	—	700	700

Total	$(12,351)	$48,586	$36,235

As seen in the table below, this increase is primarily related to the average balance of borrowings increasing 65% from $2.6 billion for the year ended December 31, 2002, to $4.3 billion for 2003, as a result of the growth in our mortgage loan portfolio. This interest expense increase was partially offset by the accretion of basis adjustments for the year ended December 31, 2003, as well as a decrease in the average yield on interest-bearing liabilities resulting from declining interest rates in 2003. The accretion of basis adjustments increased from $17.7 million in 2002 to $32.4 million in 2003, or 83%. This was due to increased bond premiums associated with $2.4 billion of bonds issued during 2003 as a result of our mortgage loan securitizations. The table below presents the average yield on our interest-bearing liabilities for the years ended December 31, 2003 and 2002, respectively.

Interest Expense Yield Analysis For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$75,621	$1,901	2.51%	$60,845	$1,888	3.10%
Less compensating balance credits (1)	—	(891)	(1.17)%	—	(965)	(1.58)%

Net warehouse financing	75,621	1,010	1.34%	60,845	923	1.52%

Repurchase agreements	263,320	5,012	1.90%	276,634	6,733	2.43%
Securitization financing:
Gross	3,937,608	142,365	3.62%	2,279,536	93,293	4.09%
Less accretion of basis adjustments (2)	—	(32,381)	(0.82)%	—	(17,707)	(0.78)%
Add amortization (accretion) of cash flow hedges	—	1,431	0.03%	—	(1,382)	(0.05)%

Net securitization financing:	3,937,608	111,415	2.83%	2,279,536	74,204	3.26%

Notes payable	25,000	2,000	8.00%	25,000	2,000	8.00%
Other expenses	—	3,866	—	—	3,208	—

Total interest-bearing liabilities	$4,301,549	$123,303	2.87%	$2,642,015	$87,068	3.30%

(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Basis adjustments include premiums, discounts, bond issuance costs and accumulated other comprehensive income relating to cash flow hedging related to our bonds.

Net Interest Margin. For the year ended December 31, 2003, our net interest margin was 5.0%, as compared to 5.4% for the year ended December 31, 2002. We experienced lower interest margin during 2003 related to higher weighted average coupon collateral being replaced by lower weighted average coupon collateral, higher prepayments speeds, higher credit quality production, and increased amortization of our hedge positions. However, we anticipate that net interest margin will be stable in future periods as interest rates increase, as prepayments begin to stabilize and decline, and as a result of an anticipated shift toward higher weighted average coupons from a somewhat lower credit quality product going forward.

Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $4.9 million, or 17%, to $33.0 million for 2003, from $28.1 million for 2002. This increase is a result of an increase in delinquent loan balances due to the aged portion of our mortgage loan portfolio. However, our provision for mortgage loan losses has not increased at the same rate as our mortgage loan portfolio due to the improved credit quality of our new originations, which have directly impacted our delinquency rates. Our mortgage loan portfolio’s weighted average median credit score has increased to 610 as of December 31, 2003 from 600 as of December 31, 2002. If we are successful in our strategy of shifting our credit mix to a lower rated credit quality mix, we would expect provisions related to new production to increase. We also expect that our future provision for mortgage loan losses may increase related to delinquent loan balances increasing in the future primarily as a result of the continued aging and growth of our mortgage loan portfolio. We did not make any significant changes in our reserve methodologies or assumptions during the years ended December 31, 2003 and 2002.

We have seen a slight increase in delinquency rates and loan loss experience in our owned mortgage loan portfolio in 2003 by year of origination, or vintage, due to the aging and growth of the portfolio. However, relative to past production, as measured as a percentage of the original balance, 2002 and 2003 delinquency rates are the lowest we have experienced since 1996. We believe this is the result of the credit mix of production we have originated. The chart below shows our cumulative losses by vintage as well as our cumulative losses for our total owned portfolio, which is referred to as Total SCI in the chart below.

Loans with higher credit scores typically have lower frequency of foreclosure and loss, and our weighted average median credit score has risen from 591 in 2001 to 610 in 2003. Also by looking at the portfolio on a static pool basis, or each year’s production over time, we are experiencing an increase in overall losses. This is expected as the portfolio seasons and more foreclosure events occur. With rising losses, loss severities have been increasing as well. This is also expected as aged REO properties begin to liquidate. Because loss severities typically increase as the portfolio gets older and refinance activity is expected to decrease, management expects our average loss severities to increase.

The following table sets forth information about the delinquency and loss experience of our owned mortgage loan portfolio.

Delinquency and Loss Experience Of Our Owned Portfolio For the Years Ended December 31, 2003, 2002, and 2001

	December 31,
	2003	2002	2001(1)
Total Delinquencies and Loss Experience	Owned Portfolio
	($ in thousands)
Total outstanding principal balance (at period end)	$4,665,770	$3,505,255	$1,665,060
Delinquency (at period end):
30-59 days:
Principal balance	$295,754	$209,600	$133,261
Delinquency percentage	6.34%	5.98%	8.00%
60-89 days:
Principal balance	$68,019	$68,263	$22,202
Delinquency percentage	1.46%	1.95%	1.33%
90 days or more:
Principal balance	$43,773	$37,685	$9,153
Delinquency percentage	0.94%	1.08%	0.55%
Bankruptcies (2):
Principal balance	$94,524	$55,339	$7,332
Delinquency percentage	2.03%	1.58%	0.44%
Foreclosures:
Principal balance	$134,654	$78,910	$24,308
Delinquency percentage	2.89%	2.25%	1.46%
Real Estate Owned:
Principal balance	$37,896	$22,878	$3,578
Delinquency percentage	0.81%	0.65%	0.21%
Total Seriously Delinquent including real estate owned (3)	7.69%	7.06%	3.81%
Total Seriously Delinquent excluding real estate owned	6.88%	6.41%	3.59%
Net losses on liquidated loans – trust basis (4) (5)	$27,766	$8,844	$20
Charge-offs (5) (6)	$30,914	$14,097	$1,315
Percentage of trust basis losses on liquidated loans	0.60%	0.18%	—
Loss severity on liquidated loans (7)	34.31%	24.75%	4.79%

(1)	We began structuring our securitizations as financing transactions beginning July 6, 2001; therefore, there were no portfolio balances before July 6, 2001.

(2)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio for December 31, 2003, 2002, and 2001 are $15,171, $12,361, and $2,656, respectively.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)	Net losses on liquidated loans for our portfolio exclude losses of $12.6 million relating to sales of delinquent called loans purchased at a discount and certain recoveries during 2002.

(5)	Amounts are for the year ended December 31, 2003, 2002, and 2001, respectively.

(6)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of trust to charge-offs below.

(7)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

A reconciliation between trust losses and charge-offs is provided below.

Reconciliation of Trust Losses and Charge-offs For the Years Ended December 31, 2003, 2002, and 2001

	For the Years Ended December 31,
	2003	2002	2001
	($ in thousands)
Losses - trust basis	$27,766	$8,844	$20
Loan transfers to real estate owned	23,218	8,861	893
Realized losses on real estate owned	(21,372)	(7,255)	—
Timing differences between trust and financial	2,395	598	—
Loss from delinquent loan sale applied to reserve	250	1,368	685
Basis adjustments applied against loss	(279)	—	—
Interest not advanced on warehouse	(693)	—	—
Other	(371)	1,681	(283)

Charge-offs	$30,914	$14,097	$1,315

(1)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, increased $9.2 million, or 40%, to $32.1 million for 2003, from $22.9 million for 2002. The increase in gross servicing income of $1.1 million is primarily the result of a higher average total servicing portfolio for the year ended December 31, 2003 due to the continued growth in our owned portfolio as well as the acquisition of additional third party servicing. We also experienced a decrease of $8.1 million of amortization and impairment expense of MSRs for the year ended December 31, 2003 as compared to the year ended December 31, 2002. In 2003, we began using a third party source to determine our anticipated future cash flows in order to calculate amortization. The decrease in MSR amortization was due to the aging of the associated third party loan portfolio as well as the timing of our acquisition of new purchases during 2003, while the decrease in the MSR impairment was due to the expectation that prepayment speeds will decrease in 2004. Information relating to our servicing income is shown in the table below:

Servicing Income For the Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

	Year Ended December 31,
	2003	2002	% Variance
	($ in thousands)
Average third party servicing portfolio	$4,652,029	$4,444,150	5%
Average owned portfolio	$4,085,513	$2,521,282	62%
Average total servicing portfolio	$8,737,542	$6,965,432	25%
Gross servicing income	$39,260	$38,154	3%
Amortization and impairment (1)	$7,126	$15,230	(53)%
Servicing fees - third party portfolio (2) (3)	59	61
Amortization and impairment - third party portfolio (1)(2)	15	34
Other servicing income – total servicing portfolio (2)(4)	13	16
Servicing income – total servicing portfolio (2)	45	55

(1)      Includes amortization of MSRs.

(2)      Annualized and in basis points.

(3)      Includes master servicing fees.

(4)      Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

Expenses

Total expenses increased $19.5 million, or 22%, to $109.8 million for 2003, from $90.3 million for 2002. The increase was due primarily to the growth in our mortgage loan production and total servicing portfolio.

Payroll and Related Expenses. Payroll and related expenses increased $4.9 million, or 10%, to $55.3 million for 2003 from $50.4 million for 2002. Specifically, salary expense increased 17% from $37.9 million in 2002 to $44.4 million in 2003; bonus expense increased 14% from $5.1 million in 2002 to $5.8 million in 2003; and commission expense increased 14% from $16.2 million in 2002 to $18.5 million in 2003. These amounts primarily increased because of the 14% increase in average employees from 2002 to 2003 from an average of 996 to 1,134 employees. The increase in salary expense was also attributed to the accrual of $1.4 million for the FLSA litigation, and the normal merit increases granted for the year. Salary expense was partially offset by a decrease in severance expense of $1.0 million for 2003 as compared to 2002.

Deferred payroll and related expenses increased $7.7 million, or 39%, to $27.7 million in 2003 from $20.0 million in 2002, mainly due to an increase in production and an increase in our net cost to produce during 2003.

We expect payroll and related expenses to continue to increase as we continue to build our staffing to support further loan production growth. We employed 1,188 predominantly full time employees as of December 31, 2003, compared to 1,077 predominantly full time employees as of December 31, 2002, an increase of 10%.

General and Administrative Expenses. General and administrative expenses increased $12.5 million, or 31%, to $52.8 million for 2003, from $40.3 million for 2002. The following factors contributed to the increase in general and administrative expenses in 2003 compared to 2002:

•	$1.9 million increase in advertising expense, $0.3 million increase in training expense, and $0.7 million increase in appraisal and other miscellaneous funding expenses driven by an increase in mortgage loan fundings.

•	$0.5 million increase in rent expense, $0.3 million increase in equipment lease expense and maintenance agreement expense, $0.1 million increase in depreciation expense, and $0.4 million increase in employee relations, employee training, and various office expenses associated with opening and operating additional retail branches.

•	$1.2 million increase in insurance expense relating to increases in our directors and officers liability insurance.

•	$1.5 million increase in professional and consulting services direct expense generally related to increased consulting, legal and accounting services relating to Sarbanes-Oxley and SEC requirements and services in connection with funding projects and our proposed REIT conversion.

•	$0.3 million increase in direct expenses related to the completion of our servicing system conversion during 2003.

•	$1.0 million increase in litigation expense as a result of the settlement of four lawsuits in 2003.

As a result of the growth of our mortgage loan portfolio and our total net revenue and our increased efficiencies in our servicing and origination platforms, our efficiency ratio and our operating expenses as a percentage of average assets had the following improvements in 2003 compared to 2002:

Selected Ratios For the Years Ended December 31, 2003 and 2002

	Year Ended December 31,
	2003	2002	% Variance
	($ in thousands)
Efficiency ratio	52%	67%	(22)%
Operating expenses as a percentage of average assets	2.4%	3.0%	(20)%

Income Taxes. We experienced a 35.9% effective tax rate for the year ended December 31, 2003, compared to a 38.1% effective tax rate for the year ended December 31, 2002. On January 1, 2003, we elected REIT status for one of our subsidiaries, which created a $3.2 million net state tax benefit and resulted in a lower effective tax rate for 2003. We expect a significant decrease in our future tax expense if we consummate our proposed REIT conversion and we continue to satisfy the requirements for taxation as a REIT going forward.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

General

Net income increased $63.2 million, or 177%, to $27.4 million for 2002 compared to a net loss of $35.8 million for 2001. The increase in net income in 2002 was primarily the result of the change in accounting for our securitizations from gain on sale to portfolio accounting as of July 6, 2001, which resulted in us having more mortgage loans on our consolidated balance sheets, and the decrease in impairment charges relating to our predecessor’s goodwill.

Revenues

Total net revenues increased $62.3 million, or 86%, to $134.5 million for 2002, from $72.2 million for 2001. The increase in net revenues was primarily attributable to our changes in securitization structure after July 5, 2001. See the discussion of individual net revenue components below.

Interest Income. Interest income increased $160.1 million, or 241%, to $226.4 million for 2002, from $66.3 million for 2001. The increase in interest income is due primarily from a result of our changes in securitization structure as of July 6, 2001, which requires portfolio accounting, and which resulted in us having more mortgage loans on our consolidated balance sheets. As shown in the table below, for the year ended December 31, 2002 as compared to 2001, our interest income decreased $5.3 million as a result of a declining interest rate environment and increased $165.4 million due to an increase in our mortgage loan production.

Rate/Volume Table For the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Change from Year Ended December 31, 2001 to December 31, 2002	Change in Rate	Change in Volume	Total Change in Interest Income
	($ in thousands)
Securitized loans	$(881)	$156,103	$155,222
Warehouse loans	(4,414)	5,715	1,301
Mortgage bonds	—	1,659	1,659
Residuals	—	1,909	1,909
Other	—	13	13

Total	$(5,295)	$165,399	$160,104

The amortization expense of fair value hedges increased $5.8 million, or 100% for 2002 as compared to 2001. We began to experience significant losses on our fair value hedges in 2002. During 2002, we had used a combination of swaps and Eurodollar futures to manage the interest rate risk inherent in financing our portfolio. The market value of these instruments can be volatile and cause cash outlays in the event of declining rates, as seen in 2002. The table below presents the average yield on our interest-earning assets for the years ended December 31, 2002 and 2001, respectively.

Interest Income Yield Analysis For the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

	Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest Income	Average Yield	Average Balance	Interest Income	Average Yield
	($ in thousands)
Gross loans	$2,566,292	$232,350	9.05%	$733,297	$68,870	9.39%
Add prepayment penalty income (1)	—	12,336	0.48%	—	636	0.09%
Less amortization of yield adjustments (2)	—	(12,447)	(0.49)%	—	(1,301)	(0.18)%
Less amortization of fair value hedges	—	(5,840)	(0.23)%	—	—	—
Other	—	—	—	—	(1,910)	—

Total interest-earning assets	$2,566,292	$226,399	8.82%	$733,297	$66,295	9.04%

(1)	Previously we recorded prepayment penalty income as a component of net servicing income. We have reclassified prepayment penalty income earned on our owned portfolio to interest income for all periods presented.

(2)	Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

Interest Expense. Interest expense increased $52.1 million, or 149%, to $87.1 million for 2002, from $35.0 million for 2001. As shown in the table below, for the year ended December 31, 2002 as compared to 2001, our interest expense decreased $9.8 million as a result of a declining interest rate environment and increased $61.9 million due to an increase in our borrowings relating to an increase in our mortgage loan production.

Rate/Volume Table For the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Change from Year Ended December 31, 2001 to December 31, 2002	Change in Rate	Change in Volume	Total Change in Interest Expense
	($ in thousands)
Securitization financing	$(2,528)	$59,733	$57,205
Warehouse financing:
Lines of credit	89	173	262
Repurchase agreements	(8,426)	4,115	(4,311)
Note payable	1,027	(3,672)	(2,645)
Other	—	1,576	1,576

Total	$(9,838)	$61,925	$52,087

The increase in interest expense is primarily related to our changes in securitization structure, which requires portfolio accounting, and which resulted in us having more debt on our consolidated balance sheets. As seen in the table below, primarily, gross interest expense on bonds increased $73.5 million, partially offset by the accretion of basis adjustments, which increased $14.9 million, as well as a decrease in the average yield on interest-bearing liabilities resulting from declining interest rates in 2002. We also saw a decrease in interest expense of $2.6 million from 2001 to 2002 due to a line of credit with Dominion that we had in 2001. The table below presents the average yield on our interest-bearing liabilities for the years ended December 31, 2002 and 2001, respectively.

Interest Expense Yield Analysis For the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

	Year Ended December 31, 2002			Year Ended December 31, 2001
	Average Balance	Interest Expense	Average Yield	Average Balance	Interest Expense	Average Yield
	($ in thousands)
Warehouse financing	$60,845	$1,888	3.10%	$48,972	$2,009	4.10%
Less compensating balance credits (1)	—	(965)	(1.58)%	—	(1,348)	(2.75)%

Net warehouse financing	60,845	923	1.52%	48,972	661	1.35%

Repurchase agreements	276,634	6,733	2.43%	182,594	11,044	6.05%
Securitization financing:
Gross	2,279,536	93,293	4.09%	453,339	19,767	4.36%
Less accretion of basis adjustments (2)	—	(17,707)	(0.78)%	—	(2,768)	(0.61)%
Less accretion of cash flow hedges	—	(1,382)	(0.05)%	—	—	—

Net securitization financing:	2,279,536	74,204	3.26%	453,339	16,999	3.75%

Notes payable	25,000	2,000	8.00%	73,858	4,650	6.30%
Other expenses	—	3,208	—	—	1,627	—

Total interest-bearing liabilities	$2,642,015	$87,068	3.30%	$758,763	$34,981	4.61%

(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Basis adjustments include deferred issuance costs and premiums and discounts on bonds.

Net Interest Margin. For the year ended December 31, 2002, our net interest margin was 5.4%, as compared to 4.3% for the year ended December 31, 2001. This increase was primarily due to declining short-term interest rates. This caused our borrowing costs to decline at a faster rate than our interest earning assets. In addition, the amount of prepayment penalties collected during 2002 increased due to an increase in refinancing activity.

Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $7.8 million, or 38%, to $28.1 million for 2002, from $20.3 million for 2001. The increase is a result of our changes in securitization structure during July 2001 and our use of portfolio accounting for the full year 2002, which resulted in us having more mortgage loans on our consolidated balance sheets. Beginning in April 2002, we began utilizing the results of an enhanced version of our roll rate analysis that includes prepayment assumptions. We did not make any other significant changes in our reserve methodologies or assumptions during the year ended December 31, 2002.

Gain on Sale of Mortgage Assets. Gain on sale of mortgage assets decreased $32.5 million, or 99%, to $0.4 million for the year ended December 31, 2002, from $32.9 million for the year ended December 31, 2001. This decrease was attributable to our changes in securitization structure after July 5, 2001, at which time we ceased recording a gain at the time of securitization and began recording interest income and loan loss provision over the life of our mortgage loans. The gain on sale of mortgage assets recorded during the year ended December 31, 2002 was related to a cash sale of mortgage assets and not a securitization.

Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment decreased $5.3 million, or 19%, to $22.9 million for 2002, from $28.2 million for 2001. The increase was primarily due to a decrease of approximately $7.4 million of amortization expense for the year ended December 31, 2002 as compared to the year ended December 31, 2001, offset by a decrease of prepayment penalty income for third party loans of $8.5 million, an impairment charge during 2002 of $1.8 million and decreased servicing income of $2.5 million. Information relating to the servicing income is shown in the table below:

Servicing Income For the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

	Year Ended December 31,		% Variance
	2002	2001
	($ in thousands)
Average third party servicing portfolio	$4,444,150	$5,203,296	(15)%
Average owned portfolio	$2,521,282	$768,654	228%
Average total servicing portfolio	$6,965,432	$5,971,951	17%
Gross servicing income	$38,154	$40,686	(6)%
Prepayment penalty income (1)	—	$8,454	(100)%
Amortization and impairment (2)	$15,230	$20,893	(27)%
Servicing fees – third party portfolio (3) (4)	61	58
Amortization and impairment – third party portfolio (2)(3)	34	40
Prepayment penalty income – third party portfolio (3)	—	16
Other servicing income – total servicing portfolio (3)(5)	16	18
Servicing income – total servicing portfolio (3)	55	68

(1)	Includes prepayment penalty income earned on the residual assets we owned prior to our divestiture. Previously we recorded prepayment penalty income as a component of net servicing income. We have reclassified prepayment penalty income earned on our owned portfolio to interest income for all periods presented.

(2)	Includes amortization of MSRs, and before our divestiture, amortization of prepayment penalties since Dominion retained the related residual assets.

(3)	Annualized and in basis points.

(4)	Includes master servicing fees.

(5)	Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

Our mortgage loan servicing portfolio, including loans recorded on the consolidated balance sheets, increased $1.2 billion, or 19%, to $7.6 billion at December 31, 2002 from $6.4 billion at December 31, 2001. The increase was due primarily to the origination and purchase of $2.5 billion of mortgage loans during the year ended December 31, 2002, the acquisition of servicing rights related to approximately $1.1 billion of mortgage loans owned by non-affiliated companies during the year ended December 31, 2002, offset by decreases caused by prepayments and losses totaling $2.7 billion.

Expenses

Total expenses decreased $43.2 million, or 32%, to $90.3 million for 2002, from $133.5 million for 2001. In 2001 we recorded a charge for impairment of our predecessor’s goodwill. We took no similar charge in 2002.

Payroll and Related Expenses. Payroll and related expenses increased $5.6 million, or 13%, to $50.4 million for 2002, from $44.8 million for 2001. The primary components of the increase are described below. Salary expense increased from $29.8 million in 2001 to $37.9 million in 2002, approximately $8.1 million, or 27%, as did commission expense, which grew $2.6 million, or 19%, from $13.6 million in 2001 to $16.2 million in 2002. Bonus expense increased $1.2 million, or 31%, from $3.9 million in 2001 to $5.1 million in 2002. The increase was primarily due to the increase in employees in 2002 versus 2001, normal merit increases, and a $1.5 million pre-tax severance charge incurred during 2002, an increase of $1.3 million from 2001. The increase was offset by the application of SFAS 91 in 2002 to capitalize a portion of payroll and related expenses as direct costs of loan origination. In 2002, $20.0 million of payroll and related expenses were deferred in comparison to $12.9 million in 2001, which represented a 55% increase in deferred expenses during 2002. The amount of these expenses deferred is attributable to the amount of loans originated throughout the year. In addition, certain management received retention bonuses in 2001, which totaled $1.1 million. We employed 1,077 full-time employees as of December 31, 2002, compared to 899 full-time employees as of December 31, 2001, an increase of 20%.

General and Administrative Expenses. General and administrative expenses increased $3.7 million, or 10%, to $40.3 million for 2002, from $36.6 million for 2001. The increase was primarily due to increased costs associated with higher mortgage production, as well as increased costs associated with opening additional retail branches. Increases in general and administrative expenses associated with opening and operating additional retail branches included an increase in rent expense of $0.6 million and an increase in equipment lease expense and maintenance agreement expense of $0.3 million. Marketing expense and insurance expense also increased $1.0 million each during 2002 as compared to 2001.

Impairment of Assets. There was no impairment of goodwill or residual assets for the year ended December 31, 2002 as compared to a goodwill impairment of $45.0 million and a residual asset impairment of $7.3 million for the year ended December 31, 2001. The amount recorded for the year ended December 31, 2001 was primarily related to the impairment of our predecessor’s goodwill in connection with our acquisition of our predecessor’s capital stock on July 6, 2001.

Income Taxes. We recorded income tax expense of $16.8 million for the year ended December 31, 2002 and a tax benefit of $25.6 million for the year ended December 31, 2001, respectively. We experienced a 38.1% effective tax rate for 2002, compared to a 41.7% effective tax benefit rate for 2001. The differences in our effective tax rate were due to the effect of us being part of a consolidated tax group of our predecessor for a part of 2001.

Business Segment Results

Wholesale

In 2003, wholesale loan production increased $140 million, or 14%, over 2002 and $209 million, or 22%, over 2001 loan production. This favorable production trend is primarily the result of a declining interest rate environment, improved employee training and hiring practices and operational and technological process enhancements. Over the same three-year period, our weighted average median credit scores have increased significantly, from 588 in 2001 to 634 in 2003. During sustained periods of falling interest rates, sub-prime mortgage brokers focus their marketing efforts on refinancing higher credit quality borrowers. While the demand is high, the average coupon on loans for these borrowers is substantially lower. Over the last three years, we have experienced a significant increase in the percentage of our production related to higher credit grade borrowers, specifically, production with credit scores higher than 651 has increased from 17% in 2001 to 39% in 2003. In 2004, we anticipate a reversal of this trend and expect our resulting credit mix to be similar to what we experienced in 2002, which at that time we had approximately 22% of our total production with credit scores higher than 651. We have also experienced declines in our percentage of our production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

The following table sets forth selected information about our wholesale loan production for the years ended December 31, 2003, 2002, and 2001:

	For the Year Ended December 31,
	2003	2002	2001	Variance 2001 - 2003
	($ in thousands)
Loan production	$1,174,573	$1,034,278	$965,387	21.67%
Average principal balance per loan	$148	$142	$107	38.32%
Number of loans originated	7,946	7,284	9,022	(11.93)%
Combined weighted average initial LTV	80.03%	79.26%	79.47%	0.70%
Percentage of first mortgage loans owner occupied	89.53%	92.87%	94.86%	(5.62)%
Percentage with prepayment penalty	73.31%	78.64%	82.38%	(11.01)%
Weighted average median credit score (1)	634	605	588	46 points
Percentage fixed rate mortgages	27.98%	21.58%	37.81%	(26.00)%
Percentage adjustable rate mortgages	72.02%	78.42%	62.19%	15.81%
Weighted average interest rate:
Fixed rate mortgages	8.36%	9.12%	10.40%	(19.62)%
Adjustable rate mortgages	7.39%	8.70%	9.94%	(25.65)%
Gross margin – adjustable rate mortgages (2)	4.94%	5.25%	5.65%	(12.57)%
Average number of account executives	132	121	106	24.53%
Volume per account executive	$8,898	$8,548	$9,107	(2.29)%
Loans originated per account executive	60	60	85	(29.41)%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

The following table highlights the net cost to produce loans for our wholesale channel for the years ended December 31, 2003, 2002 and 2001:

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002			For the Year Ended December 31, 2001
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized
Fees collected (1)	(34)	34	—	(41)	41	—	(44)	44	—
General and administrative production costs (1)(2)	250	(90)	160	274	(106)	168	245	(103)	142
Premium paid (1)	88	(88)	—	95	(95)	—	122	(122)	—

Net cost to produce (1)	304	(144)	160	328	(160)	168	323	(181)	142

Net cost per loan ($ in 000)	$4.5			$4.7			$3.4

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation and amortization expense.

In 2003, our net cost to produce decreased 24 basis points, or 7%, from 2002 and 19 basis points, or 6%, from 2001. During 2002 and 2003, we experienced a reduction in our collected fees from levels achieved in 2001. This reduction was due mainly to higher credit quality loan production. During 2004, we expect our collected fees to stabilize at 2003 levels. Over the last three-year period, we have also seen a reduction in the premiums we pay to mortgage brokers. In general, broker premiums will decrease as production levels for higher credit grade borrowers increases. As we expand our lower credit quality mix in 2004, we anticipate premium levels will also increase. During 2003, our general and administrative production costs decreased by 9% and was primarily due to gained operating efficiencies and increases in our average loan size. We have experienced an increase in our net cost per loan since 2001, mainly due to a decrease in the number of mortgage loans originated from 9,022 loans originated in 2001 to 7,946 loans originated in 2003. We have several initiatives planned to further improve our operating efficiencies and anticipate a modest reduction in 2004. Our overall net cost to produce in 2004 is expected to increase slightly.

Correspondent

Over the past three years we have seen a steady decline in our bulk volume. The decreasing rate environment brought a number of new investors into the market, which increased competition and caused pricing to escalate to levels which would not provide us an adequate return on investment in the bulk market. We maintained our pricing discipline in the bulk market and, therefore, concentrated our efforts on increasing flow production. As pricing competition lessens and therefore, the bulk market becomes more economical for us, we may choose to increase our bulk volume going forward.

The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the years ended December 31, 2003, 2002, and 2001:

	For the Year Ended December 31,			Variance 2001 - 2003
	2003	2002	2001
	($ in thousands)
Loan production – bulk	$205,372	$234,349	$564,569	(63.62)%
Average principal balance per loan	$142	$133	$110	29.09%
Number of loans originated	1,443	1,762	5,132	(71.88)%
Combined weighted average initial LTV	81.18%	79.33%	76.65%	5.91%
Percentage of first mortgage loans owner occupied	96.64%	94.74%	94.07%	2.73%
Percentage with prepayment penalty	92.13%	94.41%	84.80%	8.64%
Weighted average median credit score (1)	571	585	589	(18 points )
Percentage fixed rate mortgages	22.48%	21.79%	37.66%	(40.31)%
Percentage adjustable rate mortgages	77.52%	78.21%	62.34%	24.35%
Weighted average interest rate:
Fixed rate mortgages	8.43%	9.10%	10.21%	(17.43)%
Adjustable rate mortgages	8.46%	9.13%	10.16%	(16.73)%
Gross margin – adjustable rate mortgages (2)	6.62%	7.08%	6.53%	1.38%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Although the decreasing interest rate environment over the past few years has caused a positive impact on our flow volume, there are two other key components related to our growth, namely sales staff expansion and an increased customer base. As we approached 2001 and started to concentrate efforts on flow production, it was important to grow our sales staff in an effort to capture more customers and market share. Over the past 18 to 24 months we began training future sales reps by hiring Internal Account Managers in our corporate office to assist our current sales staff. Going into 2004, we will have increased our sales staff by 33%, which provides us more market coverage and will result in the expansion of our customer base. The increase in our customer base in 2002 and 2003 was a main contributor to our volume growth.

The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the years ended December 31, 2003, 2002 and 2001:

	For the Year Ended December 31,			Variance 2001 - 2003
	2003	2002	2001
	($ in thousands)
Loan production – flow	$700,340	$380,939	$355,758	96.86%
Average principal balance per loan	$158	$143	$125	26.40%
Number of loans originated	4,446	2,664	2,846	56.22%
Combined weighted average initial LTV	78.82%	75.72%	72.56%	8.63%
Percentage of first mortgage loans owner occupied	94.15%	95.58%	97.03%	(2.97)%
Percentage with prepayment penalty	79.26%	84.98%	86.76%	(8.64)%
Weighted average median credit score (1)	606	600	607	(1 point )
Percentage fixed rate mortgages	30.64%	35.42%	59.47%	(48.48)%
Percentage adjustable rate mortgages	69.36%	64.58%	40.53%	71.13%
Weighted average interest rate:
Fixed rate mortgages	8.06%	8.98%	9.74%	(17.25)%
Adjustable rate mortgages	7.92%	9.10%	9.96%	(20.48)%
Gross margin – adjustable rate mortgages (2)	5.00%	5.34%	5.51%	(9.26)%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

The following table sets forth selected information about our sales representatives in our correspondent channel for the year ended December 31, 2003, 2002 and 2001:

	For the Year Ended December 31,			Variance 2001 - 2003
	2003	2002	2001
	($ in thousands)
Loan production – bulk	$205,372	$234,349	$564,569	(63.62)%
Loan production – flow	$700,340	$380,939	$355,758	96.86%
Total loan production	$905,712	$615,288	$920,327	(1.59)%
Number of loans originated	5,889	4,426	7,978	(26.18)%
Average number of sales representatives	6	6	6	—
Volume per sales representative	$150,952	$102,548	$153,388	(1.59)%
Loan production per sales representative	982	738	1,330	(26.17)%

The following table highlights the net cost to produce loans for our correspondent channel for the years ended December 31, 2003, 2002, and 2001:

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002			For the Year Ended December 31, 2001
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized
Fees collected (1)	(8)	8	—	(7)	7	—	(5)	5	—
General and administrative production costs (1)(2)	88	—	88	94	—	94	65	—	65
Premium paid (1)	294	(294)	—	308	(308)	—	305	(305)	—

Net cost to produce (1)	374	(286)	88	395	(301)	94	365	(300)	65

Net cost per loan ($ in 000)	$5.7			$5.5			$4.2

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

In 2002, our net cost to produce increased due to a decline in bulk volume. In 2003, our net cost to produce decreased as our production levels increased. Although volume has grown substantially over the past two years, we have limited our additional expenses and been able to grow with minimal staff additions. Our net cost per loan has increased since 2001, mainly due to a decrease in the number of mortgage loans originated from 7,978 loans originated in 2001 to 5,889 loans originated in 2003. As we move forward, our goal is to reduce our net cost to produce and our net cost per loan.

Retail

Retail originations during 2003 increased 18% over 2002. We did see however, our volume decline 18% and 23% in the third and fourth quarter of 2003, respectively, from our record second quarter 2003 volume level. The main reasons for our volume decline were employee turnover, new system rollouts and our change in marketing strategy. The retail channel lost two regional directors of sales and 17 branch managers during 2003. The turnover was also high in the loan officer ranks, with turnover peaking in the third quarter and dropping in the fourth quarter. Turnover negatively affects the channel because we incur the costs of training and recruiting new loan officers. We expect turnover rates to decrease in 2004 and our performance metrics per loan officer to improve. Volume also declined in the third and fourth quarter due to management’s decision to shift its marketing strategy away from the internet driven A plus business towards marketing via direct mail and self-generated leads to borrowers with lower credit ratings. We expect the change in the credit mix during the fourth quarter 2003 for the retail channel will begin to positively impact our net interest income during 2004. We conduct direct marketing activities to increase the amount of A minus customers into the local branch network; however, the market efforts can take six to twelve months to generate loan volume. We have also experienced declines in our percentage of our production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

The following table sets forth selected information about our retail loan originations for the years ended December 31, 2003, 2002, and 2001:

	For the Year Ended December 31,			Variance 2001 - 2003
	2003	2002	2001
	($ in thousands)
Loan originations	$762,657	$645,949	$447,522	70.42%
Average principal balance per loan	$130	$127	$117	11.11%
Number of loans originated	5,865	5,086	3,825	53.33%
Combined weighted average initial LTV	79.11%	79.47%	78.04%	1.37%
Percentage of first mortgage loans owner occupied	94.33%	95.85%	97.82%	(3.57)%
Percentage with prepayment penalty	63.31%	76.07%	81.59%	(22.40)%
Weighted average median credit score (1)	617	615	611	6 points
Percentage fixed rate mortgages	59.51%	57.28%	67.02%	(11.21)%
Percentage adjustable rate mortgages	43.49%	42.72%	32.98%	31.87%
Weighted average interest rate:
Fixed rate mortgages	7.31%	8.16%	8.98%	(18.60)%
Adjustable rate mortgages	7.55%	8.31%	9.26%	(18.47)%
Gross margin – adjustable rate mortgages (2)	5.66%	5.70%	5.57%	1.62%
Average number of loan officers	231	174	129	79.07%
Volume per loan officer	$3,302	$3,712	$3,469	(4.81)%
Loans originated per loan officer	25	29	30	(16.67)%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

The following table highlights the net cost to produce loans for our retail channel for the year ended December 31, 2003, 2002, and 2001:

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002			For the Year Ended December 31, 2001
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized
Fees collected (1)	(222)	222	—	(247)	247	—	(255)	255	—
General and administrative production costs (1)(2)	559	(182)	377	492	(140)	352	492	(154)	338

Net cost to produce (1)	337	40	377	245	107	352	237	101	338

Net cost per loan ($ in 000)	$4.4			$3.1			$2.8

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

Our net cost to produce increased in 2003 mainly due to branch personnel turnover, lower volume levels, and reduced origination fees collected relating to a higher credit quality production. General and administrative expenses were also higher as a result of operating additional retail branches during 2003. These additional branches did not produce a sufficient level of volume to increase our cost efficiency of branch network. Increased marketing costs also contributed to higher general and administrative expenses, as we have refined our marketing messages to pursue more traditional cash-out refinance business as opposed to rate or term refinancing. In addition, we also incurred costs associated with the deployment of new information technology. We saw a decline in volume upon implementation of the new information technology because training and implementation efforts took longer than anticipated. We expect that stabilizing the system will enhance production, which in turn will reverse and lower our cost to produce.

Servicing

In addition to servicing mortgage loans that we originate or purchase, we service mortgage loans for other lenders and investors. For the year ended December 31, 2003, we purchased the rights to service $3.3 billion in mortgage loans. Our servicing agreements generally provide that our servicing rights may be terminated upon the occurrence of certain events, generally if delinquencies or losses on the pool of loans in a particular securitization exceed prescribed levels for an extended period of time. For ten third party loan pools for which we have servicing rights, delinquencies and losses exceeded the prescribed levels as of February 2004. If the level of delinquencies or losses is not reduced, our servicing rights may be subject to termination, in the event of a vote to do so by the holders of a majority of the bondholders’ and other beneficial interests in the related securitization. At the present time, management does not expect any such vote to occur or to be proposed. Our loan servicing portfolio as of December 31, 2003 is summarized below:

	Number of Loans	Principal Balance	Average Loan Balance
	($ in thousands)
Saxon Capital, Inc. (1)	35,056	$4,665,770	$133
Greenwich Capital, Inc.	20,217	3,342,800	165
Dominion Capital (2)	17,800	1,358,506	76
Credit Suisse First Boston	3,301	388,791	118
Dynex Capital, Inc.	567	54,922	97
Fannie Mae	251	5,679	23
Various government entities and other investors	749	83,055	111

Total	77,941	$9,899,523	$127

(1)	Includes loans we originated and purchased from July 6, 2001 to December 31, 2003.

(2)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

Our mortgage loan servicing portfolio, including loans recorded on the consolidated balance sheets, increased approximately $2.3 billion, or 30%, to $9.9 billion at December 31, 2003, from $7.6 billion at December 31, 2002. The increase was due primarily to the origination and purchase of $2.8 billion of mortgage loans during 2003, the acquisition of servicing rights related to approximately $3.3 billion of mortgage loans owned by non-affiliated companies during 2003, offset by decreases caused by prepayments and losses totaling $3.5 billion.

We believe we can increase our servicing portfolio because competition in the non-conforming mortgage loan industry has been adversely affected by limited access to capital, lower than anticipated performance of seasoned portfolios, and industry consolidation. Competitors with limited access to capital have shifted their operations to selling loans, along with the related servicing rights, or have entered into strategic alliances with investment banks to increase their liquidity and access to the capital markets. This has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing which is presenting opportunities for us to increase the size of our portfolio of loans serviced for third parties.

We include all costs to service mortgage loans within the servicing segment. We reduced our cost to service to 26 basis points for the fourth quarter 2003 from 32 basis points for the fourth quarter 2002 due to an increase in our overall servicing portfolio and credit quality of the owned portfolio, as well as a continued investment in technology and training. Our cost to service had increased to 32 basis points during the fourth quarter of 2002 due to our preparations for a servicing system conversion, which was completed during the third quarter 2003.

Our Delinquency and Loss Experience – Total Servicing Portfolio

We have experienced a decline in seriously delinquent accounts for our total servicing portfolio from 12% in 2001 to 9% in 2003. This is mainly a result of the higher credit quality of new production since 2001 as well as our additional third party purchases during the last two years. Higher delinquencies on our third party servicing portfolio will negatively impact our servicing income, the fair value of our MSRs, and cause us to pay more in servicing advances. The following tables set forth information about the delinquency and loss experience of the mortgage loans we service (which are primarily loans we have originated or purchased and have been or will be securitized for the periods indicated).

	December 31,
	2003	2002	2001(1)
Total Delinquencies and Loss Experience (1)	Total Servicing Portfolio
	($ in thousands)
Total outstanding principal balance (at period end)	$9,899,523	$7,575,560	$6,483,482
Delinquency (at period end):
30-59 days:
Principal balance	$605,980	$504,229	$648,986
Delinquency percentage	6.12%	6.66%	10.01%
60-89 days:
Principal balance	$138,253	$160,058	$126,723
Delinquency percentage	1.40%	2.11%	1.95%
90 days or more:
Principal balance	$96,388	$110,260	$78,121
Delinquency percentage	0.97%	1.46%	1.20%
Bankruptcies (2):
Principal balance	$300,282	$277,447	$215,213
Delinquency percentage	3.03%	3.66%	3.32%
Foreclosures:
Principal balance	$298,658	$245,069	$277,742
Delinquency percentage	3.02%	3.23%	4.28%
Real Estate Owned:
Principal balance	$107,202	$118,960	$116,252
Delinquency percentage	1.08%	1.57%	1.79%
Total Seriously Delinquent including real estate owned (3)	8.89%	11.25%	11.95%
Total Seriously Delinquent excluding real estate owned	7.81%	9.68%	10.15%
Net losses on liquidated loans – trust basis (4)	$107,646	$113,389	$81,363
Percentage of trust basis losses on liquidated loans	1.09%	1.50%	1.28%
Loss severity on liquidated loans (5)	42.03%	38.81%	37.10%

(1)	Includes all loans we service.

(2)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the total servicing portfolio for December 31, 2003, 2002, and 2001 are $43,655, $46,591, $31,641, respectively.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)	Amounts are for the year ended December 31, 2003, 2002, and 2001, respectively.

(5)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

Delinquency by Credit Grade by Year Funded (1)(2)

					Percentage 60+ Days Delinquent (3)
Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	A+/A	A-	B	C	D	Total	Cumulative Loss Percentage (4)	Loss Severity (5)
	($ in thousands)
1996	$741,645	$23,361	3.1%	6.45%	9.22%	—	39.50%	—	7.11%	1.85%	31.93%
1997	$1,769,538	$96,187	5.4%	7.01%	18.05%	14.88%	16.67%	11.90%	14.20%	3.04%	39.12%
1998	$2,084,718	$228,414	11.0%	11.26%	20.23%	27.20%	33.03%	28.58%	19.47%	3.49%	40.69%
1999	$2,381,387	$448,696	18.8%	14.03%	23.74%	31.61%	38.54%	42.67%	25.39%	4.06%	41.16%
2000	$2,078,637	$495,465	23.8%	16.75%	27.50%	34.48%	42.33%	50.34%	30.03%	3.72%	39.87%
2001	$2,364,234	$822,682	34.8%	11.60%	25.10%	32.88%	40.94%	39.60%	22.76%	1.82%	35.13%
2002	$2,484,074	$1,412,726	56.9%	6.20%	13.76%	19.69%	23.77%	29.40%	10.54%	0.27%	26.97%
2003	$2,842,942	$2,416,781	85.0%	1.09%	3.36%	4.64%	7.40%	8.73%	2.18%	0.01%	12.71%

(1)	Includes loans originated by us and our predecessor

(2)	As of December 31, 2003.

(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders.

(4)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.

(5)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

Financial Condition

December 31, 2003 Compared to December 31, 2002

Mortgage Loan Portfolio, Net. Our mortgage loan portfolio, net increased $1.1 billion, or 31%, to $4.7 billion at December 31, 2003, from $3.6 billion at December 31, 2002. This increase was the result of the origination and purchase of $2.8 billion of mortgage loans during the year ended December 31, 2003, due to the continued favorable interest rate environment, offset by principal payments of $1.5 billion and loan sales of $0.2 billion for the year ended December 31, 2003. We expect that our mortgage loan portfolio will continue to grow as we continue to originate and purchase mortgage loans; however we anticipate the growth rate will be slower due to more seasoned mortgage loans paying off. A detailed discussion of our portfolio characteristics is discussed in “Item 1 - Business - Mortgage Loan Portfolio.”

Allowance for Loan Losses. The allowance for loan loss increased $3.2 million, or 8%, to $43.4 million at December 31, 2003, from $40.2 million at December 31, 2002. This increase was due to provisions made as a result of an increase in delinquent loan balances due to the aged portion of our mortgage loan portfolio. The level of our allowance has been significantly impacted by the higher credit rating of new production. We expect our allowance for loan losses may increase in 2004 as we shift our focus towards lower credit quality loans.

MSRs. MSRs increased $16.3 million, or 65%, to $41.3 million at December 31, 2003, from $25.0 million at December 31, 2002. This increase was primarily due to purchases of $23.7 million of rights to service $3.3 billion of mortgage loans during the year ended December 31, 2003. We have strategically positioned ourselves to take advantage of the increased supply of servicing assets in the marketplace and have been able to purchase servicing assets at what we believe to be favorable prices. We anticipate that the demand for non-conforming servicing will continue and that we will continue to purchase servicing rights in the future, which would increase our net servicing income. The increase in MSRs was partially offset by amortization of servicing rights of $7.0 million during the year ended December 31, 2003 as well as a temporary impairment of $0.5 million. The impairment of MSRs was the result of increased prepayment speeds on certain third party servicing portfolios during 2003.

Servicing Related Advances. Servicing related advances decreased $4.0 million, or 4%, to $98.6 million at December 31, 2003, from $102.6 million at December 31, 2002. The decrease was primarily due to the effects of lower delinquencies experienced in 2003 compared to 2002. As delinquencies decrease, we generally have to make fewer servicing related advances as more loans are paying as scheduled. As we move toward originating and purchasing loans with a lower credit grade in 2004, our delinquencies my rise; and therefore, our servicing related advances may also increase.

Trustee Receivables. Trustee receivables increased $30.5 million, or 69%, to $74.6 million at December 31, 2003, from $44.1 million at December 31, 2002. The increase was primarily due to the completion of three securitizations and one prefunding from a prior year securitization during 2003. Our trustee receivable balance increased at a greater rate than our mortgage loan portfolio balance during 2003, primarily due to more loans paying as scheduled due to lower delinquency rates. On each payment date, the trust distributes SAST securitization loan payments to their related bondholders. These loan payments are collected by the trust between cut-off dates, which is typically the 17th of each month. Therefore, all principal payments received after the cut-off date are recorded as a trustee receivable on our consolidated balance sheet. The trustee retains these principal payments until the following payment date. As we continue to securitize mortgage loans, we anticipate our trustee receivable balance to increase.

Other Assets. Other assets increased $41.1 million, or 106%, to $80.0 million at December 31, 2003, from $38.9 million at December 31, 2002. The increase was primarily the result of additional bond issuance costs of $13.3 million, net of amortization relating to the Saxon Asset Securities Trust, or SAST, 2003-1, 2003-2, and 2003-3 securitizations. Additionally, we purchased fixed assets of $4.0 million, net of depreciation, as a result of the expansion of our retail branches during the first half of 2003, as well as the implementation of our new loan servicing system. We also have an income tax receivable of $19.6 million at December 31, 2003 as we provided an amount for income tax expense in 2002 that exceeded the amount required in our final tax return.

Warehouse Financing. Warehouse financing decreased $46.4 million, or 10%, to $428.0 million at December 31, 2003, from $474.4 million at December 31, 2002. We expect our warehouse financing to continue to fluctuate from one reporting period to the next as a result of the timing of our securitizations and to generally increase in proportion to the increase in our mortgage loan production.

Securitization Financing. Securitization financing increased $0.9 billion, or 27%, to $4.2 billion at December 31, 2003, from $3.3 billion at December 31, 2002. This increase resulted from the execution of asset-backed securitizations, which resulted in bonds being issued in the amount of $2.3 billion during the year ended December 31, 2003, as well as the issuance of $55.0 million in certificates from the securitization of advances and $67.4 million from the securitization of net interest margins related to our 2003-3 securitization. We also borrowed an additional $7.6 million on our 2002-A revolving credit facility. This increase was offset by bond and certificate payments of $1.6 billion. In general, we will expect increases in our securitization financing as we experience increased mortgage loan production and continue to securitize our mortgage loans.

Shareholders’ Equity. Shareholders’ equity increased $58.7 million, or 21%, to $345.0 million at December 31, 2003, from $286.3 million at December 31, 2002. The increase in shareholders’ equity was due primarily to net income of $65.1 million for the year ended December 31, 2003; the issuance of common stock under our Employee Stock Purchase Plan, the amortization of restricted stock units, and the exercise of stock options under our Stock Incentive Plan of $4.8 million; offset by an increase in accumulated other comprehensive loss of $11.2 million primarily due to losses on hedging instruments. We have never declared or paid any cash dividends on our common stock.

If we consummate the proposed REIT conversion, we expect to make quarterly distributions to shareholders totaling, on an annual basis, at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain). The actual amount and timing of dividends to be declared by the Board of Directors will depend on our financial condition and earnings. Therefore, while we expect our shareholders’ equity to increase in the future due to continued growth in our net income at the taxable REIT subsidiary level, we anticipate a slower growth rate in shareholders’ equity, related to the potential for the payment of dividends in the future.

Also, upon shareholder approval of the merger agreement required in connection with the proposed REIT conversion, all outstanding stock options and restricted stock units will become immediately vested. Saxon REIT, Inc. will assume any outstanding options or other rights to acquire our common stock that are not exercised on or before closing of the proposed merger.

Liquidity and Capital Resources

Cash decreased by $2.9 million during the year ended December 31, 2003. The overall change in cash was comprised of the following:

	Year Ended December 31, 2003	Year Ended December 31, 2002
	($ in thousands)
Cash provided by operations	$83,725	$31,288
Cash used by investing activities	(933,093)	(2,253,035)
Cash provided by financing activities	846,515	2,223,242

(Decrease) increase in cash	$(2,853)	$1,495

Operating Activities. Cash provided by operations increased 167% to $83.7 million reflecting higher pre-tax income adjusted for non-cash items such as depreciation and amortization, deferred income taxes and provision for loan losses. Our earnings are primarily from net interest income and servicing income, offset by general and administrative expenses as well as tax expense. Further details are discussed in “Consolidated Results - Results of Operations.” The overall increase in cash provided by operations was somewhat offset by increases in accrued interest and trustee receivable balances compared to the prior year. These increases resulted from growth in the underlying mortgage loan portfolio during 2003.

Investing Activities. Cash used for investing activities was $933.1 million for the year ended December 31, 2003. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of mortgage servicing rights. The origination and purchase of mortgage loans totaled $2.9 billion for the year ended December 31, 2003. In addition, mortgage servicing rights were purchased totaling $23.7 million. These decreases to cash were partially offset by cash received from principal payments on our mortgage loan portfolio totaling $1.5 billion and proceeds from the sale of mortgage loans and real estate owned which totaled $189.2 million and $31.4 million, respectively.

Restricted cash decreased $300.1 million, or 100%, to $1.3 million at December 31, 2003 from $301.4 million at December 31, 2002 due to the timing of the receipt of cash related to prefunded securitizations. Prefunded amounts are held in a trust account and made available once all required mortgage loans have been included in the securitization. On January 10, 2003, the SAST 2002-3 securitization closed, which was prefunded in the fourth quarter of 2002, and the restricted cash balance relating to that securitization of $300.5 million was released. There were no securitizations during the fourth quarter of 2003 that required prefunding settlements. As a result, restricted cash decreased in 2003.

Capital expenditures during 2003 were $8.0 million and related primarily to our expansion of our retail branches and the implementation of our new loan servicing system.

Financing Activities. Cash provided by financing activities during fiscal 2003 of $846.5 million, primarily related to proceeds from the issuance of securitization financing of $2.5 billion. These proceeds were partially offset by principal payments on securitization financing of $1.6 billion and bond issuance costs of $20.8 million relating to the SAST 2003-1, 2003-2 and 2003-3 securitizations. In addition, $46.5 million was used in net repayment of warehouse financing for the year ended December 31, 2003. Fluctuations in warehouse and securitization financing year over year can occur due to the timing of securitizations and the related repayment of the warehouse financing facilities.

The purchase of derivative financial instruments during 2003 used primarily as cash flow hedges with the objective of hedging interest rate risk related to our financing activities resulted in a reduction of cash of $20.2 million.

In addition, as part of the proposed REIT conversion, we intend to raise additional capital, which we currently expect to be approximately $500 million, in a public offering. We expect to use the proceeds from this offering to retire a $25 million promissory note of Saxon, to pay the cash portion of the merger consideration, and to purchase assets from Saxon, and for working capital. Earnings of our taxable REIT subsidiaries will be taxed and retained in the subsidiaries as retained earnings. To the extent that our taxable REIT subsidiaries do not dividend these retained earnings to us, these earnings will not be distributed as dividends to our shareholders. We anticipate that we will be able to grow shareholder equity through the retained earnings of our taxable REIT subsidiaries.

Working Capital

We intend to maintain sufficient working capital to fund the cash flow needs of our operations in the event we are unable to generate sufficient cash flows from operations to cover our operating requirements. It is common business practice to define working capital as current assets less current liabilities. We do not have a classified balance sheet and therefore calculate our working capital using our own internally defined formula, which is generally calculated as unrestricted cash and investments as well as unencumbered mortgage loans and servicing advances that can be pledged against existing committed facilities and converted to cash in five days or less. Using our definition of working capital, we calculated our working capital as of December 31, 2003 to be approximately $106.5 million. Under the commonly defined working capital definition, we calculated our working capital as of December 31, 2003 to be $338.7 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation – December 31, 2003	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)
Unrestricted cash	$5,245	$5,245
Borrowing availability	12,907	—
Trustee receivable	—	74,614
Accrued interest receivable	—	54,080
Accrued interest payable	—	(8,602)
Unsecuritized mortgage loans – payments less than one year	189,383	520,198
Warehouse financing facility – payments less than one year	(101,055)	(361,915)
Bonds – repurchase agreement – payments less than one year	—	(1,440)
Servicing advances	—	98,588
Financed advances - payments less than one year	—	(39,089)
Securitized loans – payments less than one year	—	1,689,328
Securitized debt - payments less than one year	—	(1,692,335)

Total	$106,480	$338,672

Financing Facilities

We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We rely upon several counterparties to provide us with financing facilities to fund our loan originations and purchases, as well as fund a portion of our servicing advances. Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms.

To accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans prior to securitization, some of our committed facilities allow us to finance advances that are required by our mortgage servicing contracts and mortgage bonds. The material terms and features of our financing facilities in place at December 31, 2003 are as follows:

JPMorgan Chase Bank Syndicated Warehouse Facility. We have a $140 million syndicated warehouse line of credit led by JPMorgan Chase Bank. The facility contains a sub-limit for “wet collateral” (loans funded by us but for which the collateral custodian has not yet received the related loan documents) that can reach 40% of the facility amount and a sub-limit for servicing advances for 20% of the facility amount. The facility was scheduled to expire on January 10, 2004, but was amended on that date to extend the termination date of the facility to April 30, 2004. The facility allows us to borrow against (1) the lesser of 98% of the principal balance of the mortgage loans or 95% of the fair market value of the mortgage loans, and (2) generally 90% of the servicing advance receivables pledged to the facility. In all circumstances, we are only able to borrow against the mortgage loan or servicing advance asset provided the asset meets certain credit and documentation characteristics as reviewed by the custodian, Deutsche Bank Trust Company Americas.

JPMorgan Chase Bank Repurchase Facility. We have a separate facility with JPMorgan Chase Bank which provides the ability to borrow against “dry collateral” (a closed mortgage loan that has been fully funded and disbursed for which the custodian is in physical possession of the related mortgage loan file). The facility provides for the ability to borrow at the lesser of 95% of fair market value or 96% of the unpaid principal balance of the mortgage loans 0-59 days delinquent. The facility expires on October 7, 2004. On January 10, 2004, we amended this facility to reduce the maximum amount available to us under the facility from $150 million to $110 million.

Greenwich Capital Repurchase Facilities. We have a $175 million facility with Greenwich Capital Financial Products, Inc. that provides the ability to finance first lien loans. The facility provides for the ability to borrow at the lesser of 97% of fair market value or 100% of the par amount of the mortgage loans 0-59 days delinquent. Mortgage loans 60-180 days delinquent may be financed at lower borrowing percentages. The facility expires on June 24, 2005. Additionally, we have a $150 million facility with Greenwich Capital Financial Products, Inc. This facility provides the ability to borrow against first and second lien loans and wet collateral. The facility provides the ability to borrow at the lesser of 97% of fair market value or 100% of the par amount of the mortgage loans 0-59 days delinquent. Mortgage loans 60-180 days delinquent may be financed at lower borrowing percentages. The facility expires on July 17, 2004.

Bank of America, N.A. Repurchase Facility. We have a $300 million facility with Bank of America, N.A. that provides us with the ability to borrow generally against the lesser of 98% of the fair market value or 100% of the par amount of our mortgage loans. The facility provides the ability to borrow against first and second lien loans and provides a sub-limit for wet loans. The facility expires on June 23, 2004.

CSFB Repurchase Facility. We have a $100 million facility with Credit Suisse First Boston Mortgage Capital, LLC. The facility provides us with the ability to borrow against mortgage loans, including wet collateral, at the lesser of 95% of the fair market value of the mortgage loans or 97.5% of the par amount of the mortgage loans. The facility expires April 3, 2004.

Merrill Lynch Repurchase Facility. We have a $400 million facility with Merrill Lynch Mortgage Capital, Inc. which provides us with the ability to generally borrow against the lesser of 95% of the fair market value or 98% of the principal amount of the pledged mortgage loans. Wet mortgage loans can be financed under the facility, subject to a sub-limit, at a lower borrowing percentage. The facility expires on May 7, 2004.

Saxon Advance Receivables Backed Certificates. We have a $75 million revolving facility for the securitization of qualifying principal, interest and servicing advances. This amount is committed until August 24, 2005. In addition, we have a revolving facility for the securitization of up to $55 million of principal, interest and servicing advances. This amount is committed until October 24, 2006.

The table below summarizes our financing facilities and their expiration dates as of December 31, 2003. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount		Expiration Date
	($ in thousands)
JP Morgan Chase Bank	$140,000		January 10, 2004	(1)
Greenwich Capital Financial Products, Inc.	150,000		July 17, 2004
Greenwich Capital Financial Products, Inc.	175,000		June 24, 2005
Bank of America, N.A.	300,000		June 23, 2004
CS First Boston Mortgage Capital, LLC	100,000		April 3, 2004
Merrill Lynch Mortgage Capital, Inc.	400,000		May 7, 2004
JPMorgan Chase Bank	150,000	(2)	October 7, 2004
Saxon Advance Receivables Backed Certificates 2002-A	75,000		August 24, 2005
Saxon Advance Receivables Backed Certificates 2003-A	55,000		October 24, 2006

Total committed facilities	$1,545,000

(1)	Our $140.0 million syndicated warehouse facility with JP Morgan Chase was amended on January 10, 2004, extending the termination date of the facility to April 30, 2004.

(2)	On January 10, 2004, our $150.0 million warehouse facility with JP Morgan Chase was amended to reduce the maximum committed amount to $110.0 million.

At December 31, 2003, our committed facilities totaled approximately $1.5 billion. The amount we have outstanding on our committed facilities at any quarter end is a function of the pace of mortgage loan purchases and originations relative to the timing of our securitizations. Although we expect to issue asset-backed securities on a quarterly basis, our intention is to maintain committed financing facilities which approximate six months of mortgage production that allows for flexibility in securitization timing.

We had $428.0 million of warehouse borrowings collateralized by residential mortgages outstanding at December 31, 2003. As we complete securitization transactions, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our short-term borrowings. Therefore, the amount of short-term borrowings will fluctuate from quarter to quarter, and could be significantly higher or lower than the $428.0 million we held at December 31, 2003, as our mortgage production and securitization programs continue.

Our financing facilities require us to comply with various customary operating and financial covenants, which generally relate to our tangible net worth, liquidity, and leverage requirements. In addition, some of the facilities may subject us to cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. We were in compliance with all covenants under the agreements as of and for the year ended December 31, 2003.

In connection with the proposed REIT conversion, we expect to amend or renegotiate our financing facilities. In addition, we will be required to seek consents under our financing facilities and a servicing agreement.

Securitization Financing

We have historically financed, and expect to continue to finance, our mortgage loan portfolio on a long-term basis by issuing asset-backed securities. We believe that issuing asset backed securities provides us a low cost method of financing our mortgage loan portfolio. In addition, it allows us to reduce our interest rate risk on our fixed rate loans by securitizing them. Our ability to issue asset backed securities depends on the overall performance of our assets, as well as the continued general demand for securities backed by non-conforming mortgages and home equity loans.

As of December 31, 2003, securitization financing on our consolidated balance sheet was approximately $4.2 billion. Generally we are not legally obligated to make payments to the holders of the asset-backed securities issued as part of our securitizations. Instead, the holders of the asset-backed securities can look for repayment only from the cash flows from the real estate specifically collateralizing the debt.

Off Balance Sheet Items and Contractual Obligations

In connection with the approximately $1.4 billion of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of December 31, 2003, our subsidiary companies made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, we may be required to remove loans from a securitization and replace them with cash or substitute loans. At December 31, 2003 there were no such breaches for any loans that had been securitized.

In the normal course of business, we are subject to indemnification obligations related to the sale of residential mortgage loans. Under these obligations, we are required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. Based on historical experience, total mortgage loans repurchased pursuant to these indemnification obligations would not have a material impact to our statements of operations, and therefore have not been accrued for as a liability on our consolidated balance sheets.

We are subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. We accrue an estimate of the potential refunds of premium received on loan sales based upon historical experience. At December 31, 2003, the liability recorded for premium recapture expense was $0.2 million.

Our subsidiaries have commitments to fund mortgage loans with agreed upon rates of approximately $144.3 million and $339.3 million at December 31, 2003 and 2002, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases as of December 31, 2003 and 2002 totaled $21.8 million and $25.2 million, respectively.

Contractual Obligations and Commitments

The following tables summarize our contractual obligations under our financing arrangements by payment due date and commitments by expiration dates as of December 31, 2003.

Payments Due by Period ($ in thousands)
Contractual Obligations – As of December 31, 2003	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
Warehouse financing facility – line of credit	$101,055	$101,055	$—	$—	$—
Financing facilities – repurchase agreements	325,474	260,860	64,614	—	—
Bonds – repurchase agreements	1,440	1,440	—	—	—
Securitization financing – servicing advances (1)	100,239	39,089	37,265	8,992	14,893
Securitization financing – loans and real estate owned (2)	4,137,136	1,692,335	1,540,355	363,221	541,225
Note payable	25,000	—	25,000	—	—
Purchase obligations (3)	161,797	150,117	10,360	1,320	—
Capital lease obligations	3	3	—	—	—
Operating leases	21,799	7,660	11,595	2,544	—

Total contractual cash obligations	$4,873,943	$2,252,559	$1,689,189	$376,077	$556,118

(1)	Amounts listed are bond payments based on anticipated recovery of the underlying principal and interest servicing advances.

(2)	Amounts listed are bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

(3)	Amounts included represent contractual obligations and expected related expenses we believe to be significant for computer and communication technology services, technology licensing, and commitments to fund mortgage loans with agreed upon rates. Contracts we believe allow for termination with minimal or no penalties are excluded from the table above.

Other Commitments	Amount of Commitment Expiration Per Period ($ in thousands)
	Total Amounts Committed	Less than 1 year	1-3 years	3-5 years	Over 5 years
Warehouse financing facility – line of credit	$140,000	$140,000	$—	$—	$—
Receivables backed certificates	130,000	—	130,000	—	—
Warehouse financing facility – repurchase agreements	1,275,000	1,100,000	175,000	—	—

Total commercial commitments	$1,545,000	$1,240,000	$305,000	$—	$—

Other Matters

Related Party Transactions

At December 31, 2003 and 2002, we had $12.0 million and $8.1 million, respectively, of unpaid principal balances within our mortgage loan portfolio, related to mortgage loans originated for our executive officers, officers, and employees. These mortgage loans were underwritten to our underwriting guidelines. When making loans to our officers and employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 basis points from the market rate. Effective December 1, 2002 we no longer renew or make any new loans to our executive officers or directors. We have never made loans to any of our independent directors.

Impact of New Accounting Standards

In November 2002, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which provides interpretation of FASB Statements No. 5, 57, and 107 and rescinds FASB Interpretation No. 34. This Interpretation clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation it has guaranteed to a creditor on behalf of a third party. It also elaborates on disclosures a guarantor is to make in its interim and annual financial statements about any obligations under certain guarantees it has issued. The effective date for the initial recognition and initial measurement provisions of this Interpretation is for guarantees issued or modified after December 31, 2002; however, the disclosure requirements are effective for financial statements ending after December 15, 2002. We adopted the provisions of FASB Interpretation No. 45 on January 1, 2003, and it did not have a material impact on our financial position, results of operations, or cash flows.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was revised December 2003. This interpretation addresses consolidation by business enterprises of variable interest entities and the reporting and disclosure requirements of such. Variable interests are defined as contractual, ownership or other pecuniary interests in an entity that change with changes in the entity’s net asset value. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The primary beneficiary is one that absorbs a majority of the expected losses, residual returns, or both as a result of holding variable interests. If an entity has a variable interest in which it is the primary beneficiary, the entity must then include the variable interest entity’s assets, liabilities, and results of operations in its consolidated financial statements. This Interpretation is immediately effective and must be applied to variable interest entities created after January 31, 2003 or in which an enterprise obtains an interest in after that date. In connection with the loans we service for others, we do not own any interests in the related securitized trusts or loan pools or have any other economic interests other than those associated with acting as servicer for the related mortgage loans. Effective February 1, 2003, management adopted Interpretation No. 46, and it did not have a material impact on our financial position, results of operations, or cash flows.

In April 2003, FASB issued Statement of Financial Accounting Standard, or SFAS, No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN No. 45, and amends certain other existing pronouncements. This statement is effective for contracts entered into or modified after September 30, 2003 and for hedging relationships designated after September 30, 2003, with certain exceptions. Effective July 1, 2003, management adopted SFAS 149, and it did not have a material impact on our financial position, results of operations, or cash flows.

Effective June 1, 2003, we adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. This statement establishes standards for financial instruments with both debt characteristics and equity characteristics and requires that certain instruments previously eligible for classification as equity be classified as a liability after the effective date of this statement. The requirements of this statement apply to issuers’ classification and measurement of freestanding financial instruments and does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption, while restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on our consolidated results of operations and financial position.

In December 2003, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position, or SOP, 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in a purchase business combination, but does not apply to loans originated by the entity. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. We have not yet determined the impact, if any, of adoption of SOP 03-3.

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

We define market risk as the sensitivity of income to changes in interest rates. Changes in prevailing market interest rates may have two general effects on our business. First, any general increase in mortgage loan interest rates may tend to reduce customer demand for new mortgage loans for the mortgage industry generally, which can negatively impact our future production volume and our projected income. Second, increases or decreases in interest rates can cause changes in our net interest income on the mortgage loans that we own or are committed to fund, and as a result, cause changes in our net income. We refer to this second type of risk as our “managed interest rate risk”. Substantially all of our managed interest rate risk arises from debt related to the financing of our mortgage loan portfolio.

Interest rate risk is managed within an overall asset/liability management framework. The principal objective of asset/liability management is to manage the sensitivity of net income to changing interest rates.

Overview of Our Interest Rate Risk Profile

We view our interest rate risk profile relative to the financing vehicle that is used during the life of our mortgage loans. We have short-term and long-term financings that expose us to interest rate risk for the duration of that financing.

Short-term Financing. Short-term financing exists from the time mortgage loans are originated until they are securitized. Our short-term financings, or warehouse borrowings, are dependent upon floating LIBOR rates with a one-month maturity. Since nearly all the collateral backing these financings have an initial fixed interest rate, and the financing instruments are subject to monthly changes in LIBOR, our net interest income is subject to fluctuations.

Long-term Financing. Long-term financing is typically decided by an asset securitization structure. This structure can have financing terms that may be fixed for the life of the financing or subject to changes in LIBOR rates, as described in the paragraph above.

A fixed financing structure is typically collateralized by fixed rate assets. Because both the asset and liability have fixed rates for the term of the financing, interest rate risk due to fluctuation in LIBOR rates does not exist, and therefore results in stable net interest income for the term of the financing.

A floating financing structure can be collateralized by fixed or floating rate assets. Nearly all of our mortgage loans have an initial period that is fixed relative to the floating financing structure. For this reason we are subject to net interest income fluctuations caused by changes in LIBOR rates. This fluctuation in net interest income can exist for the entire term of the financing.

Since our net interest income is subject to fluctuating LIBOR rates during the term of our financings, we attempt to minimize our exposure to rate fluctuations by hedging our interest rate risk.

Types of Managed Interest Rate Risk

Our managed interest rate risks include repricing, basis, and prepayment risk.

Repricing Risk. Financing rates are subject to change from the time we originate mortgage products, based upon an estimation of short term financing rates over the life of the loan, until long-term financing is structured. Repricing risk is caused by the potential differences in these financing rates. To minimize the impact of fluctuating financing rates on net interest income we manage our risks through a regimented hedging routine. This hedging strategy involves buying market instruments that match the sensitivity of long-term financing. By doing this we are able to manage our net interest income for the life of our financing.

Basis Risk. Basis risk results from the structured terms of mortgage loans differing from financing terms that are collateralized by those mortgage loans. As a result, our financing rate can change differently than our mortgage loans. Changes in our financing rates relative to the loans supporting those financings causes fluctuations in net interest income. For this reason our management of this risk involves buying market instruments that increase in value while our net interest income declines in value.

Prepayment Risk. Prepayment risk results from the ability of customers to pay off their mortgage loans before maturity. Generally, prepayments tend to increase in falling interest rate environments as a result of borrowers refinancing fixed-rate and adjustable-rate loans to lower coupon mortgage loans, and prepayments tend to decrease in rising interest rate environments. As a result, falling interest rate environments tend to cause decreases in the balance of our mortgage loan portfolio and related decreases in our net interest income. For this reason we consider many prepayment alternatives when managing interest rate risk to avoid a negative impact to net interest income that can be caused by too many hedge instruments relative to the amount of assets remaining.

Management of Interest Rate Risk. To manage repricing, basis, and prepayment risks, we use various derivative instruments such as options on futures, Eurodollar futures, interest rate caps and floors, interest rate swaps and options on swaps. Generally, we seek to match derivative instruments to particular groups or pools of mortgage loans that differ by potential financing options. We intend the derivatives to remain in place until the risk is minimized to the extent that the risk of fluctuation in net interest income is acceptable to management. Through the structure of our long-term financings, we generally have, and seek to realize, opportunities to manage our interest rate risks, particularly with respect to fixed rate mortgages, by seeking to match the terms of the fixed rate mortgages with the fixed rate portion of the long-term financing. We continue to manage interest rate risks associated with variable-rate and other mortgages beyond the point of long-term financing by seeking to identify differences in the basis between our mortgage loans and related long-term financing, and to manage the repricing characteristics of our debt by continuing to purchase, hold, and sell appropriate financial derivatives.

In selecting financial derivatives for interest rate risk management, we seek to select interest rate caps and floors, interest rate swaps, sales of futures and purchases of options on futures designed to provide protection should interest rates on our debt rise. We seek to select derivatives with values that can be expected to rise and produce returns tending to offset reductions in net interest income caused by increased borrowing costs in a rising rate environment.

From December 31, 2002 to December 31, 2003, we used fewer types of hedging instruments in response to a change in our risk management strategy. Prior to 2003, we had used a combination of swaps and Eurodollar futures to manage the interest rate risk inherent in financing our portfolio. The market value of these instruments can be volatile and cause cash outlays in the event of declining rates. In lieu of these instruments, we began to use primarily interest rate caps or puts on Eurodollar futures to minimize the impact of rising rates as well as the volatile cash outlays inherent in the use of futures. Therefore, our positions in swaps and Eurodollar futures diminished significantly from December 31, 2002 to December 31, 2003, as illustrated in the tables below. The advent of this change caused the reduction in other instruments, namely the use of calls and floors. In the past, calls on Eurodollars and interest rate floors have been used to offset the immediate cash impact of declining values in swaps and futures. With the reduction in these futures and swap positions it was no longer necessary to purchase calls or floors to manage the cash impact of short futures and swaps. Therefore the notional amount of hedges has decreased at December 31, 2003 from December 31, 2002, as shown in the tables below.

Counterparty Risk. An additional risk that arises from our borrowing (including repurchase agreements) and derivative activities is counterparty risk. These activities generally involve an exchange of obligations with unaffiliated banks or companies, referred to in such transactions as “counterparties” If a counterparty were to default, we could potentially be exposed to financial loss. We seek to mitigate this risk by limiting our derivatives transactions to counterparties that we believe to be well established, reputable and financially strong.

Maturity and Repricing Information

The following table summarizes the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps and futures that we held as of December 31, 2003 and 2002.

	As of December 31, 2003
	2004	2005	2006	2007	2008	Thereafter
($ in thousands)
Caps Bought – Notional:	$1,115,750	$927,466	$321,417	—	—	—
Weighted average rate	2.92%	3.87%	3.35%	—	—	—
Caps Sold - Notional:	$1,025,000	$899,299	$321,417	—	—	—
Weighted average rate	3.61%	5.09%	5.04%	—	—	—
Futures Sold - Notional:	—	$37,500	$112,500	—	—	—
Weighted average rate	—	3.88%	4.31%	—	—	—
Puts Bought - Notional:	$250,000	$50,000	—	—	—	—
Weighted average rate	1.50%	2.25%	—	—	—	—
Puts Sold - Notional:	$112,500	$437,500	—	—	—	—
Weighted average rate	2.78%	4.03%	—	—	—	—

Total Notional:	$2,503,250	$2,351,765	$755,334	$—	$—	$—

	As of December 31, 2002
	2003	2004	2005	2006	2007	Thereafter
($ in thousands)
Floors Sold – Notional:	$188,269	—	—	—	—	—
Weighted average rate	2.25%	—	—	—	—	—
Caps Bought – Notional:	$157,500	$481,167	$412,799	—	—	—
Weighted average rate	4.22%	3.95%	5.57%	—	—	—
Caps Sold – Notional:	—	$400,000	$384,633	—	—	—
Weighted average rate	—	6.13%	6.56%	—	—	—
Futures Bought – Notional:	$781,250	$125,000	—	—	—	—
Weighted average rate	2.28%	2.97%	—	—	—	—
Futures Sold – Notional:	$833,750	$692,500	$462,500	$300,000	—	—
Weighted average rate	2.25%	4.05%	4.36%	4.62%	—	—
Puts Bought – Notional:	$700,000	—	—	—	—	—
Weighted average rate	3.48%	—	—	—	—	—
Puts Sold – Notional:	$925,000	—	—	—	—	—
Weighted average rate	3.00%	—	—	—	—	—
Calls Bought – Notional:	$225,000	$125,000	—	—	—	—
Weighted average rate	1.50%	2.50%	—	—	—	—
Calls Sold – Notional:	$225,000	$50,000	—	—	—	—
Weighted average rate	2.00%	2.00%	—	—	—	—

Total Notional:	$4,035,769	$1,873,667	$1,259,932	$300,000	—	—

Analyzing Rate Shifts

In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves, using scenarios that we develop to provide relevant assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding Federal Reserve Bank, or FRB, responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over long periods of time. The table below represents the change in our net interest income as determined by changes in our debt costs and offsetting values of derivative instruments as of December 31, 2003 and 2002 under the four different analysis scenarios that we currently use.

	Effect on Net Interest Income of Assumed Changes in Interest Rates Over a Three Year Period
	December 31, 2003				December 31, 2002
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
	($ in thousands)
Change in net interest income from mortgage portfolio	$(10,066)	$824	$10,827	$42,369	$(65,530)	$(13,645)	$1,131	$8,924
Change in net interest income from hedging instruments:
Futures	479	667	385	(1,133)	21,780	5,178	2,387	1,465
Puts	615	(192)	(153)	(250)	(1,590)	—	—	—
Calls	—	—	—	—	(126)	(562)	(654)	(654)
Caps	2,310	556	(969)	(2,129)	4,144	70	70	343
Floors	—	—	—	—	—	(250)	(921)	(1,020)

Total change in net interest income from hedging instruments	$3,404	$1,031	$(737)	$(3,512)	$24,208	$4,436	$882	$134

Net change in net interest income	$(6,662)	$1,855	$10,090	$38,857	$(41,322)	$(9,209)	$2,013	$9,058

Scenario 1 – Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the FRB, with the assumption that the economy is growing at a pace inconsistent with a FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assume a hypothetical interest rate increase of approximately 375 basis points over a three-year period beginning in second quarter 2004. Such an increase in interest rates is aggressive by historical standards, and provides us with a view of the net interest income changes of our mortgage loans by assuming a comparable rise in financing rates. Making these assumptions at December 31, 2003, we estimate that our net interest income from our mortgage loan portfolio would decrease by $10.1 million. However, we estimate that this amount would be partially offset by an increase in our hedging instruments of $3.4 million. The net effect of this scenario would be a potential decline of $6.7 million in our net interest income from our portfolio. At December 31, 2002, we estimated that our net interest income could decline by approximately $41.3 million under this scenario.

Scenario 2 – In this scenario we assume a slightly less severe hypothetical rise in interest rates compared to Scenario 1 in which the FRB doesn’t begin raising interest rates until the second half of 2004 and then pushes interest rates higher at a faster pace as the economy expands and inflation increases. Under this scenario, we assume that interest rates have the potential to rise approximately 350 basis points, over a three year period beginning in fourth quarter 2004. Given these assumptions at December 31, 2003, we estimate that our net interest income from our mortgage portfolio and hedging instruments would increase by approximately $824,000 and $1.0 million, respectively, for a total potential increase in net interest income of approximately $1.8 million. At December 31, 2002, we estimated that our net interest income could decline by approximately $9.2 million under this scenario.

Scenario 3 – In this scenario we assume relatively stable hypothetical short-term rates. This scenario assumes that the FRB is relatively patient, by historical standards, as the economy maintains a range of low growth, and thus the FRB is more concerned with economic expansion than inflation. Interest rates are assumed to rise modestly in year two, with only an approximate 325 basis point increase over three years beginning in first quarter 2005. Given these assumptions at December 31, 2003, we estimate that our net interest income from our mortgage portfolio would increase by approximately $10.8 million, which would partially be offset by an estimated decline in net interest income from hedging instruments of approximately $737,000, for a total potential increase in net interest income of approximately $10.1 million. At December 31, 2002, we estimated that our net interest income could increase by approximately $2.0 million under this scenario.

Scenario 4 – This scenario assumes that the FRB determines that it must lower rates in the near term, and then begins to reverse previous interest rate cuts in year two, and more aggressively in year three, accounting for an approximate 200 basis point increase in rates over the three year period. Given these assumptions at December 31, 2003, we estimate that our net interest income from our mortgage portfolio would increase by approximately $42.4 million, which would partially be offset by an estimated decline in net interest income from hedging instruments of approximately $3.5 million, for a total potential increase in net interest income of approximately $38.9 million. At December 31, 2002, we estimated that our net interest income could increase by approximately $9.1 million under this scenario.

These scenarios are provided for illustrative purposes only and are intended to assist in the understanding of our sensitivity to changes in interest rates. While these scenarios are developed based on current economic and market conditions, we cannot make any assurances as to the predictive nature of assumptions made in this analysis.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and the related notes, together with our Independent Auditors’ Report thereon are set forth on pages F-1 through F-42 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer carried out an evaluation, with the participation of other members of management as they deemed appropriate, of the effectiveness of the design and operation of our disclosure controls and procedures as contemplated by Exchange Act Rule 13a-15. Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective, in all material respects, in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in the periodic reports we are required to file and submit to the SEC under the Exchange Act.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The names and ages of the executive officers and the positions each of them has held for the past five years are included in Part I of this Form 10-K as permitted by the General Instruction G(3) to Form 10-K. Information concerning our code of conduct is also included in Item 1. The information required by this item regarding the Company’s directors and Audit Committee will be included in our definitive proxy statement relating to our 2004 Annual Meeting of Shareholders, to be filed with the SEC within 120 days of December 31, 2003, under the caption “Board of Directors and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 11.	Executive Compensation

The information called for by this item is incorporated by reference to “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Board Compensation Committee Report On Executive Compensation” in the definitive proxy statement, relating to our 2004 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2003 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information relating to our equity compensation plans as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and restricted stock units	Weighted-average exercise price of outstanding options, warrants and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,535,000	$9.20	871,697
Equity compensation plans not approved by security holders	1,675,000	$10.00	—

Total	4,210,000	$9.52	871,697

(1)	Includes 858,605 shares reserved for issuance under our Employee Stock Purchase Plan.

Pursuant to resolutions of the Board of Directors, we entered into Stock Option Agreements dated August 15, 2001 with Edward G. Harshfield, Richard A. Kraemer and David Wesselink granting options to purchase 250,000 shares, 75,000 shares and 75,000 shares of our common stock, respectively, at an exercise price of $10.00 per share. In addition, also pursuant to a resolution of the Board of Directors, we entered into a Stock Option Agreement dated November 6, 2001 with Thomas J. Wageman granting an option to purchase 75,000 shares of our common stock at an exercise price of $10.10 per share. Each of the grants provides for 25% of the options to vest on each of the 1st, 2nd, 3rd and 4th anniversary dates of the stock option grant. All options are exercisable for a period of 10 years following the date of the stock option grant. As of December 31, 2003, no non-employee director options have been exercised.

On September 4, 2003, we granted 180,000 restricted stock units under our 2001 Stock Incentive Plan to our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, and we granted 60,000 restricted stock units to our non-employee directors. These restricted stock units were valued at $17.28 per share, with 48,000 of the awards scheduled to vest each year over the subsequent five years.

Upon shareholder approval of the merger agreement which is required in connection with the consummation of our proposed REIT conversion, all outstanding stock options and restricted stock will become immediately vested. Saxon REIT, Inc. will assume any outstanding options or other rights to acquire our common stock that are not exercised on or before closing of the proposed merger.

In connection with our private offering in 2001 described above, we granted warrants to Friedman, Billings, Ramsey & Co., Inc. (“FBR”) to purchase an aggregate of 1,200,000 shares of our common stock, of which 1,080,000 shares are beneficially owned by FBR, at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years, commencing on July 6, 2001. As of December 31, 2003, no warrants have been exercised.

The additional information called for by this item is incorporated by reference to “Security Ownership of Principal Shareholders and Management” in our definitive proxy statement, relating to our 2004 Annual Meeting of Shareholders, to be filed within 120 days of December 31, 2003 and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 13.	Certain Relationships and Related Transactions

The information called for by this item is incorporated by reference to “Certain Relationships and Related Transactions” in our definitive proxy statement relating to its Annual Meeting of Shareholders and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information called for by this item is incorporated by reference to “Independent Public Auditors” in our definitive proxy statement relating to its Annual Meeting of Shareholders and is incorporated herein by reference as if set forth in full herein as permitted by the General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements—See “Index to Consolidated Financial Statements”

2.	Exhibits—See “Exhibit Index”

(b)	On October 3, 2003, the Company furnished a Form 8-K (Item 9) reporting that the Company had issued a press release on October 3, 2003 announcing its earnings release and conference call dates for its results for the quarter ended September 30, 2003, and a copy of the press release was furnished as an exhibit.

On October 23, 2003, the Company filed a Form 8-K (Items 5, 7, and 12) reporting that the Company had issued a press release on October 23, 2003 announcing the Company’s financial results for the third quarter 2003, and a copy of the press release was filed as an exhibit.

On November 7, 2003, the Company filed a Form 8-K (Items 5, 7, and 12) reporting that the Company had issued a press release on November 7, 2003 to update its financial information previously reported in its quarterly earnings press release dated October 23, 2003, and a copy of the press release was filed as an exhibit.

On December 8, 2003, the Company furnished a Form 8-K (Item 9) reporting that the Company had issued a press release on December 8, 2003 announcing the election of a new Chairman of its Board of Directors, and a copy of the press release was furnished as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Richmond, Commonwealth of Virginia, on March 10, 2004.

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

Signature	Capacity in which to Sign	Date

/s/ Richard A. Kraemer Richard A. Kraemer	Chairman of the Board of Directors	March 10, 2004

/s/ Michael L. Sawyer Michael L. Sawyer	Chief Executive Officer and Director (principal executive officer)	March 10, 2004

/s/ Dennis G. Stowe Dennis G. Stowe	President and Chief Operating Officer and Director	March 10, 2004

/s/ Edward G. Harshfield Edward G. Harshfield	Director	March 10, 2004

/s/ Thomas J. Wageman Thomas J. Wageman	Director	March 10, 2004

/s/ David D. Wesselink David D. Wesselink	Director	March 10, 2004

/s/ Robert B. Eastep Robert B. Eastep	Chief Financial Officer (principal financial and accounting officer)	March 10, 2004

INDEX TO FINANCIAL STATEMENTS

Page
Independent Auditors’ Report	F-1
Consolidated Balance Sheets as of December 31, 2003 and December 31, 2002	F-2

Consolidated Statements of Operations for the years ended December 31, 2003 and 2002 (Saxon Capital, Inc.), for the period July 6, 2001 to December 31, 2001 (Saxon Capital, Inc.), and for the period January 1, 2001 to July 5, 2001 (SCI Services, Inc.)

F-3

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003 and 2002 (Saxon Capital, Inc.) for the period July 6, 2001 to December 31, 2001 (Saxon Capital, Inc.), and for the period January 1, 2001 to July 5, 2001 (SCI Services, Inc.)

F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002 (Saxon Capital, Inc.) for the period July 6, 2001 to December 31, 2001 (Saxon Capital, Inc.), and for the period January 1, 2001 to July 5, 2001 (SCI Services, Inc.)

F-5
Notes to Consolidated Financial Statements	F-6

i

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of

Saxon Capital, Inc.

Glen Allen, Virginia

We have audited the accompanying consolidated balance sheets of Saxon Capital, Inc. and subsidiaries (the “Company”) (“Successor”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the Company and SCI Services, Inc. and subsidiaries (“Predecessor”) for the years ended December 31, 2003 and 2002 (Successor), the period from July 6, 2001 through December 31, 2001 (Successor), and the period from January 1, 2001 through July 5, 2001 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 (Successor), the period from July 6, 2001 through December 31, 2001 (Successor), and the period from January 1, 2001 through July 5, 2001 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Richmond, Virginia

March 10, 2004

Saxon Capital, Inc.

Consolidated Balance Sheets

(Dollars in thousands, except for share data)

	December 31, 2003	December 31, 2002
Assets:
Cash	$5,245	$8,098
Accrued interest receivable	54,080	38,630
Trustee receivable	74,614	44,128
Mortgage loan portfolio	4,723,416	3,612,473
Allowance for loan loss	(43,369)	(40,227)

Net mortgage loan portfolio	4,680,047	3,572,246
Restricted cash	1,257	301,435
Servicing related advances	98,588	102,558
Mortgage servicing rights, net	41,255	24,971
Deferred tax asset	—	17,588
Real estate owned	23,787	14,563
Other assets	79,959	38,945

Total assets	$5,058,832	$4,163,162

Liabilities and shareholders’ equity:
Liabilities:
Accrued interest payable	$8,602	$7,431
Warehouse financing	427,969	474,442
Securitization financing	4,237,375	3,347,251
Note payable	25,000	25,000
Deferred tax liability	907	—
Other liabilities	13,933	22,692

Total liabilities	4,713,786	3,876,816

Commitments and contingencies – Note 23	—	—
Shareholders’ equity:
Common stock, $0.01 par value per share, 100,000,000 shares authorized; shares issued and outstanding: 28,661,757 as of December 31, 2003 and 28,235,781 as of December 31, 2002	287	282
Additional paid-in capital	264,030	259,267
Other comprehensive (loss) income, net of tax of $(3,500) and $3,649	(5,497)	5,707
Retained earnings	86,226	21,090

Total shareholders’ equity	345,046	286,346

Total liabilities and shareholders’ equity	$5,058,832	$4,163,162

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(Dollars in thousands, except for share data)

	Saxon Capital, Inc.			SCI Services, Inc. (predecessor)
	For the Year Ended December 31,		For the Period July 6, to December 31,	For the Period January 1, to July 5,
	2003	2002	2001	2001
Revenues:
Interest income	$333,064	$226,399	$50,964	$15,331
Interest expense	(123,303)	(87,068)	(23,457)	(11,524)

Net interest income	209,761	139,331	27,507	3,807
Provision for mortgage loan losses	(33,027)	(28,117)	(11,861)	(8,423)

Net interest income after provision for mortgage loan losses	176,734	111,214	15,646	(4,616)
Servicing income, net of amortization and impairment	32,134	22,924	11,577	16,670
Gain on sale of mortgage assets	2,533	365	—	32,892

Total net revenues	211,401	134,503	27,223	44,946
Expenses:
Payroll and related expenses	(55,251)	(50,437)	(19,531)	(25,220)
General and administrative expenses	(48,886)	(38,425)	(15,662)	(16,684)
Depreciation	(3,880)	(1,903)	(503)	(3,736)
Impairment of assets, net	—	—	—	(7,301)
Impairment of goodwill	—	—	—	(44,963)
Other (expense) income	(1,739)	472	(1,771)	1,842

Total operating expenses	(109,756)	(90,293)	(37,467)	(96,062)
Income (loss) before taxes	101,645	44,210	(10,244)	(51,116)
Income tax expense (benefit)	36,509	16,833	(3,957)	(21,609)

Net income (loss)	$65,136	$27,377	$(6,287)	$(29,507)

Earnings per common share: (1)
Average common shares – basic	28,518,128	28,103,695	28,050,100	28,050,100
Average common shares – diluted	30,116,305	29,165,184	28,050,100	28,050,100
Basic earnings per common share	$2.28	$0.97	$(0.22)	$(1.05)
Diluted earnings per common share	$2.16	$0.94	$(0.22)	$(1.05)

(1)	Earnings per common share for the periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued as of July 6, 2001 were outstanding for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statement of Shareholders’ Equity

(Dollars in thousands, except share data)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
SCI Services, Inc. (predecessor)
Balance at January 1, 2001	—	$—	$294,113	$—	$49,424	$343,537
Net loss	—	—	—	—	(29,507)	(29,507)
Disposition of SCI Services, Inc. on July 5, 2001	—	—	(294,113)	—	(19,917)	(314,030)

Balance at July 5, 2001	—	—	—	—	—	—

Saxon Capital, Inc. (Successor)
Balance at July 6, 2001	—	—	—	—	—	—
Common stock issued in purchase acquisition	28,050,100	281	260,619	—	—	260,900
Costs associated with issuance of common stock	—	—	(2,615)	—	—	(2,615)
Net loss	—	—	—	—	(6,287)	(6,287)

Balance at December 31, 2001	28,050,100	281	258,004	—	(6,287)	251,998
Issuance of common stock	185,681	1	1,917	—	—	1,918
Costs associated with issuance of common stock	—	—	(654)	—	—	(654)
Comprehensive income:
Net income	—	—	—	—	27,377	27,377
Add: Change in unrealized gain on mortgage securities	—	—	—	994	—	994
Less: reclassification adjustment for unrealized gain on mortgage securities	—	—	—	(232)	—	(232)
Less: tax effect of above unrealized gain on mortgage securities	—	—	—	(297)	—	(297)
Add: gain on cash flow hedging instruments	—	—	—	9,976	—	9,976
Less: reclassification adjustment for gain on cash flow hedging instruments	—	—	—	(1,382)	—	(1,382)
Less: tax effect of gain on cash flow hedging instruments	—	—	—	(3,352)	—	(3,352)

Total comprehensive income	—	—	—	5,707	27,377	33,084

Balance at December 31, 2002	28,235,781	282	259,267	5,707	21,090	286,346
Issuance of common stock	425,976	5	4,496	—	—	4,501
Compensation expense on restricted stock units	—	—	267	—	—	267
Comprehensive income:
Net income	—	—	—	—	65,136	65,136
Less: change in unrealized loss on mortgage securities	—	—	—	(2,033)	—	(2,033)
Less: reclassification adjustment for unrealized loss on mortgage securities	—	—	—	(27)	—	(27)
Add: tax effect of above unrealized loss on mortgage securities	—	—	—	803	—	803
Less: loss on cash flow hedging instruments	—	—	—	(17,677)	—	(17,677)
Add: reclassification adjustment for gain on cash flow hedging instruments	—	—	—	1,385	—	1,385
Add: tax effect of loss on cash flow hedging instruments	—	—	—	6,345	—	6,345

Total comprehensive income (loss)	—	—	—	(11,204)	65,136	53,932

Balance at December 31, 2003	28,661,757	$287	$264,030	$(5,497)	$86,226	$345,046

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Saxon Capital, Inc.			SCI Services, Inc. (predecessor)
	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001
Operating Activities:
Net income (loss) from operations	65,136	$27,377	$(6,287)	$(29,507)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	33,761	14,911	7,602	16,117
Deferred income taxes	18,495	(5,816)	(11,772)	(20,492)
Impairment of assets	1,934	1,803	—	51,987
Purchase and origination of mortgage loans	—	—	—	(1,224,885)
Proceeds from sale of mortgage loans	—	—	—	661,456
Principal collections and liquidations on mortgage loans	—	—	—	4,959
Interest-only residual assets retained from securitizations	—	—	—	(32,365)
Cash received from residuals	—	—	—	25,542
Gain from sale of assets	(2,533)	(365)	—	—
Payments received on subordinate bonds	—	—	—	462
Provision for loan losses	33,027	28,117	11,861	8,423
Provision for advanced interest losses	1,029	5,211	3,400	—
Decrease (increase) in servicing related advances	3,970	(913)	(23,806)	(49,398)
Increase in accrued interest receivable	(15,451)	(22,856)	(11,905)	(3,012)
Increase in accrued interest payable	1,171	4,234	1,769	104
Increase in trustee receivable	(30,486)	(37,347)	(6,781)	—
Net change in other assets and other liabilities	(26,328)	16,932	7,842	7,355

Net cash provided by (used in) operating activities	83,725	31,288	(28,077)	(583,254)

Investing Activities:
Purchase and origination of mortgage loans	(2,886,057)	(2,512,653)	(1,151,498)	—
Principal payments on mortgage loan portfolio	1,464,591	576,035	39,948	—
Proceeds from the sale of mortgage loans	189,223	49,881	69,580	—
Proceeds from the sale of real estate owned	31,353	5,132	—	—
Decrease (increase) in restricted cash	300,178	(301,435)	—	—
Purchases of derivative instruments	—	(55,303)	(17,100)	—
Purchase of mortgage bonds	(3,000)	(6,969)	—	—
Principal payments received on mortgage bonds	2,313	3,495	—	—
Acquisition of our predecessor	—	—	(145,325)	—
Acquisition of mortgage servicing rights	(23,691)	(6,354)	(797)	(8,229)
Net capital expenditures	(8,003)	(4,864)	(1,518)	(4,064)

Net cash used in investing activities	(933,093)	(2,253,035)	(1,206,710)	(12,293)

Financing Activities:
Proceeds from issuance of securitization financing	2,482,061	2,616,954	1,374,983	—
Bond issuance costs	(20,754)	(9,983)	(4,422)	—
Principal payments on securitization financing	(1,552,649)	(576,719)	(45,404)	—
(Repayment of) proceeds from warehouse financing, net	(46,473)	191,072	(347,666)	552,311
Purchases of derivative instruments	(20,171)	—	—	—
Proceeds received from issuance of stock	4,501	1,918	260,900	—
Repayment of note payable	—	—	—	(9,500)
Contributions from former parent	—	—	—	55,300

Net cash provided by financing activities	846,515	2,223,242	1,238,391	598,111

Net (decrease) increase in cash	(2,853)	1,495	3,604	2,564
Cash at beginning of period	8,098	6,603	2,999	435

Cash at end of period	$5,245	$8,098	$6,603	$2,999

Supplemental Cash Flow Information:
Cash paid for interest	$152,919	$101,340	$24,456	$11,420
Cash paid (refunds received) for taxes	41,878	13,255	5,762	(2,475)
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	41,631	23,879	2,280	—

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

The acquisition of Predecessor was recorded as a purchase. As such, the 2001 consolidated financial statements include the consolidated results of operations for the Company from July 6, 2001 to December 31, 2001 and for Predecessor from January 1, 2001 to July 5, 2001.

The Company, through its wholly-owned subsidiaries Saxon Mortgage, Inc. (“Saxon Mortgage”) and America’s MoneyLine, Inc. (“America’s MoneyLine”), is licensed to originate loans or is exempt from licensing requirements, in 49 states. Its activities consist primarily of originating and purchasing single-family residential mortgage loans and home equity loans through three production channels — wholesale, correspondent, and retail. The Company may also, as servicer of record, purchase loans from prior securitizations pursuant to the clean-up call provisions of the trusts. Loans originated or purchased by the Company are secured by a mortgage on the borrower’s property. The Company then either sells these loans or accumulates such loans until a sufficient volume has been reached to securitize into an asset-backed security. In addition, the Company, through its wholly-owned subsidiary Saxon Mortgage Services, Inc. (“Saxon Mortgage Services”), services and sub-services single-family mortgage loans throughout the country that primarily have been purchased or originated by the Company. The Company, headquartered in Glen Allen, Virginia, has operation centers of its subsidiaries in Fort Worth, Texas and Foothill Ranch, California and 27 branch offices located throughout the country at December 31, 2003. The focus of the Company is on originating and purchasing loans to homebuyers who generally do not meet the underwriting guidelines of one of the government-sponsored entities such as the Federal Home Loan Mortgage Corporation, (“Freddie Mac”), the Federal National Mortgage Association, (“Fannie Mae”), and the Government National Mortgage Association, (“Ginnie Mae”). Use of the term “Company” throughout these Notes to Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company.

The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The recorded balances most affected by the use of estimates are net interest income, the allowance for loan loss, valuation of servicing rights, hedging activities, and income taxes.

(c)	Trustee Receivable

On each bond payment date, each securitization trust distributes payments to their related bondholders. These loan payments are collected by the trust between bond payment cut-off dates, which is typically the 17th of each month. Therefore, all principal payments received subsequent to the cut-off date are recorded as a trustee receivable on the consolidated balance sheet to offset the bond payment liability. These principal payments are retained by the trustee until the following remittance date.

(d)	Mortgage Loan Portfolio

Mortgage loans are held for investment and consist of mortgage loans secured by single-family residential properties (which may include manufactured homes affixed to and classified as real property under applicable law), condominiums, and one-to-four unit properties. Loan origination fees and certain direct loan origination costs, as well as any premiums or discounts from acquiring mortgage loans are deferred as an adjustment to the cost basis of the loans. These fees and costs are amortized over the life of the loan on an interest method basis assuming a 35 constant prepayment rate.

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

Called loans are performing or non-performing mortgage loans acquired from outstanding securitizations pursuant to the clean-up call option that the servicer holds. This option permits the servicer to purchase the remaining securitized loans when the total outstanding amount falls to a specified level, typically 10% of the original principal balance. Called loans are recorded on the consolidated balance sheets at fair value, which the Company believes approximates the price paid. The Company generally intends to either securitize or sell the mortgage loans that it acquires in these transactions.

(g)	Restricted Cash

Restricted cash of the Company includes amounts related to cash pledged as collateral to certain trusts and the Company’s deferred compensation plan. It may also include amounts related to prefunded securitizations. Prefunded amounts are held in a trust account and made available during the prefunding period to purchase subsequent mortgage loans. At the end of the prefunding period, any prefunded amounts not used to purchase mortgage loans are distributed as principal prepayments to the certificate holders or may be returned to the Company.

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

The Company purchases third party servicing rights and accordingly recognizes the right to service those mortgage loans as an asset on its consolidated balance sheets. Mortgage servicing rights are amortized in proportion to and over the period of the estimated net servicing income and are recorded at the lower of amortized cost or fair value on the consolidated balance sheets. Mortgage servicing rights are assessed periodically to determine if there has been any impairment to the recorded balance, based on fair value at the date of the assessment and by stratifying the mortgage servicing rights based on underlying loan characteristics, specifically by date of the related securitization. In addition, the Company periodically evaluates its mortgage servicing rights for other than temporary impairment to determine if the carrying value before the application of the valuation allowance is recoverable. When the Company determines that a portion of the mortgage servicing rights are not recoverable, the related mortgage servicing rights and the previously established valuation allowance are correspondingly reduced to reflect the other than temporary impairment.

(j)	Real Estate Owned

When a loan is deemed to be uncollectible and the property is foreclosed, it is transferred to real estate owned at net realizable value. Net realizable value is defined as the property’s fair value less estimated costs to sell. Individual real estate owned properties are periodically evaluated and additional impairments are recorded, as required. Costs of holding this real estate and related gains and losses on disposition are credited or charged to operations as incurred.

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

The Company currently accounts for its derivative financial instruments as cash flow hedges with the objective of hedging interest rate risk. On the date the derivative contract is entered into, the Company designates the derivative as a cash flow hedge, which hedges the Company’s variable rate debt. The fair value of the Company’s derivative instruments, along with any margin accounts associated with the contracts, are included in other assets or other liabilities. Any changes in fair value of derivative instruments are reported in accumulated other comprehensive income. Accumulated other comprehensive income is amortized or accreted into earnings through interest expense as the hedged transaction affects interest expense. Changes in fair value of derivative instruments related to hedge ineffectiveness and activity that does not qualify for hedge treatment are recorded as adjustments to current period earnings.

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

When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective hedge, the derivative will continue to be recorded on the balance sheet at its fair value. Any change in the fair value of a derivative no longer qualifying as an effective hedge is recognized in current period earnings. When a hedge is terminated it is derecognized at the time of termination, if settled. For terminated hedges or hedges that no longer qualify as effective, the effective position previously recorded remains in accumulated other comprehensive income and continues to be amortized or accreted into earnings with the hedged item.

If the hedged risk is extinguished, the Company typically terminates any applicable hedges. However, if the Company continues to hold the derivatives, they continue to be recorded on the balance sheet at fair value with any changes being recorded to current period earnings.

(l)	Interest Income

The Company earns interest income on mortgage loans as contractually due on the mortgage loan. Nonaccrual mortgage loans are loans on which accrual of interest has been suspended. Interest income is suspended on all mortgage loans when principal or interest payments are more than three months contractually past due. Accrual of income on nonaccrual mortgage loans is resumed if the receivable becomes less than three months contractually past due. Accrued interest losses are provided for within the allowance for loan loss. Prepayment penalty income is included within interest income when collected for loans in which a borrower chose to prepay before a contractual time period.

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

(n)	Stock Options

The Company has elected to follow the intrinsic value method, in accounting for its stock options issued to employees and non-employee directors. Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. Any options issued to consultants are expensed based on fair value. As of December 31, 2003, no options have been granted to consultants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to stock-based employee compensation using the Black-Scholes option pricing model.

	Saxon Capital, Inc.			SCI Services, Inc. (Predecessor)
	Year Ended December 31, 2003	Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001
	($ in thousands)
Net income, as reported	$65,136	$27,377	$(6,287)	$(29,507)
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,536)	(2,407)	(1,068)	—

Pro forma net income	$62,600	$24,970	$(7,355)	$(29,507)

Earnings per share:
Basic – as reported	$2.28	$0.97	$(0.22)	$(1.05)

Basic – pro forma	$2.20	$0.89	$(0.26)	$(1.05)

Diluted – as reported	$2.16	$0.94	$(0.22)	$(1.05)

Diluted – pro forma	$2.08	$0.86	$(0.26)	$(1.05)

(o)	Federal Income Taxes

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

The Company measures and records either a net deferred tax asset or liability for all temporary differences. Temporary differences occur when events and transactions recognized for financial reporting purposes result in taxable or tax deductible amounts in current or future periods.

(p)	Property and Equipment

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

(q)	Goodwill

Goodwill is the excess of the cost over fair value of identifiable assets or intangibles acquired in business combinations. The acquisition of Predecessor resulted in goodwill of $3.2 million. Goodwill is included in other assets, and is not amortized but is evaluated annually for impairment.

(r)	Reclassifications

Certain amounts for 2002 and 2001 have been reclassified to conform to presentations adopted in 2003.

(s)	Recently Issued Accounting Standards

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was revised December 2003. This interpretation addresses consolidation by business enterprises of variable interest entities and the reporting and disclosure requirements of such. Variable interests are defined as contractual, ownership or other pecuniary interests in an entity that change with changes in the entity’s net asset value. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The primary beneficiary is one that absorbs a majority of the expected losses, residual returns, or both as a result of holding variable interests. If an entity has a variable interest in which it is the primary beneficiary, the entity must then include the variable interest entity’s assets, liabilities, and results of operations in its consolidated financial statements. This Interpretation is immediately effective and must be applied to variable interest entities created after January 31, 2003 or in which an enterprise obtains an interest in after that date. In connection with the loans the Company services for others, the Company does not own any interests in the related securitized trusts or loan pools or have any other economic interests other than those associated with acting as servicer for the related mortgage loans. Effective February 1, 2003, management adopted Interpretation No. 46, and it did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in a purchase business combination, but does not apply to loans originated by the entity. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management has not yet determined the impact, if any, of adoption of SOP 03-3.

(2)	Subsequent Events

The Company’s JP Morgan Chase $140.0 million syndicated warehouse facility was amended on January 10, 2004, extending the termination date of the facility to April 30, 2004. On January 10, 2004, the Company’s JP Morgan Chase $150.0 million warehouse facility was amended to reduce the maximum committed amount to $110.0 million.

On January 26, 2004, the Company announced that its Board of Directors had authorized the Company to convert to a Real Estate Investment Trust (“REIT”). The merger agreement which is required in connection with the proposed REIT conversion is subject to shareholder approval and other conditions.

On February 13, 2004, the Company’s subsidiary formed for the purpose of effecting the proposed REIT conversion, Saxon REIT, Inc., filed a preliminary proxy statement/prospectus, which the Company anticipates will be amended, with the Securities and Exchange Commission on Form S-4 that provides more detailed information regarding the proposed REIT conversion. The Company plans to present the proposed REIT conversion to its shareholders for approval at its annual meeting, which is expected to be held in the second quarter of 2004. If approved, the Company expects the proposed REIT conversion to be completed during the third quarter of 2004.

On February 19, 2004, the Company closed a $1.1 billion asset backed securitization, which will be characterized as debt for both tax and financial reporting purposes.

On February 25, 2004, the Company called $136.3 million of mortgage loans from the SAST 98-1, 98-2, and 98-3 securitization pursuant to the clean-up call provision of the trust.

On February 26, 2004, the Company sold $24.5 million of delinquent mortgage loans and recognized a loss of $0.1 million.

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

	Saxon Capital, Inc.			SCI Services, Inc. (Predecessor)
	Year Ended December 31, 2003	Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001 (1)
	($ in thousands, except share data)
Basic:
Net income	$65,136	$27,377	$(6,287)	$(29,507)
Weighted average common shares outstanding	28,518	28,104	28,050	28,050

Earnings per share	$2.28	$0.97	$(0.22)	$(1.05)

Diluted:
Net income	$65,136	$27,377	$(6,287)	$(29,507)
Weighted average common shares outstanding	28,518	28,104	28,050	28,050
Dilutive effect of stock options, warrants and restricted stock units	1,598	1,061	—	—

Weighted average common shares outstanding – diluted	30,116	29,165	28,050	28,050

Earnings per share	$2.16	$0.94	$(0.22)	$(1.05)

(1)	Earnings per common share for periods prior to July 6, 2001 was calculated based upon the assumption that the shares issued as of July 6, 2001 were outstanding throughout the periods presented.

(4)	Mortgage Loan Portfolio

The Company’s subsidiaries purchase and originate fixed-rate and adjustable-rate mortgage loans that have a contractual maturity of up to 30 years. These mortgage loans are secured by single-family residential properties (which may include manufactured homes affixed to and classified as real property under applicable law), condominiums and one-to-four unit properties, and are recorded at amortized cost. Most of these mortgage loans are pledged as collateral for a portion of the warehouse financing and securitization financing.

Approximately 22% and 23% of the property securing the Company’s mortgage loan portfolio was located in the state of California at December 31, 2003 and 2002, respectively. No other state comprised more than 9% and 8% of the Company’s mortgage loan portfolio at December 31, 2003 and 2002, respectively.

Mortgage loans reflected on the Company’s consolidated balance sheets as of December 31, 2003 and 2002 were comprised of the following:

	December 31, 2003	December 31, 2002
	($ in thousands)
Securitized mortgage loans - principal balance	$4,078,468	$2,933,099
Unsecuritized mortgage loans - principal balance	529,161	550,103
Premiums, net of discounts	53,066	42,513
Hedge basis adjustments	46,058	72,587
Deferred origination costs, net	9,374	2,203
Fair value adjustments	7,289	11,968

Total	$4,723,416	$3,612,473

From time to time, the Company may choose to sell certain mortgage loans rather than securitize them. The following chart summarizes the Company’s activity with respect to sold mortgage loans during the periods presented.

	Saxon Capital, Inc.			SCI Services, Inc. (Predecessor)
	Year Ended December 31, 2003	Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001
	($ in thousands)
Mortgage loans sold:
Performing mortgage loans sold:
Non conforming first lien mortgages	$76,115	$7,685	$65,849	$609,970
Conforming first lien mortgages (1)	521	—	—	—
Second lien mortgages	105,906	22,134	916	—
Delinquent mortgage loans (2)	—	22,984	3,430	5,057

Total mortgage loans sold	182,542	52,803	70,195	615,027
Basis adjustments	4,324	(2,646)	1,204	13,537
Cash received	189,223	50,522	71,399	661,456

Gain (loss) on sale of mortgage loans (2)	$2,357	$365	$—	$32,892

(1)	Loans that generally meet the underwriting guidelines of one of the government-sponsored entities such as Freddie Mac, Fannie Mae, and Ginnie Mae.

(2)	Includes real estate owned that was part of a delinquent loan sale.

(5)	Allowance for Loan Loss

The Company is exposed to risk of loss from its mortgage loan portfolio and establishes the allowance for loan loss taking into account a variety of criteria including the contractual delinquency status and historical loss experience. The allowance for loan loss is evaluated monthly and adjusted based on this review.

Activity related to the allowance for loan loss for the mortgage loan portfolio for the years ended December 31, 2003, 2002, and 2001 is as follows:

	Saxon Capital, Inc.			SCI Services, Inc. (Predecessor)
	Year Ended December 31, 2003	Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001
	($ in thousands)
Beginning balance	$40,227	$20,996	$3,978	$3,607
Acquisition related provision	—	—	3,072	—
Provision for loan losses (1)	34,056	33,328	15,261	8,423
Charge-offs	(30,914)	(14,097)	(1,315)	(8,052)

Ending balance	$43,369	$40,227	$20,996	$3,978

(1)	Includes $1.0 million, $5.2 million, and $3.4 million for the years ended December 31, 2003 and 2002, and for the period July 6, 2001 to December 31, 2001, respectively, related to advanced interest paid to securitization trusts but not yet collected. This amount is included as a component of interest income in the consolidated statements of operations. There were no provisions made for losses on advanced interest for the period from January 1, 2001 to July 5, 2001.

(6)	Mortgage Servicing Rights

Mortgage servicing rights, or MSRs, are initially recorded at cost and subsequently amortized in proportion to and over the period of the anticipated net cash flows from servicing the loans to arrive at the carrying value. The amount recorded on the consolidated balance sheets represents the carrying value less any temporary impairments of the Company’s servicing portfolio. As of December 31, 2003, the fair value of the mortgage servicing rights, based on independent appraisals, was measured at $46.8 million, compared to $26.8 million at December 31, 2002. The following table summarizes activity in mortgage servicing rights for the years ended December 31, 2003, 2002, and 2001:

	Saxon Capital, Inc.			SCI Services, Inc. (Predecessor)
	Year Ended December 31, 2003	Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001
	($ in thousands)
Balance, beginning of period	$24,971	$33,847	$41,616	$47,834
Retained from securitizations	—	—	—	5,439
Purchased	23,692	6,354	797	2,790
Amortization	(6,955)	(13,427)	(8,566)	(14,447)
Permanent impairment	—	(1,569)	—	—
Temporary impairment	(453)	(234)	—	—

Balance, end of period	$41,255	$24,971	$33,847	$41,616

The following table summarizes the activity of our valuation allowance:

Valuation Allowance
($ in thousands)
Balance at January 1, 2002	$—
Temporary impairment	(1,803)
Permanent impairment	1,569

Balance at December 31, 2002	(234)

Temporary impairment	(453)
Permanent impairment	—

Balance at December 31, 2003	$(687)

As of December 31, 2003, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)
2004	$10,453
2005	7,018
2006	5,130
2007	4,055
2008	3,217
Thereafter	12,069

Total	$41,942

During the year ended December 31, 2003, the Company sold mortgage servicing rights to service $21.8 million in unpaid principal balances of mortgage loans and recognized a gain for $0.2 million.

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

	2001
Prepayment speed	22 CPR –65 CPR	(1)
Weighted average life—loans (in years)	3.28
Residual cash flow discount rate	15.00%

*	Weighted-average rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

(1)	Fixed rate loans ramp up to 25 CPR (“Constant Prepayment Rate”) over 16 months and thereafter.

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

At December 31, 2003 and 2002, the fair value and weighted average life in years of the mortgage servicing rights were as follows:

	2003		2002
	Fair Value	Weighted- average life of collateral	Fair Value	Weighted- average life of collateral
	($ in thousands)
1998 Deals	$2,445	4.02	$2,984	3.00
1999 Deals	4,566	3.44	4,887	2.77
2000 Deals	5,952	3.40	6,869	3.24
2001 Deals	2,001	3.22	2,497	3.47
2002 Deals	6,711	3.49	9,515	3.74
2003 Deals	25,169	4.49	—	—

Total	$46,844		$26,752

The table below indicates the key economic assumptions and the sensitivity to immediate 20%, 25% and 50% adverse prepayment speeds used to value mortgage servicing rights as of December 31, 2003:

	Mortgage Servicing Rights
	Current Assumptions	20% Adverse Effect	25% Adverse Effect	50% Adverse Effect
	($ in thousands)
1998 Deals	27 CPR –29 CPR	$(415)	$(507)	$(910)
1999 Deals	26 CPR –27 CPR	(737)	(901)	(1,622)
2000 Deals	27 CPR –28 CPR	(964)	(1,178)	(2,120)
2001 Deals	25 CPR –38 CPR	(317)	(388)	(698)
2002 Deals	27 CPR –37 CPR	(1,310)	(1,596)	(2,830)
2003 Deals	25 CPR –28 CPR	(3,896)	(4,758)	(8,522)

Total		$(7,639)	$(9,328)	$(16,702)

The table below indicates the immediate sensitivity on the current fair value of mortgage servicing rights using a 16% and 18% discount rate as of December 31, 2003:

	Mortgage Servicing Rights
	Current Assumptions	16% Discount Rate	18% Discount Rate
	($ in thousands)
1998 Deals	12.45% - 12.88%	$(181)	$(279)
1999 Deals	12.00% - 15.50%	(276)	(466)
2000 Deals	12.98% - 13.89%	(323)	(561)
2001 Deals	13.26% - 13.40%	(116)	(194)
2002 Deals	13.95% - 15.25%	(196)	(467)
2003 Deals	15.00% - 15.14%	(573)	(1,726)

Total		$(1,665)	$(3,693)

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

As of December 31, 2003 and 2002, the Company serviced a portfolio consisting of loans in all 50 states. The loan servicing portfolio as of December 31, 2003 and 2002 are summarized below:

	December 31, 2003		December 31, 2002
Investor	Number of Loans	Principal Balance	Number of Loans	Principal Balance
	($ in thousands)
Saxon Capital, Inc. (1)	35,056	$4,665,770	28,002	$3,505,255
Greenwich Capital, Inc	20,217	3,342,800	4,772	735,150
Dominion Capital (2)	17,800	1,358,506	27,691	2,355,149
Credit Suisse First Boston	3,301	388,791	6,293	823,234
Dynex Capital, Inc	567	54,922	962	98,310
Fannie Mae, Freddie Mac, and Ginnie Mae	251	5,679	1,333	36,594
Various government entities and other investors	749	83,055	573	21,868

Total	77,941	$9,899,523	69,626	$7,575,560

(1)	Includes loans securitized by Saxon Capital, Inc. since July 6, 2001.

(2)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

The following table summarizes information about the delinquency of the Company’s loan servicing portfolio:

	December 31,
	Owned Portfolio		Total Servicing Portfolio
Total Delinquencies and Loss Experience	2003	2002	2003	2002
	($ in thousands)
Total outstanding principal balance (at period-end)	$4,665,770	$3,505,255	$9,899,523	$7,575,560
Delinquency (at period-end):
30-59 days:
Principal balance	$295,754	$209,600	$605,980	$504,229
Delinquency percentage	6.34%	5.98%	6.12%	6.66%
60-89 days:
Principal balance	$68,019	$68,263	$138,253	$160,058
Delinquency percentage	1.46%	1.95%	1.40%	2.11%
90 days or more:
Principal balance	$43,773	$37,685	$96,388	$110,260
Delinquency percentage	0.94%	1.08%	0.97%	1.46%
Bankruptcies (1):
Principal balance	$94,524	$55,339	$300,282	$277,447
Delinquency percentage	2.03%	1.58%	3.03%	3.66%
Foreclosures:
Principal balance	$134,654	$78,910	$298,658	$245,069
Delinquency percentage	2.89%	2.25%	3.02%	3.23%
Real Estate Owned:
Principal balance	$37,896	$22,878	$107,202	$118,960
Delinquency percentage	0.81%	0.65%	1.08%	1.57%
Total Seriously Delinquent including real estate owned (2)	7.69%	7.06%	8.89%	11.25%
Total Seriously Delinquent excluding real estate owned	6.88%	6.41%	7.81%	9.68%
Net losses on liquidated loans – GAAP basis	$30,914	$14,097	$107,646	$113,389
Percentage of losses on liquidated loans	0.60%	0.18%	1.09%	1.50%
Loss severity on liquidated loans (3)	34.31%	24.75%	42.03%	38.81%

(1)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the Company’s mortgage loan portfolio for December 31, 2003 and 2002 are $15,171 and $12,361, respectively. Amounts included for contractually current bankruptcies for the total servicing portfolio for December 31, 2003 and 2002 are $43,655 and $46,591, respectively.

(2)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(3)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

(8)	Servicing Related Advances

When borrowers are delinquent in making monthly payments on mortgage loans included in a securitization, the Company generally is required to advance principal and interest payments (for loans serviced for others), and insurance premiums, property taxes, and property protection costs with respect to the delinquent mortgage loans to the extent that the advances are ultimately recoverable from proceeds of the related loan or mortgaged property.

Servicing related advances at December 31, 2003 and 2002 were as follows:

	December 31, 2003	December 31, 2002
	($ in thousands)
Escrow advances (taxes and insurance)	$32,932	$30,041
Foreclosure and other advances	15,962	14,159
Principal and interest advances	49,694	58,358

Total servicing related advances (1)	$98,588	$102,558

(1)	Includes amounts outstanding of $82.7 million and $56.7 million of servicing related advances on loans that were securitized at December 31, 2003 and 2002, respectively.

(9)	Other Assets

Other assets at December 31, 2003 and 2002 consisted of the following:

	December 31, 2003	December 31, 2002
	($ in thousands)
Bond issuance costs	$25,373	$11,735
Income tax receivable	19,566	—
Property and equipment, net	12,712	8,684
Hedge positions, net	7,307	4,866
Mortgage bond, net	4,925	5,433
Prepaid expenses	4,192	2,368
Goodwill	3,213	3,213
Other assets	2,671	2,646

Total other assets	$79,959	$38,945

(10)	Property and Equipment

Property and equipment at December 31, 2003 and 2002 consisted of the following:

	December 31, 2003	December 31, 2002
	($ in thousands)
Computers and software	$14,397	$8,638
Furniture and equipment	863	763
Leasehold improvements	2,309	1,429
Buildings	246	242

Total property and equipment	17,815	11,072
Accumulated depreciation and amortization	(6,363)	(2,485)

Total property and equipment, net	$11,452	$8,587

Property and equipment is included in other assets in the accompanying consolidated balance sheets. Depreciation expense was $3.9 million, $1.9 million, $0.5 million, and $3.7 million for the years ended December 31, 2003 and 2002, and for the periods July 6, 2001 to December 31, 2001 and January 1, 2001 to July 5, 2001, respectively.

(11)	Investor Funds and Escrow

Investor funds totaling $171.9 million and $134.9 million were held in segregated bank accounts at December 31, 2003 and 2002, respectively. These funds are applicable to mortgage loans serviced for investors. Included in investor funds are escrow funds totaling $34.8 million, and $24.2 million at December 31, 2003 and 2002, respectively, which were also held in segregated bank accounts. These funds are applicable to mortgage loans being serviced. The funds and the related liabilities of the accounts are not included in the accompanying financial statements.

(12)	Interest-Only Residual Assets

During the period January 1, 2001 to July 5, 2001, Predecessor sold residential mortgage loans in securitization transactions. In all those securitizations, Predecessor retained servicing responsibilities and subordinated interests. Prior to July 6, 2001, Predecessor received annual servicing fees approximating 50 basis points of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. In addition, Predecessor received future cash flows from prepayment penalties on mortgage loans that prepaid during the contractual penalty period and other ancillary benefits. The investors and the securitization trusts had no recourse to Predecessor’s other assets for failure of debtors to pay when due. Predecessor’s retained interests were subordinate to investor’s interests. Their value was subject to credit, prepayment, and interest rate risks on the transferred financial assets.

For the period January 1, through July 5, 2001, Predecessor recognized pretax gains of $32.9 million on the securitization of residential mortgage loans.

Activity for the interest-only residual assets is summarized as follows:

SCI Services, Inc. (Predecessor)
Interest-only Residual Assets (1)
($ in thousands)
Balance at January 1, 2001	$298,415
Retained from securitization, including related hedges	32,365
Cash received	(25,542)
Gain on trading securities, net of hedge activity	111

Balance at July 5, 2001	$305,349

(1)	Includes prepayment penalties.

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

SCI Services, Inc. (Predecessor)
2001
Residential Mortgage Loans (1)
Prepayments speed	22 CPR –65 CPR (2)
Weighted average life—loans (in years)	3.28
Expected credit losses	3.22%
Residual cash flow discounted at	17.00%

*	Weighted-average rates for securitizations entered into during the period for securitizations of loans with similar characteristics.

(1)	Includes prepayment penalties.

(2)	Fixed rate loans ramp up to 25 CPR (“Constant Prepayment Rate”) over 16 months and thereafter.

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

The table below summarizes certain cash flows received from and paid to securitization trusts during the period January 1, 2001 to July 5, 2001:

SCI Services, Inc. (Predecessor)
For the Period January 1, 2001 to July 5, 2001
($ in thousands)
Proceeds from sale of mortgage loans	$661,500
Servicing fees received	14,700
Other cash flows received on retained interests	25,500
Purchases of delinquent or foreclosed assets	(4,600)
Servicing advances, net of repayments	(49,400)
Prepayment penalties received	8,500
Master servicing fees	1,100

(13)	Subordinate Bond Investments

At the time of a securitization, Predecessor retained some of the bonds being sold. All of the bonds retained by Predecessor had been subordinate to senior classes of bonds. Interest income recognized on the subordinate bonds for the period January 1, 2001 to July 5, 2001 was $0.7 million. There were no sales of subordinate bonds during the period ended July 5, 2001. In connection with the acquisition of Predecessor on July 6, 2001, Dominion Capital retained all of the subordinate bond investments.

Activity for the subordinate bond investments for the period January 1, 2001 to July 5, 2001 is summarized as follows:

SCI Services, Inc. (Predecessor)
For the Period January 1, 2001 to July 5, 2001
($ in thousands)
Balance, beginning of period	$13,597
Principal payments	(462)
Fair value adjustment	277

Balance, end of period	$13,412

(14)	Warehouse Financing, Securitization Financing and Note Payable

A summary of the amounts outstanding and available under these agreements at December 31, 2003 and 2002 is as follows:

	December 31, 2003	December 31, 2002
	($ in thousands)
Debt Outstanding
Warehouse financing – loans and servicing advances	$101,055	$100,071
Repurchase agreements – loans	325,474	374,371
Repurchase agreements – mortgage bonds (1)	1,440	—
Securitization financing – servicing advances	100,239	66,565
Securitization financing – loans and real estate owned	4,079,050	3,280,686
Securitization financing - net interest margin	58,086	—
Note payable	25,000	25,000

Total	$4,690,344	$3,846,693

Outstanding Collateral
Warehouse financing – loans and servicing advances	$189,918	$154,515
Repurchase agreements – loans	330,815	380,377
Repurchase agreements – mortgage bonds	1,800	—
Securitization financing – servicing advances (2)	113,064	74,283
Securitization financing and net interest margin– loans and real estate owned	4,129,784	3,287,061

Total	$4,765,381	$3,896,236

Total Available Committed Borrowings
Warehouse financing – loans and servicing advances	$140,000	$140,000
Repurchase agreements – loans and mortgage bonds	1,275,000	1,275,000
Securitization financing – servicing advances	130,000	75,000

Total	$1,545,000	$1,490,000

Remaining Capacity to Borrow
Warehouse financing – loans and servicing advances	$38,945	$39,929
Repurchase agreements – loans and mortgage bonds	949,526	900,629
Securitization financing – servicing advances	29,761	8,435

Total	$1,018,232	$948,993

(1)	Amount outstanding was borrowed against an uncommitted facility.

(2)	Includes $1.6 million of principal and $21.9 million of interest on our mortgage loan portfolio at December 31, 2003 and $0.8 million of principal and $13.1 million of interest on our mortgage loan portfolio at December 31, 2002, which is included within the mortgage loan portfolio and accrued interest balances on our consolidated balance sheets, respectively.

The following table summarizes our contractual obligations at December 31, 2003:

	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	($ in thousands)
Warehouse financing facility – line of credit	$101,055	$101,055	$—	$—	$—
Warehouse financing facility – repurchase agreements	325,474	260,860	64,614	—	—
Repurchase agreements – bonds	1,440	1,440	—	—	—
Securitization financing – servicing advances (1)	100,239	39,089	37,265	8,992	14,893
Securitization financing – loans and real estate owned (2)	4,079,050	1,650,594	1,524,010	363,221	541,225
Securitization financing - net interest margin(2)	58,086	41,741	16,345	—	—
Note payable	25,000	—	25,000	—	—

Total contractual cash obligations	$4,690,344	$2,094,779	$1,667,234	$372,213	$556,118

(1)	Amounts shown are estimated bond payments based on anticipated recovery of the underlying principal and interest servicing advances.

(2)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

A summary of interest expense and the weighted average cost of funds is as follows:

	Saxon Capital, Inc.			SCI Services, Inc. (Predecessor)
	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Period July 6, to December 31, 2001	For the Period January 1, to July 5, 2001
	($ in thousands)
Interest Expense
Warehouse financing	$1,004	$923	$162	$499
Repurchase agreements	4,976	6,733	4,317	5,288
Securitization financing	111,415	74,204	17,000	1,438
Notes payable	2,000	2,006	985	3,665
Other	3,908	3,202	993	634

Total	$123,303	$87,068	$23,457	$11,524

Weighted Average Cost of Funds
Warehouse financing	1.34%	1.52%	1.16%	1.42%
Repurchase agreements	1.90%	2.43%	3.75%	7.55%
Securitization financing	2.83%	3.26%	4.62%	—
Notes payable	8.00%	8.00%	8.00%	5.95%

Total	2.87%	3.30%	4.09%	6.20%

During the year ended December 31, 2003, the Company completed the final funding of Saxon Asset Securities Trust (“SAST”) 2002-3 ($300.2 million in principal balances and $4.4 million in unamortized basis adjustments) and three additional securitizations of mortgage loans ($2.3 billion in principal balances and $35.6 million in unamortized basis adjustments). During the year ended December 31, 2002, the Company completed three securitizations of mortgage loans ($2.2 billion in principal balances and $81.5 million in unamortized basis adjustments). During the period July 6, 2001 to December 31, 2001, the Company completed two securitizations of mortgage loans ($1.4 billion in principal balances and $44.2 million in unamortized basis adjustments).

Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties, and events of default. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. At December 31, 2003, the Company was in compliance with all the covenants under the respective borrowing agreements.

(15)	Employee Savings Plan

Prior to July 6, 2001, the Company’s employees were eligible to participate in the Dominion Resources 401(k) Plan upon the employee’s sixth month of employment. Under this plan, eligible employees were able to defer up to 15% of their income on a pre-tax basis. The Company matched 50% of the employees’ first 6% of income. The total expense related to the Company’s matching contributions during the period January 1, 2001 to July 5, 2001 was $0.2 million.

Following the Company’s divestiture from Dominion Resources, the Company’s employees were immediately eligible to participate in the SCI Services, Inc. 401(k) Plan provided they were 18 years of age and scheduled to work at least 1,000 hours annually. Under the current plan, a maximum of 15% of the employees’ eligible earnings can be contributed to the plan on a pre-tax basis, and up to 20% of the employees’ eligible earnings can be contributed on an after-tax basis. The pre-tax and after-tax contributions in combination cannot exceed 20%. The Company may also make discretionary matching contributions in proportion to employees’ pre-tax contributions. Throughout 2003 and 2002, the Company contributed 3% of the employee’s eligible earnings. Additional funds may also be contributed annually at the Company’s discretion. No such additional Company contributions were made during 2003, 2002 or 2001. Effective January 1, 2004, the Company increased the company match to 4% of the employees’ eligible earnings and increased the employee deferral percentage to 25%.

Effective April 2002, the Company established the SCI Services, Inc. Deferred Compensation Plan to allow senior management employees the option of deferring a portion of eligible income into a non-qualified plan. Eligible employees may defer up to 15% of their base salary and up to 100% of their annual bonus payment into this plan on a pre-tax basis. The Company may also make discretionary matching contributions in proportion to employees’ deferred earnings. Throughout 2003 and 2002, the Company contributed 50% of the employees’ first 2% of total deferred earnings. This plan was closed to any additional deferrals as of December 31, 2003 and terminated on January 26, 2004.

The total expense related to the Company’s matching contributions for all plans for the years ended December 31, 2003 and 2002 and during the period July 6, 2001 to December 31, 2001 was $0.6 million, $0.6 million, and $0.2 million, respectively.

(16)	Income Taxes

The components of the provision for income taxes for the years ended December 31, 2003 and 2002, the period July 6, 2001 to December 31, 2001, and the period January 1, 2001 to July 5, 2001 consist of the following:

	Saxon Capital, Inc.			SCI Services, Inc. (Predecessor)
	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001
	($ in thousands)
Federal
Current	$30,573	$30,243	$7,007	$(200)
Deferred	4,759	(15,408)	(10,452)	(14,005)
State
Current	1,455	5,031	808	(1,017)
Deferred	(278)	(3,033)	(1,320)	(6,387)

Total income tax expense (benefit)	$36,509	$16,833	$(3,957)	$(21,609)

The amounts provided for income taxes differ from the amount provided at the statutory federal rate as follows:

	Saxon Capital, Inc.		SCI Services, Inc. (Predecessor)
	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Period July 6, 2001 to December 31, 2001	For the Period January 1, 2001 to July 5, 2001
	($ in thousands)
Federal income tax expense (benefit) at statutory rate	$35,615	$15,473	$(3,611)	$(17,891)
State income tax expense (benefit), net	1,178	1,998	(503)	(2,300)
Federal tax (benefit) expense of state tax deduction	(412)	(699)	176	(805)
Other expense (benefit), net	128	61	(19)	(613)

Total income tax expense (benefit)	$36,509	$16,833	$(3,957)	$(21,609)

The income tax effects of temporary differences that give rise to the net deferred tax asset and liability at December 31, 2003, 2002 and 2001 are as follows:

	Saxon Capital, Inc.
	December 31, 2003	December 31, 2002	December 31, 2001
	($ in thousands)
Deferred tax asset:
Tax gain on sale of loans	$33,111	$19,758	$9,063
Amortization of intangibles	8,177	7,549	2,790
Deferred revenue	129	—	164
Allowance for loan loss	—	—	141
Original issue discount	730	15,414	—
Accumulated other comprehensive income	3,500	—	—
Other	—	14	—

Total deferred tax asset	$45,647	$42,735	$12,158

	Saxon Capital, Inc.
	December 31, 2003	December 31, 2002	December 31, 2001
	($ in thousands)
Deferred tax liability:
Deferred revenue	$—	$(430)	$—
Allowance for loan loss	(617)	(752)	—
Depreciation	(175)	(594)	(386)
Hedging transactions	(42,166)	(19,722)	—
Accumulated other comprehensive income	—	(3,649)	—
Other	(3,596)	—	—

Total deferred tax liability	$(46,554)	$(25,147)	$(386)

Net deferred tax (liability) asset	$(907)	$17,588	$11,772

The Company recognizes all of its deferred tax assets if it believes that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that the Company will realize the benefit from its deferred tax assets.

On January 1, 2003, the Company elected REIT status for one of its subsidiaries, which created a $3.2 million net state tax benefit and resulted in a lower effective tax rate for 2003. Management believes the Company will have a significant decrease in its future tax expense provided that it consummates its proposed REIT conversion.

(17)	Derivatives

The Company accounts for its derivative financial instruments as cash flow hedges, which hedge the Company’s variable rate debt. At December 31, 2003 and 2002, the fair value of the Company’s derivatives totaled $5.7 million and $0.3 million, respectively. The derivative fair value is held on the consolidated balance sheet as part of other assets. As of December 31, 2003 and 2002, hedge effectiveness recorded in accumulated other comprehensive income(loss) income was $(7.7) million with a tax benefit of $(3.0) million and $8.6 million with a tax expense of $3.4 million, respectively. Accumulated other comprehensive income (loss) relating to cash flow hedging is amortized into earnings through interest expense as the hedged risk affects earnings. The expected effect of amortization of the accumulated other comprehensive income on earnings for the next twelve months is $2.4 million of expense, depending on future performance. Hedge ineffectiveness associated with hedges resulted in $0.5 million of expense,

$0.4 million of income, and $0.2 million of expense for the years ended December 31, 2003 and 2002 and for the period July 6, 2001 to December 31, 2001, respectively.

At December 31, 2003 and 2002, the Company had $46.3 million and $72.6 million, respectively of basis adjustments on mortgage loans related to fair value hedging activity. The basis adjustment is amortized into earnings through interest income based on the life of the previously hedged loans.

(18)	SCI Services, Inc. Goodwill Impairment

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

(19)	Shareholders’ Equity

On July 6, 2001, the Company purchased all of the issued and outstanding shares of capital stock of Predecessor from Dominion Capital. In connection with the acquisition of Predecessor, the Company sold 28.0 million shares of $.01 par value common stock at a price of $9.30 per share, net of underwriter’s discount, in a private placement offering. The Company incurred $0.7 million and $2.6 million of legal, consulting and accounting costs in connection with the issuance of common stock for the years ended December 31, 2002 and 2001, respectively. Simultaneously with the sale of the 28.0 million shares, the Company sold 50,000 shares to officers of Saxon Capital, Inc. at a price of $10.00 per share. A portion of the proceeds was used to acquire Predecessor, as described further in Note 21.

In connection with the Company’s private offering in 2001, the Company granted warrants to Friedman, Billings, Ramsey & Co., Inc. (“FBR”) to purchase an aggregate of 1,200,000 shares of our common stock, of which 1,080,000 shares are beneficially owned by FBR, at an exercise price of $10.00 per share. The warrants are exercisable for a period of five years, commencing on July 6, 2001. As of December 31, 2003, no warrants have been exercised.

(20)	Stock Compensation Plans

Stock Incentive Plan - The Company has established the Saxon Capital, Inc. 2001 Stock Incentive Plan (the “Stock Incentive Plan”), which provides for the issuance of stock options to eligible employees and other eligible participants. The Stock Incentive Plan also authorizes the issuance to eligible participants of other awards including restricted common stock, stock appreciation rights, or unit awards based on the value of the Company’s common stock. The maximum number of stock options or other awards authorized for issuance under the Stock Incentive Plan is reset as of January 1 of each year at the greater of (i) 2,998,556; (ii) 10.69% of the total number of then outstanding shares of common stock of the Company as of January 1 of each year; or (iii) the maximum number that has been previously awarded or granted under the Stock Incentive Plan, provided that the total number of shares authorized to be issued under the Stock Incentive Plan may not exceed 6,000,000 shares.

The Compensation Committee of the Board of Directors administers the Stock Incentive Plan, and has full authority to select the recipients of awards, to decide when awards are to be made, to determine the type and number of awards, and to establish the vesting requirements and other features and conditions of each award.

All outstanding stock options granted by the Company vest over a 4-year period and have a 10-year life. Upon shareholder approval of the merger agreement required in connection with the proposed REIT conversion, all outstanding stock options and restricted stock units will become immediately vested. Saxon REIT, Inc. will assume any outstanding options or other rights to acquire the Company’s common stock that are not exercised on or before closing of the proposed merger.

In addition to the 2,295,000 options outstanding at December 31, 2003 pursuant to the Stock Incentive Plan, 475,000 stock options were granted by the Company in 2001 to non-employee members of its Board of Directors and were outstanding at December 31, 2003.

The following table summarizes the transactions relating to the Company’s stock options for the periods presented:

	Number of Options	Weighted Average Exercise Price
Options outstanding, July 6, 2001	—	—
Options granted	3,274,000	$10.02
Options cancelled	(68,500)	$10.04

Options outstanding, December 31, 2001 (includes 2,730,500 options outstanding under the Stock Incentive Plan)	3,205,500	$10.02

Options granted	100,062	$11.80
Options exercised	(102,562)	$10.02
Options cancelled	(32,250)	$10.10

Options outstanding, December 31, 2002 (includes 2,701,000 options outstanding pursuant to the Stock Incentive Plan)	3,170,750	$10.08

Options granted	60,000	$12.54
Options exercised	(367,750)	$10.01
Options cancelled	(93,000)	$10.05

Options outstanding, December 31, 2003 (includes 2,295,000 options outstanding under the Stock Incentive Plan)	2,770,000	$10.14

The following table summarizes additional information concerning outstanding and exercisable stock options at December 31, 2003.

Number of Options Outstanding	Remaining Contractual Life in Years	Exercise Price	Number of Options Exercisable
2,110,000	7.5	$10.00	1,047,500
502,500	7.8	$10.10	237,750
90,000	8.6	$11.63	22,500
7,500	8.6	$14.15	1,875
60,000	9.2	$12.54	—

2,770,000			1,309,625

As of December 31, 2003, no options have been granted to consultants. The Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. For the year ended December 31, 2003, the Company determined the pro-forma information as if the Company had accounted for stock options granted during 2003, 2002, and 2001 under the fair value method of SFAS 123. The weighted average fair value of options granted in 2003, 2002, and 2001 was $8.18 per share, $7.91 per share and $4.83 per share, respectively. The Black-Scholes option pricing model was used with the following weighted average assumptions for options issued in the respective years:

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
Risk-free interest rate	3.96%	4.18% - 4.47%	4.60% - 5.41%
Dividend yield	—	—	—
Volatility factor	50.00%	51.08%	23.56%
Weighted average expected life	10 years	10 years	10 years

Restricted Stock Units—On September 4, 2003, the Company granted 180,000 restricted stock units under the Company’s 2001 Stock Incentive Plan to the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, and the Company granted 60,000 restricted stock units to its non-employee directors. These restricted stock units were valued at $17.28 per share, with 48,000 of the awards scheduled to vest each year over the subsequent five years. All of the awards are expensed on a straight-line method over the scheduled vesting period. The expected annual expense related to these grants in 2004, 2005, 2006, 2007 and 2008 is $0.8 million, $0.8 million, $0.8 million, $0.8 million, and $0.6 million, respectively. Compensation expense related to the restricted stock units for the year ended December 31, 2003 was $0.3 million.

Employee Stock Purchase Plan – The Company’s Employee Stock Purchase Plan authorizes the issuance of up to a total of 1,000,000 shares of common stock to participating employees. The 1,000,000 share aggregate limitation shall be adjusted proportionately for any increase or decrease in the number of outstanding shares of the stock. Under the terms of the Stock Purchase Plan, eligible employees may have up to 15% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price is 85% of the last transaction price per share of our common stock on the last trading day of the offering period. Employees did not begin participating in the Stock Purchase Plan until fiscal year 2002. Activity related to the Company’s Employee Stock Purchase Plan for the years ended December 31, 2003 and 2002 was as follows:

Issuance Date	Shares Issued	Issuance Price	Proceeds
(amounts in thousands, except issuance price per share)

For the Year Ended December 31, 2003
March 31, 2003	20.3	$11.31	$230
June 30, 2003	12.5	$14.69	$184
September 30, 2003	14.6	$14.57	$213
December 31, 2003	10.8	$17.81	$192

For the Year Ended December 31, 2002
January 30, 2002	30.3	$9.80	$297
March 28, 2002	8.3	$12.55	$104
June 28, 2002	12.2	$13.83	$169
September 30, 2002	18.4	$9.41	$173
December 31, 2002	14.0	$10.63	$148

(21)	Disclosure about Financial Instruments

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

The following methods and assumptions were used to estimate the fair value of the Company’s financial instruments:

Mortgage loan portfolio – The mortgage loan portfolio’s fair value is determined by the projected carrying cost or a market price based upon investor demand. The fair value of the principal balance of the mortgage loan portfolio at December 31, 2003 and 2002 is $4.8 billion and $3.6 billion, respectively. At December 31, 2003 and 2002, the carrying values of the mortgage loan portfolio are $4.7 billion and $3.6 billion, respectively.

Mortgage bonds – At December 31, 2003 and 2002 mortgage bonds are held on the consolidated balance sheets at fair value in other assets. The mortgage bonds’ fair value is based on the remaining principal and interest cash flows at December 31, 2003 and 2002, discounted at 15%.

Derivative instruments – At December 31, 2003 and 2002, derivative instruments are held on the consolidated balance sheets in other assets. These items are recorded at fair value using broker prices.

Securitization financing – Securitization financing is the debt associated with the asset-backed securitizations and is floating with interest rates that adjust to market rates. The carrying values for securitization financing at December 31, 2003 and 2002 approximate fair value.

Note payable – The fair value of the note payable with a fixed interest rate is determined by the present value of future payments based on interest rate conditions at December 31, 2003 and 2002. The fair value of the note payable at December 31, 2003 and 2002 is $24.7 and $26.2 million, respectively. At December 31, 2003 and 2002, the carrying value of the note payable is $25.0 million.

Warehouse financing – Warehouse financing is secured by unsecuritized mortgage loans and is floating with interest rates that adjust to market rates, and accordingly the carrying value is considered a reasonable estimate of fair value.

(22)	Acquisition of SCI Services, Inc. and Issuance of Common Stock

On July 6, 2001, Saxon Capital, Inc. issued 28,000,000 shares of $.01 par value common stock at a price of $9.30 per share (net of underwriter’s discount) and 50,000 shares at a price of $10.00 per share. A portion of the proceeds was used to acquire SCI Services, Inc., as described below.

On July 6, 2001, the Company, acquired 100 percent of the issued and outstanding common shares of SCI Services, Inc. from Dominion Capital at a price equal to its adjusted book value (excluding certain assets, liabilities and existing goodwill at closing), plus a $5 million premium. In addition, SCI Services, Inc. paid a $6.7 million premium for mortgage loans held for sale, which represented the increase in value of mortgage loans after February 28, 2001. Dominion Capital retained interest-only residual assets, and subordinated bonds that the Predecessor had retained from securitizations before July 6, 2001. In addition, the due to Dominion Capital liability and all tax liabilities were paid at closing. The aggregate purchase price was $170.3 million, including $145.3 million of cash and a $25 million note payable to Dominion Capital. The note to Dominion Capital pays interest at 8% per annum and is due in full on July 6, 2006.

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

The acquisition of SCI Services, Inc. resulted in goodwill of $4.8 million at July 6, 2001. Accrued loss contingencies originally anticipated at that time were realized at a lower amount than originally anticipated; accordingly, the goodwill balance was reduced to $3.2 million due to purchase accounting adjustments. Goodwill, which is included in other assets, will not be amortized but will be evaluated annually for impairment. As of June 30, 2003, goodwill was evaluated and was not considered to be impaired.

(23)	Commitments and Contingencies

Leases

The Company’s subsidiaries are obligated under non-cancelable operating leases for property and both operating and capital leases for equipment. Minimum annual rental payments as of December 31, 2003 are as follows:

	Real Property	Equipment
	Operating	Operating	Capital	Total
Years Ending December 31,	($ in thousands)
2004	$5,155	$2,505	$3	$7,663
2005	4,549	649	—	5,198
2006	3,592	20	—	3,612
2007	2,780	5	—	2,785
2008	1,727	—	—	1,727
Thereafter	817	—	—	817

Total	$18,620	$3,179	$3	$21,802

Imputed interest rate			4.9%
Present value of net minimum lease payments			$3

For the years ended December 31, 2003 and 2002, rental and lease expense amounted to $8.7 million and $6.8 million, respectively. Rental and lease expense amounted to $3.0 million and $2.7 million for the periods July 6, 2001 to December 31, 2001 and January 1, 2001 to July 5, 2001, respectively.

Mortgage Loans

At December 31, 2003 and 2002, the Company’s subsidiaries had commitments to fund mortgage loans with agreed-upon rates of approximately $144.3 million and $339.3 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

In connection with the approximately $1.4 billion of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of December 31, 2003, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, the Company may be required to remove loans from a securitization and replace them with cash or substitute loans. At December 31, 2003 there were no such breaches for any loans that had been securitized.

In the normal course of business, the Company is subject to indemnification obligations related to the sale of residential mortgage loans. Under these indemnifications, the Company is required to repurchase certain mortgage loans that fail to meet the standard representations and warranties included in the sales contracts. Based on historical experience, total mortgage loans repurchased pursuant to these indemnification obligations would not have a material impact on the Company’s statements of operations, and therefore have not been accrued for as a liability on the Company’s consolidated balance sheets.

The Company is subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. The Company accrues an estimate of the potential refunds of premium received on loan sales based upon historical experience. At December 31, 2003, the liability recorded for premium recapture expense was $0.2 million.

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

America’s MoneyLine is named in a case brought as a class action in Illinois. The plaintiff alleges that America’s MoneyLine charged a courier fee in connection with the closing of her loan that was not properly collected or disclosed, constituting violation of the Illinois Consumer Fraud Act and similar laws, if any, in other states, and unjust enrichment as to the plaintiff and a similarly situated class of borrowers. If the plaintiff achieves nationwide class certification and the case is decided adversely to America’s MoneyLine, the potential loss could materially and adversely affect the Company’s business. At this time, the Company cannot predict the outcome of this matter and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in the Company’s accompanying consolidated financial statements.

One of the Company’s subsidiaries, Saxon Mortgage Services, was named in a matter filed in the United States District Court for the Northern District of Illinois, Eastern Division as a class action. The plaintiffs alleged that Saxon Mortgage Services collected prepayment penalties on loans that had been accelerated, constituting violations of the Illinois Interest Act, the Illinois Consumer Fraud Act, similar laws, if any, in other states, and a breach of contract. The claims of one of the named plaintiffs have been settled, and the claims of the remaining named plaintiff against Saxon Mortgage Services have been dismissed without prejudice. The remaining named plaintiff re-filed the action in State Court. On the Company’s motion, the action was removed to Federal Court. The parties have agreed to a settlement that would require the Company to pay approximately $0.2 million to a group of 27 former Illinois borrowers and their attorneys in exchange for a dismissal. Accordingly, the Company has accrued $0.2 million in the Company’s accompanying consolidated financial statements. The settlement is contingent on negotiation and execution of a settlement agreement between the parties, entry by the court of the parties’ joint motion for preliminary approval of the settlement agreement and notice to class members, and a hearing on and finding of fairness and reasonableness of the settlement by the Court.

Insurance Policies

As of December 31, 2003, the Company carried a primary directors and officers liability insurance policy for $10 million, excess directors and officer’s liability insurance policies totaling $40 million and key man insurance policies in the amount of $9.6 million. In addition, the Company carried a banker’s professional/lenders liability policy, a mortgage protection policy, a fiduciary liability policy and an employment practices liability policy for $10 million each; a financial institutions bond and a commercial umbrella coverage for $15 million each; a commercial general liability policy and a property insurance policy for $1 million per occurrence; and a business auto policy and worker’s compensation policy for $1 million per occurrence. For the years ended December 31, 2003 and 2002, insurance expense amounted to $2.8 million and $1.6 million, respectively. Insurance expense amounted to $0.4 million and $0.2 million for the periods July 6, 2001 to December 31, 2001 and January 1, 2001 to July 5, 2001, respectively.

(24)	Related Party Transactions

At December 31, 2003 and 2002, the Company had $12.0 million and $8.1 million, respectively, of unpaid principal balances within its mortgage loan portfolio related to mortgage loans originated for executive officers, officers, and employees of the Company. These mortgage loans were underwritten to the Company’s underwriting guidelines. When making loans to officers and employees, the Company waives loan origination fees that otherwise would be paid to the Company by the borrower and reduces the interest rate by 25 basis points from the market rate. Effective December 1, 2002, the Company no longer renews or makes any new loans to its executive officers or directors. The Company has never made loans to any of its outside directors.

(25)	Segments

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

	Saxon Capital, Inc.			Predecessor
	2003	2002	July 6 to December 31, 2001	January 1 to July 5, 2001
	($ in thousands)
Segment Revenues:
Wholesale	$41,379	$41,882	$30,066	$25,355
Correspondent	14,536	11,173	9,229	8,796
Retail	44,636	41,213	20,312	14,459
Servicing	30,810	22,417	12,516	15,311

Total segment revenues	$131,361	$116,685	$72,123	$63,921

Segment Net Operating Income:
Wholesale	$11,952	$13,684	$18,108	$13,578
Correspondent	6,395	5,276	6,504	5,518
Retail	2,299	9,504	7,952	1,796
Servicing (1)	6,126	2,001	2,006	5,873

Total segment net operating income	$26,772	$30,465	$34,570	$26,765

Segment Net Operating Income Reconciliation
Total segment net operating income	$26,772	$30,465	$34,570	$26,765
Net interest income	209,761	139,331	27,507	3,807
Provision for loan losses	(33,027)	(28,117)	(11,861)	(8,423)
Unallocated gain on sale of mortgage assets	2,533	365	—	—
Elimination of intercompany gain on sale	(79,049)	(73,719)	(50,604)	(8,624)
Unallocated shared general and administrative expenses	(25,345)	(24,115)	(9,856)	(12,377)
Impairment of assets	—	—	—	(52,264)

Total consolidated income (loss) before taxes	$101,645	$44,210	$(10,244)	$(51,116)

(1)	The Company includes all costs to service mortgage loans within the servicing segment.

(26)	Regulatory Requirements

The Company and its wholly-owned subsidiaries are subject to a number of minimum net worth requirements resulting from contractual agreements with secondary market investors and state-imposed regulatory mandates. The most stringent net worth requirement imposed upon the Company is imposed by Ginnie Mae in connection with loans serviced by the Company on behalf of Ginnie Mae. The table below summarizes the Ginnie Mae net worth requirements as of December 31, 2003 and 2002, respectively.

	2003	2002
	($ in thousands)
Ginnie Mae Net Worth Requirement	$275	$452
Adjusted Net Worth, as defined under contractual agreements with Ginnie Mae	$304,531	$247,162
Excess Net Worth	$304,256	$246,710

In the event the Company becomes in default of these minimum net worth requirements, Ginnie Mae maintains the contractual right to suspend or terminate the Company’s status as a servicer, which could have a significant adverse impact to the Company’s operations.

Supplementary Data

Summary of Selected Quarterly Results (unaudited)

	Saxon Capital, Inc.
	2003				2002
	Dec. 31	Sept. 30	June 30	March 31	Dec. 31	Sept. 30	June 30	March 31
	($ in thousands)
Net interest income	$54,237	$54,346	$52,584	$48,594	$42,807	$38,447	$32,544	$25,533
Provision for loan losses	(6,219)	(8,517)	(9,677)	(8,614)	(6,912)	(6,124)	(7,987)	(7,094)

Net interest income after provision for loan losses	48,018	45,829	42,907	39,980	35,895	32,323	24,557	18,439

Net income	$20,202	$16,619	$15,431	$12,884	$11,811	$8,524	$5,057	$1,985

Basic earnings per common share	$0.71	$0.58	$0.54	$0.46	$0.42	$0.30	$0.18	$0.07
Diluted earnings per common share	$0.66	$0.55	$0.51	$0.44	$0.41	$0.29	$0.17	$0.07

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc.(1)

3.2	Amended and Restated Bylaws of Saxon Capital, Inc. (2)

4.1	Form of Common Stock Certificate (1)

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

9	Voting Agreement by and between Saxon Capital Acquisition Corporation and Friedman, Billings, Ramsey & Co., Inc. dated July 6, 2001(1)

10.1	Form of Saxon Capital, Inc. 2001 Stock Incentive Plan (1)

10.2	Form of Employment Agreement of Michael L. Sawyer, dated June 7, 2001(1)

10.3	Form of Employment Agreement of Dennis G. Stowe, dated June 7, 2001(1)

10.4	Form of Employment Agreement of Robert G. Partlow, dated June 7, 2001(1)

10.5	Purchase Agreement by and between Saxon Capital Acquisition Corp. and Friedman, Billings, Ramsey & Co., Inc. dated June 29, 2001(1)

10.8	Residual Assignment and Services Agreement, by and among Saxon Acquisition Corp., SCI Services, Inc., Saxon Mortgage, Inc., Meritech Mortgage Services, Inc., and Dominion Capital, Inc. dated June 7, 2001(1)

10.9	Registration Rights Agreement by and between Saxon Capital Acquisition Corp. and Friedman, Billings, Ramsey & Co., Inc. dated July 6, 2001(1)

10.10	FBR Warrant Agreement by and between Saxon Capital Acquisition Corp. and Friedman, Billings, Ramsey & Co., Inc. dated July 6, 2001(1)

10.11	Promissory Note dated July 6, 2001 in the principal amount of $25,000,000 payable to Dominion Capital, Inc. (1)

10.12	Form of Option Grant to Edward G. Harshfield dated July 6, 2001(1)

10.13	Form of Option Grant to Richard A. Kraemer dated July 6, 2001(1)

10.14	Form of Option Grant to David Wesselink dated July 12, 2001(1)

10.15	Deed of Lease between Innslake, L.P. and Resource Mortgage Capital, Inc., dated September 15, 1994, as amended (1)

10.16	Lease Agreement by and between Reliance Insurance Company and Meritech Mortgage Services, Inc. dated August 15, 1996, as amended (1)

10.17	Form of Saxon Capital, Inc. 2001 Employee Stock Purchase Plan, as amended January 7, 2002(1)

10.18	Form of Option Grant to Thomas J. Wageman dated October 9, 2001(1)

10.19	Pooling and Servicing Agreement, dated as of September 1, 2001, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Meritech Mortgage Services, Inc., as servicer and Bankers Trust Company, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated September 27, 2001). (2)

10.20	Pooling and Servicing Agreement, dated as of March 1, 2002, among Saxon Asset Services Company, as depositor, Saxon Mortgage, Inc., as master servicer, Meritech Mortgage Services, Inc., as servicer and Bankers Trust Company, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K dated March 14, 2002). (2)

10.21	Form of Employment Agreement of Bradley D. Adams, dated June 16, 2002(3)

10.22	Pooling and Servicing Agreement, dated as of July 1, 2002, among Saxon Asset Services Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K/A dated July 10, 2002). (2)

10.23	Form of Employment Agreement of Robert B. Eastep, dated January 1, 2003(3)

10.24	Pooling and Servicing Agreement, dated as of March 1, 2003, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K/A dated March 6, 2003). (3)

10.25	Pooling and Servicing Agreement, dated as of May 1, 2003, among Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer, Saxon Mortgage Services, Inc., as servicer and Deutsche Bank Trust Company Americas, as trustee. (Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8-K/A dated May 29, 2003). (4)

10.26	Form of First Amendment to Stock Option Agreement entered into with each of Edward Harshfield, Richard Kraemer, Thomas Wageman, David D. Wesselink, each a Non-Employee Director, dated September 4, 2003. (5)

21	List of subsidiaries of Saxon Capital, Inc. (1)

23	Consent of Deloitte & Touche LLP

24	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Chief Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

(1)	Incorporated by reference from our Registration Statement on Form S-1, Registration Statement 333-71052, as amended, declared effective by the Securities and Exchange Commission on January 15, 2002.

(2)	Incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2002, filed with the Securities and Exchange Commission on March 28, 2003.

(3)	Incorporated by reference from our March 31, 2003 Form 10-Q filed with the Securities and Exchange Commission on May 14, 2003.

(4)	Incorporated by reference from our June 30, 2003 Form 10-Q filed with the Securities and Exchange Commission on August 12, 2003.

(5)	Incorporated by reference from our September 30, 2003 Form 10-Q filed with the Securities and Exchange Commission on November 10, 2003.