Form 10-K/A
period 2003-12-31
SAXON CAPITAL INC
filed 2004-04-29
CIK 1160425

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-K/A
AMENDMENT NO. 1

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003

Commission File No. 000-33485

_________________

SAXON CAPITAL, INC.

Incorporated in Delaware
4860 Cox Road
Suite 300
Glen Allen, Virginia 23060
(804) 967-7400

54-2036076
(I.R.S.  Employer Identification No.)

_________________

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Common Stock, $0.01 par value

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

        The number of shares of common stock of the registrant outstanding as of April 26, 2004 was 28,690,794. The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2003 was $375,319,647.

Documents Incorporated by Reference — None

EXPLANATORY NOTE

The primary purpose of this Amendment is to provide information required by Items 10, 11, 12, 13 and 14 of Part III of this report on Form 10K, which the registrant intended to incorporate by reference from the registrant's proxy statement for the 2004 Annual Meeting of Shareholders.

TABLE OF CONTENTS

Page
Part III Item 10. Item 11. Item 12. Item 13. Item 14. Part IV Item 15. Signatures

Directors and Executive Officers of the Registrant.............................................................................................
Executive Compensation.........................................................................................................................................
Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters...
Certain Relationships and Related Transactions................................................................................................
Principal Accountant Fees and Services..............................................................................................................

Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............................................................
	.....................................................................................................................................................................................	2 7 12 15 15 17 18

PART III

Item 10.   Directors and Executive Officers of the Registrant

        Board of Directors and Committees of the Board

        Currently, the board of directors of Saxon Capital consists of six directors, four of whom (Messrs. Harshfield, Kraemer, Wesselink, and Wageman) are independent directors. The information set forth below has been furnished by the respective directors.

Name	Age	Principal Business Experience During Past Five Years and Certain Other Directorships	Director Since
Richard A. Kraemer Edward G. Harshfield Michael L. Sawyer Dennis G. Stowe Thomas J. Wageman David D. Wesselink	59 66 47 43 69 61	Mr. Kraemer is Chairman of the Board. Since 2002, Mr. Kraemer has been a trustee of the American Financial Realty Trust. Since 2001, he has been a director of The Community Bank. From 1996 to 1999, he was Vice Chairman of Republic New York Corporation, a publicly traded bank holding company. From 1993 to 1996, he was Chairman and Chief Executive Officer of Brooklyn Bancorp, the publicly traded holding company for Crossland Federal Savings Bank. Mr. Kraemer has held senior management positions for most of his thirty-year career. He received his undergraduate degree in real estate from Pace University.

From 1999 until its sale in 2002, Mr. Harshfield was Chairman of the Board and Chief Executive Officer of MFN Financial Corporation, a nationwide non-prime automobile finance company. From 1993 through 2002, he was President and Chief Executive Officer and later Vice Chairman and Director of Cal Fed Bancorp. Mr. Harshfield currently serves as Chairman and Chief Executive Officer of Aozora Bank (Tokyo); Director and Chairman, Compensation Committee for Venture Technologies, Inc., an on-line insurance brokerage company, and as a Director of Korea First Bank (Seoul) and member of the Risk Management and Audit Committees. Mr. Harshfield has held senior management positions in a variety of public and private companies for most of his forty-year career. He holds a certificate from the Advanced Management Program from Harvard Business School and received his undergraduate degrees from Southeastern University in Washington, D.C.

Mr. Sawyer has served as Saxon Capital's Chief Executive Officer since 2001, and as its President from 1998 until 2001. Before being named President, Mr. Sawyer had served as a Director and Senior Vice President of Underwriting since 1995. Before joining Saxon Capital, Mr. Sawyer served as Vice President and Director of Conduit Funding for Household Financial Services. From 1993 until 1994, Mr. Sawyer was general manager and director of correspondent lending for Novus Financial Corporation. From 1985 until 1993, Mr. Sawyer held various managerial positions for Ford Consumer Finance, including regional underwriting manager and manager of operations. Mr. Sawyer received his Bachelor's degree in Liberal Arts from the University of Illinois, and received his Masters of Business Administration from the University of California, Irvine.

Mr. Stowe has served as Saxon Capital's President and Chief Operating Officer since 2001. Prior to being named to his current position, Mr. Stowe had served as President and Chief Executive Officer of Saxon Capital's servicing company since 1994, in addition to Senior Vice President positions in Saxon Capital's loan production subsidiaries. Before joining Saxon Capital in 1994, Mr. Stowe was Vice President of Niagara Portfolio Management Corp. (Niagara), responsible for management and liquidation of Goldome Credit Corporation (GCC) pursuant to Niagara's contract with the FDIC, serving as GCC's Senior Vice President. Mr. Stowe received his Bachelors of Business Administration in Accounting with honors from the University of Texas at Arlington.

Mr. Wageman has been Managing General Partner of TLT, Ltd. a financial services consulting business, since 1994. Since 1996 TLT, Ltd. has been the Trustee of the LMUSA Creditors Trust. From 1992 to l994, Mr. Wageman was Chairman of the Board and CEO of Sunbelt National Mortgage Company, remaining as a consultant to that company until 1996, following its sale to First Tennessee National Corporation. He has held senior management and Board positions in a variety of public and private companies for most of his forty-year career. Mr. Wageman also serves on the board of directors of Nomas Corp., First Horizon Asset Securitization, Inc., and Heritage Bancorp Inc. Mr. Wageman received his bachelor's degree from the University of Notre Dame and his M.B.A. from the University of Chicago.

		Mr. Wesselink has been Chairman and Chief Executive Officer of Metris Companies since December 2002. He joined Metris as Chief Financial Officer in 1998 and was named Vice Chairman in 2000. From 1993 to 1998, he was the Chief Financial Officer of Advanta Corporation. Prior to Advanta, he spent more than 20 years at Household International and was named HFC's Chief Financial Officer in 1982 and Senior Vice President in 1986. Since 1992, Mr. Wesselink has also served as a director of CFC International, a specialty chemical company whose stock is traded on the Nasdaq National Market. He is also a board member of the American Financial Services Association (AFSA), Central College; the National Institute of Consumer Credit at Marquette University; and a director of MasterCard Incorporated (U.S. Region Board). He holds a bachelor's degree from Central College in Pella, Iowa, and an M.B.A. from Michigan State University.	2001 2001 2001 2001 2001 2001

      Executive Officers

        Information concerning our executive officers was included in Item 1 of our originally filed Form 10-K per General Instruction G(3).

      Board Committees

        Executive Committee. The executive committee has and may exercise all of the powers and authority of the board of directors in the management of our business and affairs, except where action of the entire board of directors is required by statute. The executive committee currently consists of Messrs. Kraemer (Chair), Sawyer, and Wageman. The Executive Committee did not meet in 2003.

        Audit Committee. The Audit Committee is comprised of four independent directors—Messrs. Kraemer (Chair), Harshfield, Wesselink, and Wageman. Nasdaq Marketplace Rules and our Audit Committee charter require that the Audit Committee have at least three members, and that all members be directors that meet the applicable regulatory standards relating to director independence status (“independent directors”). Mr. Wesselink has been designated as the Audit Committee’s financial expert. All of the members of our Audit Committee are independent directors. The Audit Committee operates under a written charter adopted by the board of directors. The Audit Committee’s pre-approval policies and procedures regarding audit and non-audit services are included in its charter. Among other things, the Audit Committee is responsible for:

  engaging the independent public accountants and approving all fees in advance;
  monitoring the integrity of our financial reporting process and internal control systems regarding finance, accounting and legal compliance;
  monitoring the independence and performance of our independent public accountants and our internal audit function; and
  providing an avenue of communication among the independent public accountants, management, our internal auditors and the board of directors.

        During 2003, the Audit Committee met eleven (11) times.

        Compensation Committee. The Compensation Committee, among other matters, has responsibility to:

  review the salaries, benefits, and other compensation of our directors, officers, and employees;
  administer equity-based compensation under our 2001 Plan; and
  make recommendations to our board of directors regarding the salaries, benefits and other compensation of our directors, officers and employees.

        The Compensation Committee is required to have at least two members, all of whom must be independent directors. The Compensation Committee currently consists of Messrs. Wesselink (Chair), Harshfield, Kraemer, and Wageman.

        During 2003, the Compensation Committee met five (5) times.

        Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is comprised of four independent directors – Messrs. Wageman (Chair), Harshfield, Kraemer and Wesselink. The Nominating and Corporate Governance Committee operates under a written charter adopted by the board of directors which is available on our website at www.saxoncapitalinc.com. This charter requires, among other things, that this committee have at least three members, all of whom must be independent directors. Among other matters, this committee has responsibility to:

  identify, evaluate the qualifications of, and make recommendations to the board concerning potential candidates for nomination and election to director positions, Committee positions and Committee Chairs;
  develop and evaluate board and committee member attributes and continuing education; and
  formulate and recommend to the board from time to time such policies that it may consider to be advisable relating to (1) limitations on boards of director service, employment or business relationships; (2) qualification, tenure, compensation and retirement of directors; and (3) ethical standards and our Code of Conduct.

        During 2003, the Nominating and Corporate Governance Committee met three (3) times.

        Criteria for Board Nomination. Our corporate governance policies provide that in making nominations for directors, the Nominating and Corporate Governance Committee shall consider the appropriate balance of experience, skills, and background advantageous to Saxon Capital and its shareholders, and generally to seek directors with the following characteristics:

  significant related business experience or equivalent, including extensive senior executive experience, or equivalent;
  satisfaction of all requirements for independent director status;
  understanding of the roles and responsibilities of public company directors;
  ability to relate to Saxon Capital's mission, values, and governance principles;
  personal independence, and willingness to be a strong advocate of independent views and judgment;
  willingness and ability to commit the necessary time;
  ability to work effectively and congenially with other directors, while remaining independent; and
  in good health and capacity for service.

        The Nominating and Corporate Governance Committee seeks to insure that at least a majority of the directors are independent under the rules of the Nasdaq National Market, and that members of Saxon Capital’s Audit Committee meet the financial literacy requirements under the rules of the Nasdaq National Market and at least one of them qualifies as an “audit committee financial expert” under the rules of the SEC.

        Board Nomination Process

  the Nominating and Corporate Governance Committee recommends persons for the board’s consideration;
  the committee seeks recommendations from current members of the board;
  Shareholders may recommend persons for the committee’s consideration in accordance with the board’s policies relating to such recommendation;
  all recommended persons will be evaluated by the committee with reference to the nomination criteria stated in our corporate governance policies; and
  the committee may engage qualified professional firms to assist in evaluating qualifications.

        Shareholder Recommendation of Director Nominees

        Shareholders may recommend persons to be considered for nomination by writing to the Corporate Secretary, providing the person’s name, resume, and qualifications for Board membership with reference to the nomination criteria listed above, which are also stated in our corporate governance policies posted on our website (www.saxoncapitalinc.com) together with specific instructions for doing so, including the mailing address and applicable deadline. All recommendations are brought to the attention of the Committee. To date we have not received any such recommendations.

      Section 16(a) Beneficial Ownership Reporting Compliance

        The SEC requires that we disclose any late reports filed by directors, executive officers and beneficial owners of more than 10% of our common stock pursuant to Section 16(a) of the Exchange Act during the last fiscal year.

        Based solely on our review of the copies of such forms received or written representations from reporting persons, we believe that with respect to the fiscal year ended December 31, 2003, all the reporting persons complied with all applicable filing requirements, with the exception of Bradley D. Adams, Frederick R. Elflein, Jr., Dennis G. Stowe, James V. Smith, and Jeffrey A. Haar, each of whom failed to timely file one Form 4 for one transaction. Forms relating to these transactions were subsequently filed.

      Code of Conduct

        We have adopted a code of conduct that applies to all of our directors and employees. Our code of conduct is available, free of charge, on our website, along with our Audit Committee Charter, and our Nominating and Corporate Governance Committee Charter, and our Compensation Committee Charter. We will post on our website any amendments to the code of conduct, and any waivers relating to the code of conduct applicable to any of our directors or executive officers.

Item 11.   Executive Compensation

      Executive Compensation

        The following table sets forth the total components paid or accrued by Saxon Capital during the last three fiscal years to our Chief Executive Officer and our four most highly compensated executive officers, who are referred to as named executive officers:

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary(1)	Bonus	Other Annual Compensation(2)	Restricted Stock Units(3)	Securities Underlying Options/SARs	LTIP Payouts(4)	All Other Compensation(5)

Michael L. Sawyer,	2003	$375,000	$565,500	--	$1,555,200	--	--	$7,985
Director and Chief	2002	$325,000	$407,858	--	--	--	--	$7,667
Executive Officer	2001	$281,250	$349,392	$11,630	--	500,000	$121,747	$117,906

Dennis G. Stowe,	2003	$365,879	$540,000	--	$1,036,800	--	--	$4,216
Director, President and	2002	$331,250	$408,500	--	--	--	--	$813
Chief Operating Officer	2001	$268,750	$338,544	$11,424	--	500,000	$75,397	$103,406

James V. Smith, Vice	2003	$137,500	$330,000	--	--	50,000	--	--
President, Wholesale	2002	--	--	--	--	--	--	--
Division	2001	--	--	--	--	--	--	--

Jeffrey A. Haar, Vice	2003	$150,540	$550,000	--	--	--	--	$6,000
President, Correspondent	2002	$150,300	$357,638	--	--	--	--	$6,908
Division	2001	$82,500	$487,788	--	--	67,500	--	$6,480

Robert B. Eastep,	2003	$214,743	$270,000	--	$518,400	--	--	$3,631
Executive Vice President	2002	$161,086	$163,405	--	--	--	--	$2,832
and Chief Financial	2001	$126,787	$116,904	--	--	82,500	--	$2,163
Officer

(1)	Includes the purchase of unused vacation days earned during the year (employees are permitted to sell back 5 unused vacation days annually). Amounts for 2003 for the named executives were as follows: (a) Mr. Sawyer — $0, (b) Mr. Stowe — $5,538, (c) Mr. Haar — $0, (d) Mr. Eastep — $4,326, and (e) Mr. Smith — 0.

(2)	None of the named executive officers received perquisites or benefits that met or exceeded the lesser of $50,000 or 10% of his respective salary plus bonus payments.

(3)	The aggregate restricted stock units held by the named executive officers and the value of such units as of December 31, 2003 are as follows: (a) Mr. Sawyer, 90,000 restricted stock units valued at $1,555,200; (b) Mr. Stowe, 60,000 restricted stock units valued at $1,036,800; and (c) Mr. Eastep, 30,000 restricted stock units valued at $518,400. Each named executive officer is entitled to receive dividend equivalents on their respective restricted stock units when dividends are otherwise paid.

(4)	Long term incentive plan payments distributed from Dominion Resource’s Utility Growth Plan. (5) The amounts listed for 2003 are as follows:

	401(k) Match	Deferred Compensation
Michael L. Sawyer	$4,235	$3,750
Dennis G. Stowe	$4,216	--
James V. Smith	--	--
Jeffrey A. Haar	$6,000	--
Robert B. Eastep	$3,631	--

      Option Grants in Last Fiscal Year

        The following table provides information concerning grants of options to purchase our common stock representing a contractual right to receive shares of our common stock made during 2003 to our named executive officers.

Individual Grants
Name	Number of Securities Underlying Options Granted(1)	Percent of Total Options Granted to Employees in Fiscal Year(2)	Exercise of Base Price ($/Sh)	Expiration Date(3)	Grant Date Present Value ($)
James V. Smith	50,000	83%	$12.54	03-25-13	$409,000

(1)	The options with a strike price of $12.54 vest 25% over a four-year period beginning on March 25, 2003.

(2)	The valuation calculations are solely for purposes of compliance with the rules and regulations promulgated under the Exchange Act, and are not intended to forecast possible future appreciation, if any, of our stock price. The grant date present value for the options expiring on March 25, 2013 is derived by using the Black-Scholes option-pricing model with the following assumptions: option term of 10 years; an annualized risk-free interest rate range of 3.96%; a volatility rate of 50%, and a dividend yield of 0%. The approach used in developing the assumptions upon which the Black-Scholes valuations were calculated is consistent with the requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” This valuation model was not adjusted for risk of forfeiture or the vesting restrictions of the options for the options expiring on March 25, 2013, which became exercisable pro rata over a four-year period. This valuation model does not necessarily represent the fair market value of individual options. At the expiration date, the options will have no actual value unless, and only to the extent that, the price of the common stock appreciates from the grant date to the exercise date.

      Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year End Option/SAR Values

        The following table sets forth information regarding the number of securities underlying exercisable and unexercisable options, and the value of exercisable and unexercisable options held by the named executive officers as of December 31, 2003.

Name	Shares Acquired Upon Exercise(#)	Value Realized($)	Number of Securities Underlying Unexercised Options/SARs at FY-End Exercisable/Unexercisable	Value of Unexercised In-the-Money Options/SARs at FY-End($) Exercisable/ Unexercisable(1)

Michael L. Sawyer,	0	0	250,000/250,000	$2,737,500/$2,737,500
Director and Chief
Executive Officer
Dennis G. Stowe,	0	0	250,000/250,000	$2,737,500/$2,737,500
Director, President and
Chief Operating Officer
James V. Smith, Vice	0	0	0/50,000	$0/$420,500
President
Jeffrey A. Haar, Vice	0	0	33,750/33,750	$369,188/$369,188
President
Robert B. Eastep,	0	0	41,250/41,250	$451,313/$451,313
Executive Vice President
and Chief Financial
Officer

(1)	The amounts set forth represents the difference between the estimated fair market value of $20.95 per share as of December 31, 2003 and the exercise price of the in-the-money options, multiplied by the applicable number of shares underlying such options.

      Employment Agreements

        We have entered into employment agreements with Messrs. Sawyer and Stowe for three-year terms, and employment agreements with Messrs. Adams and Eastep for one-year terms. All of the employment agreements automatically renew for successive one-year terms unless previously terminated. The employment agreements require each of them to devote their best efforts to our interests and business and prohibit them from disclosing information, competing with us, and soliciting employees while employed and for specified periods after termination of employment for any reason other than for cause. Under the terms of these employment agreements, each of Messrs. Sawyer, Stowe, Adams and Eastep is entitled to an annual base salary of $325,000, $325,000, $225,000 and $200,000, respectively. Each executive’s base salary may be increased by the Compensation Committee. The employment agreements also provide Messrs. Sawyer, Stowe, and Adams with an annual bonus of up to 100% of base salary and Mr. Eastep with an annual bonus of up to 100% of base salary, each as determined by the Compensation Committee based upon their performance and our performance during the prior fiscal year. We also extend to each executive specified benefits and reimbursement of expenses.

        If each executive complies with the terms of his employment agreement, and his employment is terminated, either by us (other than for cause) or voluntarily by the executive for good reason, then the executive generally is entitled to severance pay in the form of monthly payments in an amount equal to 1/12th of the sum of (A) the executive’s annual base salary plus (B) 100% of the maximum bonus for the fiscal year in which termination occurs, less deductions required by law payable in accordance with our normal payroll practices, for twenty-four months (or in the case of Messrs. Adams and Eastep, twelve months) following such termination. Alternatively, provided that the executive executes and delivers a general release within fifteen (15) days following such a termination of employment by us other than for cause or voluntarily by him for good reason, at the executive’s sole election the severance pay is payable at the time of such delivery of the general release and will consist of a lump sum equal to the sum of the amounts described in clauses (A) and (B) above (or, in the case of Messrs. Sawyer and Stowe, 200% of such sum) and any stock option not previously vested by the terms of the original grant vest as of the date of such termination. For purposes of the employment agreements, “good reason” includes:

  the material reduction or material adverse modification without the executive’s prior written consent of the executive’s authority or duties (for instance, the substantial diminution or adverse modification in the executive’s title, status, overall position, responsibilities, reporting relationship or general working environment);
  any reduction in the executive's base salary or bonus calculation or any material reduction in employee benefits;
  any requirement to move the executive’s principal place of employment to a location that is more than a 50 mile radius from its current location; or
  any material breach of the employment agreement by Saxon Capital that is not cured within 30 days following demand for the cure thereof.

        In the event of death or disability, there is no acceleration of the vesting of these options. To the extent not inconsistent with the terms of the 2001 Plan, the executive’s options vest and become exercisable by the executive’s estate at the same times as if the executive had continued to be employed. The executive’s estate or heirs are not entitled to any severance pay or employee benefits; except in the event of death, the executive’s estate or heirs are entitled to a pro-rated bonus equal to 100% of the executive’s base salary.

        Each executive’s employment agreement further provides that upon the consummation of a change in control (as defined below), the executive is entitled to receive, in the form of monthly payments, an amount equal to 1/12th of the sum of (A) the executive’s annual base salary plus (B) the maximum bonus for the fiscal year in which the consummation of a change in control occurs, less deductions required by law, payable in accordance with the normal payroll practices, for twenty-four months (or in the case of Messrs. Adams and Eastep, twelve months) following consummation of such change in control. We call such payment the change in control payment. Alternatively, at each executive’s sole election, the change in control payment is payable in a lump sum equal to 200% (or in the case of Messrs. Adams and Eastep, 100 percent) of the sum of the amounts described in clauses (A) and (B) above. The change in control payment is in addition to, and not in lieu of, the executive’s base salary and bonus, if any, payable in accordance with the terms of the executive’s employment agreement. In addition, upon the consummation of a change in control, all of the executive’s options become immediately and fully exercisable. Following the consummation of a change in control, the executive is not entitled to receive severance pay in the event the executive’s employment is terminated for any reason. For purposes of the employment agreements, “change in control” generally means (1) an acquisition, merger, or consolidation, or (2) the sale of voting control or all or substantially all of our assets with, by, or to any person or entity in which our shareholders immediately before the effective date of such change in control do not own a majority of the outstanding shares of the capital stock of the surviving entity after such change in control. The terms of our REIT conversion proposal provide that effective upon the REIT conversion, each executive will waive his rights to any such payments in connection with the REIT conversion. If the executive’s employment is terminated other than for cause at any time following the public announcement of a prospective change in control, then, notwithstanding such termination, the executive is entitled to receive the change in control payment based on the executive’s base salary in effect on the date of such termination; provided, however, that such change in control payment is reduced by the total amount of any severance pay received by him, and thereafter he is not entitled to any further severance pay. If any payments, distributions, or benefits provided or to be provided to the executive, whether pursuant to their employment agreement or from other plans or arrangements maintained by us or any of our subsidiaries are determined to be subject to the excise tax imposed by Code Section 4999, the executive is entitled to receive a payment on an after-tax basis equal to the excise tax imposed.

      Employment Agreements with Saxon REIT, Inc.

        Saxon REIT, Inc., (“Saxon REIT”) will enter into employment agreements with Messrs. Sawyer, Stowe, Eastep and Adams prior to the REIT conversion. These employment agreements will become effective only if the REIT conversion occurs and will become effective as of the date of the REIT conversion.

      Compensation of Directors

        Saxon Capital pays its independent directors an annual cash retainer of $30,000 and an annual stock retainer of $20,000 (based on the closing price of our common stock on the date of grant). The chairman of the Audit Committee receives an additional annual cash retainer of $10,000, and each other committee chairman receives an additional annual cash retainer of $5,000. Each independent director receives a fee of $3,000 for each board or committee meeting attended, other than the chairman of the board who receives $6,000 for each board meeting attended and $3,000 for each committee meeting attended. Upon first being elected to the Saxon Capital’s board of directors, or those independent directors serving as members of our board as of the date of the REIT conversion, each independent director receives a one-time grant of 25,000 restricted stock units that vest 25% each year over a four year period; dividend equivalents are paid to the independent directors with respect to these units, including unvested units, when dividends are otherwise paid. In 2003, each independent director was granted 15,000 restricted stock units under the 2001 Plan that vest 20% each year over a five year period. Saxon Capital also reimburses all of its independent directors for reasonable expenses incurred in attending meetings or for other necessary Saxon Capital business purposes. If the REIT conversion occurs, Saxon REIT will pay its directors the fees described above.

      Compensation Committee Interlocks and Insider Participation

        No member of our Compensation Committee is or was formerly an officer or employee of Saxon Capital and its subsidiaries. No interlocking relationships exist between our board of directors or Compensation Committee and the board of directors or Compensation Committee of any other company, nor has any interlocking relationships existed in the past.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

        The following table sets forth information relating to our equity compensation plans as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and restricted stock units	Weighted-average exercise price of outstanding options, warrants and restricted stock units	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans	2,535,000	$9.20	871,697
approved by security holders(1)
Equity compensation plans not	1,675,000	$10.00	—
approved by security holders
Total	4,210,000	$9.52	871,697

(1)	Includes 858,605 shares reserved for issuance under our Employee Stock Purchase Plan.

        Pursuant to resolutions of the Board of Directors, we entered into Stock Option Agreements dated August 15, 2001 with Edward G. Harshfield, Richard A. Kraemer and David D. Wesselink granting options to purchase 250,000 shares, 75,000 shares and 75,000 shares of our common stock, respectively, at an exercise price of $10.00 per share. In addition, also pursuant to a resolution of the Board of Directors, we entered into a Stock Option Agreement dated November 6, 2001 with Thomas J. Wageman granting an option to purchase 75,000 shares of our common stock at an exercise price of $10.10 per share. Each of the grants provides for 25% of the options to vest on each of the 1st, 2nd, 3rd and 4th anniversary dates of the stock option grant. All options are exercisable for a period of 10 years following the date of the stock option grant. As of December 31, 2003, no non-employee director options have been exercised.

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

        Upon shareholder approval of the transactions contemplated by the REIT conversion, all outstanding stock options and restricted stock will become immediately vested. Saxon REIT, Inc. will assume any outstanding options or other rights to acquire our common stock that are not exercised on or before closing of the proposed merger.

        The following table sets forth the total number and percentage of Saxon Capital's shares of common stock beneficially owned as of March 26, 2004: (1) each director; (2) our Chief Executive Officer and each of our other four most highly compensated executive officers; (3) all executive officers and directors as a group; and (4) beneficial owners of 5% or more of Saxon Capital's outstanding common stock. Except as otherwise noted below, the address of each of the persons in the table is c/o Saxon Capital, Inc., 4860 Cox Road, Suite 300, Glen Allen, Virginia 23060.

	Shares Beneficially Owned
Beneficial Owner	Number	Percent(1)

Wasatch Advisors, Inc.(2)	3,432,273	12.0%
Franklin Mutual Advisers, LLC(3)	2,690,185	9.4%
Friedman, Billings, Ramsey & Co., Inc.(4)	3,252,010	10.2%
Eubel Brady & Suttman Asset Management Inc.(5)	1,891,105	6.6%
Wellington Management Company, LLP(6)	1,525,200	5.3%
Dennis G. Stowe	273,991	*
Michael L. Sawyer	273,631	*
Edward G. Harshfield	135,000	*
Richard A. Kraemer	47,500	*
Thomas J. Wageman(7)	47,500	*
Robert B. Eastep	43,269	*
David D. Wesselink	42,500	*
Jeffrey A. Haar	36,004	*
James V. Smith	13,951	*
All named executive officers and directors	1,138,776	3.82%
as a group (sixteen persons (16))(8)

*Less than 1%.

(1)	If a shareholder holds options or other securities that are exercisable or otherwise convertible into common stock within 60 days of March 26, 2004, we treat the common stock underlying those securities as owned by that shareholder, and as outstanding shares when we calculate that shareholder’s percentage ownership of the company’s common stock. We do not, however, consider that common stock to be outstanding when we calculate the percentage ownership of any other shareholder.

(2)	Based on Schedule 13G filed on February 18, 2004 by Wasatch Advisors, Inc. with the sole power to dispose and vote 3,432,273 shares of our common stock. The business address for Wasatch Advisors is 150 Social Hall Avenue, Salt Lake City, Utah 84111.

(3)	Based on a Schedule 13G filed on February 9, 2004 by Franklin Mutual Advisers, LLC with the sole power to dispose and vote 2,690,185 shares of our common stock. The business address for Franklin Mutual Advisers, LLC is 51 John F. Kenney Parkway, Short Hills, New Jersey 07078.

(4)	FBR directly beneficially owns 1,167,500 shares issuable upon exercise of currently exercisable warrants and indirectly beneficially owns 2,084,510 as reported on a Schedule 13G filed on February 17, 2004. FBR is also acting as financial advisor to Saxon Capital on the REIT conversion for which it is receiving an advisory fee of 1% of gross proceeds received from Saxon REIT’s public offering, excluding sales of securities to Saxon Capital’s officers or directors. The business address of FBR is Potomac Tower, 1001 Nineteenth Street North, Arlington, Virginia 22209.

(5)	Based on a Schedule 13G filed on February 17, 2004 by Eubel Brady & Suttman Asset Management, Inc. with the sole power to dispose and vote 1,891,105 shares of our common stock. The business address for Eubel Brady & Suttman Asset Management, Inc. is 7777 Washington Village Drive, Suite 210, Dayton, Ohio, 45459.

(6)	Based on a Schedule 13G filed on February 12, 2004 by Wellington Management Company, LLP with the shared power to dispose of 1,525,200 shares and vote 1,064,900 shares of our common stock. The business address for Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(7)	Shares are held by TLT, Ltd., 433 Private Road 125, Savoy, Texas 75479. Stock options exercisable into common stock are held by Mr. Wageman. TLT, Ltd. is controlled by Mr. Wageman.

(8)	Includes only those shares beneficially owned by current executive officers and directors.

Item 13. Certain Relationships and Related Transactions

        During 2003, neither Saxon Capital nor any of its subsidiaries engaged in any related party transactions. Saxon Capital, however, expects that FBR, which owns more than 5% of Saxon Capital’s voting stock, will be the lead underwriter for Saxon REIT’s public offering that is currently expected to occur upon the consummation of the transactions contemplated by the REIT conversion. FBR is acting as financial advisor to Saxon Capital on the REIT conversion, for which it is receiving an advisory fee of 1% of gross proceeds received from Saxon REIT’s public offering, excluding sales of securities to Saxon Capital’s officers or directors.

        Mortgage Loans. During 2003, we originated mortgage loans to our officers and employees. These mortgage loans were underwritten to our underwriting guidelines. When making loans to our officers and employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 basis points from the market rate. At December 31, 2003, we had $12.0 million of unpaid principal balances related to mortgage loans originated for our officers and employees. Effective December 1, 2002, we no longer renew or make new mortgage loans to our executive officers or directors. We have never made loans to any of our independent directors.

Item 14. Principal Accountant Fees and Services

        The Audit Committee has appointed Deloitte & Touche LLP to serve as our independent public auditors for fiscal year 2004. Management has invited representatives of Deloitte & Touche LLP to be present at the meeting, and expects that they will attend. If present, these representatives will have the opportunity to make a statement if they desire to do so, and will be available to respond to appropriate questions from shareholders.

Independent Public Auditors’ Fees

        For its 2003 and 2002 services, we paid Deloitte & Touche LLP the following fees:

Audit Fees. The aggregate fees for professional services rendered by Deloitte & Touche LLP in connection with their audit of our annual consolidated financial statements as well as reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q for the 2003 and 2002 fiscal years were approximately $556,861 and $450,250, respectively.

Audit-Related Fees. The aggregate fees for all audit-related services rendered by Deloitte & Touche LLP in the 2003 and 2002 fiscal years were $107,482 and $139,810, respectively, which included attestation services rendered by Deloitte & Touche LLP for matters such as audits of employee benefit plans and agreed-upon procedures as well as consents relating to SEC registration statements and testing and implementation relating to Sarbanes-Oxley Section 404 in fiscal year 2003.

Tax Fees. There were no tax services rendered by Deloitte & Touche LLP in the 2003 and 2002 fiscal years.

All Other Fees. There were no other fees rendered by Deloitte & Touche LLP in the 2003 and 2002 fiscal years.

        The Audit Committee has considered whether the provision of services by Deloitte & Touche LLP under the caption “All Other Fees” above is compatible with maintaining the independence of Deloitte & Touche LLP.

Pre-Approval Policies and Procedures

        The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent public auditors. These services may include audit services, audit-related services, tax services and other services. All of the services provided by the independent public auditors described under “—Independent Public Auditors’ Fees” were pre-approved by the Audit Committee based on the Audit Committee’s policy for the pre-approval of services provided by the independent public auditors.

        The Audit Committee’s pre-approval policy and procedures include:

  reviewing the performance of the independent public auditors and annually appointing the independent public auditors or approving any discharge of the independent public auditors when circumstances warrant;
  approving the annual engagement of the independent public auditors for any and all services requested to be provided, including audit, audit-related, non-audit services, but the Audit Committee may also approve particular services on a case-by-case basis;
  prior to the engagement and thereafter as appropriate, reviewing and discussing with the independent public auditors of all significant relationships they have with Saxon Capital that could impair the independent public auditors’ independence, including consideration of the significance of any non-audit services being provided to Saxon Capital;
  considering and approving in advance any other audit or non-audit related services, detailed as to the particular service or category of services, under circumstances (other than permissible de minimus non-audit related services) proposed to be provided by the independent public auditors, which responsibility may be delegated to one or more members of the Audit Committee in the Audit Committee’s discretion with such member reporting any decisions to the Audit Committee at the next scheduled meeting;
  requiring management to prepare timely disclosure of any such audit or non-audit related services; and
  reviewing the independent public auditors’ annual audit plan and discussing the scope, staffing, locations, reliance upon management and general audit approach.

        The Audit Committee may not delegate to management its responsibilities to pre-approve services performed by the independent public auditors.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (c)     Exhibits.

        The following exhibits are filed herewith:

Exhibit
Number                                                                Description

31.1	Certification of Chief Executive Officer pursuant to Section 302
31.2	Certification of Chief Financial Officer pursuant to Section 302
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the city of Richmond, Commonwealth of Virginia, on April 29, 2004.

SAXON CAPITAL, INC By: /s/ Michael L. Sawyer —————————————— Michael L. Sawyer Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature ——————————	Capacity in Which to Sign —————————————	Date ————

* —————————— Richard A. Kraemer	Chairman of the Board of Directors	April 29, 2004

/s/ Michael L. Sawyer —————————— Michael L. Sawyer	Chief Executive Officer and Director (principal executive officer)	April 29, 2004

* —————————— Dennis G. Stowe	President and Chief Operating Officer and Director	April 29, 2004

* —————————— Edward G. Harshfield	Director	April 29, 2004

* —————————— Thomas J. Wageman	Director	April 29, 2004

* —————————— David D. Wesselink	Director	April 29, 2004

* —————————— Robert B. Eastep	Chief Financial Officer (principal financial and accounting officer)	April 29, 2004

*	Pursuant to the Power of Attorney previously included in the Form 10-K.
By: /s/ Michael L. Sawyer —————————————— Michael L. Sawyer Attorney-in Fact