Form 10-Q
period 2004-03-31
SAXON CAPITAL INC
filed 2004-05-13
CIK 1160425

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ______________

Commission File Number: 000-33485

SAXON CAPITAL, INC.
(Exact name of Registrant as specified in its charter)

Delaware	54-2036376
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation)

4860 COX ROAD, SUITE 300
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

As of April 30, 2004 there were 28,690,794 shares of our common stock, par value $0.01 per share, outstanding.

SAXON CAPITAL, INC.

Part I. Financial Information
Item 1. Financial Statements

Saxon Capital, Inc.
Condensed Consolidated Balance Sheets
(Dollars in thousands, except for share data)
(unaudited)

	March 31, 2004	December 31, 2003

Assets:
Cash	$6,795	$5,245
Accrued interest receivable	52,743	54,080
Trustee receivable	89,797	74,614
Mortgage loan portfolio	4,940,909	4,723,416
Allowance for loan loss	(33,837)	(43,369)

Net mortgage loan portfolio	4,907,072	4,680,047

Restricted cash	470,300	1,257
Servicing related advances	90,789	98,588
Mortgage servicing rights, net	39,042	41,255
Real estate owned	23,524	23,787
Other assets	67,764	79,959

Total assets	$5,747,826	$5,058,832

Liabilities and shareholders' equity:
Liabilities:
Accrued interest payable	$9,576	$8,602
Warehouse financing	426,368	427,969
Securitization financing	4,898,181	4,237,375
Note payable	25,000	25,000
Deferred tax liability	2,161	907
Other liabilities	25,889	13,933

Total liabilities	5,387,175	4,713,786

Commitments and contingencies - Note 9	—	—
Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares
authorized; shares issued and outstanding: 28,690,794 as of March
31, 2004 and 28,661,757 as of December 31, 2003	287	287
Additional paid-in capital	264,564	264,030
Other comprehensive loss, net of tax of $(6,442) and $(3,500)	(10,118)	(5,497)
Retained earnings	105,918	86,226

Total shareholders' equity	360,651	345,046

Total liabilities and shareholders' equity	$5,747,826	$5,058,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

1

Saxon Capital, Inc.
Condensed Consolidated Statements of Operations
(Dollars in thousands, except for share data)
(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Interest income	$90,999	$75,255
Interest expense	(33,167)	(26,661)

Net interest income	57,832	48,594
Provision for mortgage loan losses	(3,878)	(8,614)

Net interest income after provision for
mortgage loan losses	53,954	39,980
Servicing income, net of amortization and
impairment	4,892	7,580
Gain on sale of mortgage assets	2,551	6

Total net revenues	61,397	47,566
Expenses:
Payroll and related expenses	(15,644)	(14,278)
General and administrative expenses	(12,758)	(11,058)
Depreciation	(1,494)	(666)
Other expense	(1,143)	(659)

Total operating expenses	(31,039)	(26,661)
Income before taxes	30,358	20,905
Income tax expense	(10,666)	(8,021)

Net income	$19,692	$12,884

Earnings per common share:
Average common shares - basic	28,671,464	28,283,640
Average common shares - diluted	31,406,522	29,059,078
Basic earnings per common share	$0.69	$0.46
Diluted earnings per common share	$0.63	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

Saxon Capital, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(Dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance at January 1, 2004	28,661,757	$287	$264,030	$(5,497)	$86,226	$345,046
Issuance of common stock	29,037	—	327	—	—	327
Compensation expense on restricted stock units	—	—	207	—	—	207
Comprehensive income:
Net income	—	—	—	—	19,692	19,692
Add: change in unrealized loss on mortgage
securities	—	—	—	199	—	199
Add: reclassification adjustment for
unrealized gain on mortgage securities	—	—	—	290	—	290
Less: tax effect of above unrealized gain on
mortgage securities	—	—	—	(190)	—	(190)
Less: loss on cash flow hedging instruments	—	—	—	(8,125)	—	(8,125)
Add: reclassification adjustment for gain on
cash flow hedging instruments	—	—	—	72	—	72
Add: tax effect of loss on cash flow hedging
instruments	—	—	—	3,133	—	3,133

Total comprehensive loss	—	—	—	(4,621)	19,692	15,071

Balance at March 31, 2004	28,690,794	$287	$264,564	$(10,118)	$105,918	$360,651

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

Saxon Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(Dollars in thousands)

	Three Months Ended March 31,
	2004	2003

Operating Activities:
Net income from operations	$19,692	$12,884
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	9,989	5,222
Deferred income taxes	1,254	(2,622)
Impairment of assets	3,715	500
(Gain) loss from sale of assets	(2,551)	439
Provision for loan losses	3,878	8,614
(Recovery) provision for advanced interest losses	(60)	440
Decrease (increase) in servicing related advances	7,799	(2,584)
Decrease (increase) in accrued interest receivable	1,337	(4,956)
Increase in accrued interest payable	974	1,800
Increase in trustee receivable	(15,183)	(7,693)
Net change in other assets and other liabilities	22,109	4,649

Net cash provided by operating activities	52,953	16,693

Investing Activities:
Purchase and origination of mortgage loans	(795,543)	(726,057)
Principal payments on mortgage loan portfolio	424,978	248,075
Proceeds from the sale of mortgage loans	111,665	10,766
Proceeds from the sale of real estate owned	14,057	4,389
(Increase) decrease in restricted cash	(469,043)	300,631
Purchase of mortgage bonds	—	(3,000)
Principal payments received on mortgage bonds	3,584	973
Acquisition of mortgage servicing rights	(3,824)	(8,697)
Net capital expenditures	(1,944)	(1,783)

Net cash used in investing activities	(716,070)	(174,703)

Financing Activities:
Proceeds from issuance of securitization financing	1,115,475	770,396
Bond issuance costs	(4,121)	(2,587)
Principal payments on securitization financing	(443,400)	(250,994)
Repayment of warehouse financing, net	(1,601)	(354,545)
Purchases of derivative instruments	(2,013)	(8,743)
Proceeds received from issuance of stock	327	1,597

Net cash provided by financing activities	664,667	155,124

Net increase (decrease) in cash	1,550	(2,886)
Cash at beginning of period	5,245	8,098

Cash at end of period	$6,795	$5,212

Supplemental Cash Flow Information:
Cash paid for interest	$39,587	$33,308
(Refunds received) cash paid for taxes	$(725)	$10,061
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$26,903	$3,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Unaudited Notes to Condensed Consolidated Financial Statements

(1)      Organization and Summary of Significant Accounting Policies

(a)	The Company and Principles of Consolidation

        The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with the instructions to Form 10-Q and Article 10, Rule 10-01 of Regulation S-X for interim financial statements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America, or GAAP, for complete financial statements.

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2004. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Saxon Capital, Inc.‘s Annual Report on Form 10-K, as amended for the year ended December 31, 2003.

        Saxon Capital, Inc. (the “Company”) (NASDAQ: SAXN) was formed on April 23, 2001. The Company acquired all of the issued and outstanding capital stock of SCI Services, Inc. (“Predecessor”) from Dominion Capital, Inc. (“Dominion Capital”) on July 6, 2001. The Company had no activities between April 23, 2001 and the acquisition of Predecessor.

        The Company, through its wholly-owned subsidiaries Saxon Mortgage, Inc. (“Saxon Mortgage”) and America’s MoneyLine, Inc. (“America’s MoneyLine”), is licensed to originate loans or is exempt from licensing requirements, in 49 states. Its activities consist primarily of originating and purchasing single-family residential mortgage loans and home equity loans through three production channels — wholesale, correspondent, and retail. The Company may also, as servicer of record, purchase loans from prior securitizations pursuant to the clean-up call provisions of the trusts. Loans originated or purchased by the Company are secured by a mortgage on the borrower’s property. The Company then either sells these loans or accumulates such loans until a sufficient volume has been reached to securitize them. In addition, the Company, through its wholly-owned subsidiary Saxon Mortgage Services, Inc. (“Saxon Mortgage Services”), services and sub-services single-family mortgage loans throughout the country that primarily have been purchased or originated by the Company. The Company, headquartered in Glen Allen, Virginia, has operation centers of its subsidiaries in Fort Worth, Texas and Foothill Ranch, California and 27 branch offices located throughout the country at March 31, 2004. The focus of the Company is on originating and purchasing loans to homebuyers who generally do not meet the underwriting guidelines of one of the government-sponsored entities such as the Federal Home Loan Mortgage Corporation, (“Freddie Mac”), the Federal National Mortgage Association, (“Fannie Mae”), and the Government National Mortgage Association, (“Ginnie Mae”). Use of the term “Company” throughout these Unaudited Notes to Condensed Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company.

        The condensed consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

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

        The Company has elected to follow the intrinsic value method, in accounting for its stock options issued to employees and non-employee directors. Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. Any options issued to consultants are expensed based on fair value. As of March 31, 2004, no options have been granted to consultants. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to stock-based employee compensation using the Black-Scholes option pricing model.

	Three Months Ended March 31,
	2004	2003
	($ in thousands)

Net income, as reported	$19,692	$12,884
Deduct: Total stock-based compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(638)	(622)

Pro forma net income	$19,054	$12,262

Earnings per share:
Basic - as reported	$0.69	$0.46

Basic - pro forma	$0.67	$0.44

Diluted - as reported	$0.63	$0.44

Diluted - pro forma	$0.61	$0.42

(d)	Reclassifications

        Certain amounts for 2003 have been reclassified to conform to presentations adopted in 2004.

(e)	Recently Issued Accounting Standards

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

        In March 2004, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 105, Application of Accounting Principles to Loan Commitments, which addresses the proper accounting for loan commitments related to the origination of mortgage loans that will be held for resale. SEC registrants must follow the guidance in SAB No. 105 for any new loan commitments entered into beginning April 1, 2004. Since SAB No. 105 applies to the proper valuation and measurement of interest rate lock commitments classified as derivatives, management believes that SAB No. 105 is not applicable to the Company because its interest rate lock commitments are for loans that will be held for investment; therefore, under Statement of Financial Accounting Standard, or SFAS, No. 149, they are not considered to be derivatives.

(2)      Subsequent Events

        On April 2, 2004, the Company’s subsidiary formed for the purpose of effecting the proposed Real Estate Investment Trust (“REIT”) conversion, Saxon REIT, Inc., filed a pre-effective amendment to its S-4 registration statement 333-112834, and anticipates filing one or more additional pre-effective amendments. The Company plans to present the proposed REIT conversion to its shareholders for approval at its annual meeting, which is expected to be held in the second quarter of 2004. If approved, the Company expects the proposed REIT conversion to be completed during the third quarter of 2004.

        In April 2004, the Company purchased $1.1 billion in third party servicing rights for approximately $8.0 million.

        The Company’s Merrill Lynch Mortgage Capital $400.0 million repurchase facility was amended on May 3, 2004, extending the termination date of the facility to September 1, 2004.

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

	Three Months Ended March 31,
	2004	2003
	($ in thousands, except share data)

Basic:
Net income	$19,692	$12,884
Weighted average common shares outstanding	28,671,464	28,283,640

Earnings per share	$0.69	$0.46

Diluted:
Net income	$19,692	$12,884
Weighted average common shares outstanding	28,671,464	28,283,640
Dilutive effect of stock options, warrants and
restricted stock units	2,735,058	775,438

Weighted average common shares outstanding - diluted	31,406,522	29,059,078

Earnings per share	$0.63	$0.44

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

        Approximately 22% of the property securing the Company’s mortgage loan portfolio was located in the state of California at both March 31, 2004 and December 31, 2003, respectively. No other state comprised more than 9% of the Company’s mortgage loan portfolio at both March 31, 2004 and December 31, 2003, respectively.

        Mortgage loans reflected on the Company’s condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003 were comprised of the following:

	March 31, 2004	December 31, 2003
		($ in thousands)

Securitized mortgage loans - principal balance	$4,283,426	$4,078,468
Unsecuritized mortgage loans - principal balance	539,669	529,161
Premiums, net of discounts	60,400	53,066
Hedge basis adjustments	40,500	46,058
Deferred origination costs, net	10,422	9,374
Fair value adjustments	6,492	7,289

Total	$4,940,909	$4,723,416

        From time to time, the Company may choose to sell certain mortgage loans rather than securitize them. The following chart summarizes the Company’s activity with respect to sold mortgage loans during the periods presented.

	Three Months Ended March 31,
	2004	2003
	($ in thousands)

Mortgage loans sold:
Performing mortgage loans sold:
Non conforming first lien mortgages	$69,274	$—
Second lien mortgages	15,696	10,319
Delinquent mortgage loans(1)	24,465	—

Total mortgage loans sold	109,435	10,319
Yield adjustments	(290)	441
Cash received	111,665	10,766

Gain on sale of mortgage loans(1)(2)	$2,520	$6

(1)	Includes real estate owned that was part of a delinquent loan sale.

(2)	Total gain on sale of mortgage assets of $2,551 on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 includes the gain recognized on sale of other assets of approximately $31 thousand.

(5)      Allowance for Loan Loss

        The Company is exposed to risk of loss from its mortgage loan portfolio and establishes the allowance for loan loss taking into account a variety of criteria including the contractual delinquency status and historical loss experience. The allowance for loan loss is evaluated monthly and adjusted based on this review.

        Activity related to the allowance for loan loss for the mortgage loan portfolio for the three months ended March 31, 2004 and 2003 is as follows:

	Three Months Ended March 31,
	2004	2003
	($ in thousands)

Beginning balance	$43,369	$40,227
Provision for loan losses (1)	3,818	9,054
Charge-offs	(13,350)	(6,282)

Ending balance	$33,837	$42,999

(1)	Includes $(60) thousand and $0.4 million for the three months ended March 31, 2004 and 2003, respectively, related to advanced interest paid to securitization trusts but not yet collected. This amount is included as a component of interest income in the condensed consolidated statements of operations.

(6)      Mortgage Servicing Rights

        Mortgage servicing rights, or MSRs, are initially recorded at cost and subsequently amortized in proportion to and over the period of the anticipated servicing income to arrive at the carrying value. The amount recorded on the condensed consolidated balance sheets represents the carrying value less any temporary impairments of the Company’s servicing portfolio. As of March 31, 2004, the fair value of the mortgage servicing rights, based on independent appraisals, was measured at $58.8 million, compared to $46.8 million at December 31, 2003. The following table summarizes activity in mortgage servicing rights for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	($ in thousands)

Balance, beginning of period	$41,255	$24,971
Purchased	3,824	8,697
Amortization	(3,255)	(1,485)
Temporary impairment	(2,782)	(500)

Balance, end of period	$39,042	$31,683

        The following table summarizes the activity of our valuation allowance:

Valuation Allowance
($ in thousands)

Balance at January 1, 2004	$(687)
Temporary impairment	(2,782)
Permanent impairment	—

Balance at March 31, 2004	(3,469)

        As of March 31, 2004, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
($ in thousands)

April 2004 through December 2004	$10,461
2005	9,855
2006	6,510
2007	4,579
2008	3,247
Thereafter	7,859

Total	$42,511

(7)      Warehouse Financing, Securitization Financing and Note Payable

        A summary of the amounts outstanding and available under these agreements at March 31, 2004 and December 31, 2003 is as follows:

	March 31, 2004	December 31, 2003
	($ in thousands)

Debt Outstanding
Warehouse financing - loans and servicing advances	$130,342	$101,055
Repurchase agreements - loans	294,706	325,474
Repurchase agreements - mortgage bonds	1,320	1,440
Securitization financing - servicing advances	95,000	100,239
Securitization financing - loans and real estate owned	4,756,912	4,079,050
Securitization financing - net interest margin	46,269	58,086
Note payable	25,000	25,000

Total	$5,349,549	$4,690,344

The following table summarizes our contractual obligations at March 31, 2004:

As of March 31, 2004	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	($ in thousands)

Warehouse financing facility - line of credit	$130,342	$130,342	$—	$—	$—
Warehouse financing facility - repurchase
agreements	294,706	294,706	—	—	—
Repurchase agreements - bonds	1,320	1,320	—	—	—
Securitization financing - servicing advances (1)	95,000	34,025	35,307	10,234	15,434
Securitization financing - loans and real estate
owned (2)	4,756,912	1,762,853	1,768,092	508,814	717,153
Securitization financing - net interest margin(2)	46,269	38,748	7,521	—	—
Note payable	25,000	—	25,000	—	—

Total contractual cash obligations	$5,349,549	$2,261,994	$1,835,920	$519,048	$732,587

(1)	Amounts shown are estimated bond payments based on anticipated recovery of the underlying principal and interest servicing advances.

(2)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

        A summary of interest expense and the weighted average cost of funds is as follows:

	Three Months Ended March 31,
	2004	2003
	($ in thousands)

Interest Expense
Warehouse financing	$283	$245
Repurchase agreements	1,510	1,459
Securitization financing	30,085	23,699
Notes payable	497	493
Other	792	765

Total	$33,167	$26,661

Weighted Average Cost of Funds
Warehouse financing	1.56%	1.29%
Repurchase agreements	1.78%	2.03%
Securitization financing	2.65%	2.78%
Notes payable	8.00%	8.00%

Total	2.66%	2.81%

        During the three months ended March 31, 2004, the Company completed one securitization of mortgage loans, of which a portion was prefunded, ($647.7 million in principal balances and $9.0 million in unamortized basis adjustments). During the three months ended March 31, 2003, the Company completed the final funding of Saxon Asset Securities Trust (“SAST”) 2002-3 ($300.2 million in principal balances and $4.4 million in unamortized basis adjustments) and one additional securitization of mortgage loans ($750.0 million in principal balances and $11.2 million in unamortized basis adjustments).

        Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties, and events of default. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. At March 31, 2004, the Company was in compliance with all its covenants under the respective borrowing agreements.

(8)      Derivatives

        The Company accounts for its derivative financial instruments as cash flow hedges, which hedge the Company’s variable rate debt. At March 31, 2004 and December 31, 2003, the fair value of the Company’s derivatives totaled $(0.1) million and $5.7 million, respectively. The derivative fair value is held on the condensed consolidated balance sheet as part of other assets. As of March 31, 2004 and December 31, 2003, the mark to market adjustment on effective hedges recorded in accumulated other comprehensive loss was $(15.8) million with a tax benefit of $(6.1) million and $(7.7) million with a tax benefit of $(3.0) million, respectively. Accumulated other comprehensive loss relating to cash flow hedging is amortized into earnings through interest expense as the hedged risk affects earnings. The expected effect of amortization of the accumulated other comprehensive income on earnings for the next twelve months is $2.2 million of expense, depending on future performance. Hedge ineffectiveness associated with hedges resulted in $36.7 thousand of expense and $231.5 thousand of expense for the three months ended March 31, 2004 and 2003, respectively.

        At March 31, 2004 and December 31, 2003, the Company had $40.5 million and $46.3 million, respectively of basis adjustments on mortgage loans related to fair value hedging activity. The basis adjustment is amortized into earnings through interest income based on the life of the previously hedged loans.

(9)      Commitments and Contingencies

         Mortgage Loans

        At March 31, 2004 and December 31, 2003, the Company’s subsidiaries had commitments to fund mortgage loans with agreed-upon rates of approximately $220.1 million and $144.3 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        In connection with the approximately $1.1 billion of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of March 31, 2004, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, the Company may be required to remove loans from a securitization and replace them with cash or substitute loans. At March 31, 2004 there were no such breaches for any loans that had been securitized.

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

        The Company is subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. The Company accrues an estimate of the potential refunds of premium received on loan sales based upon historical experience. At March 31, 2004 and December 31, 2003, the liability recorded for premium recapture expense was $0.3 and $0.2 million, respectively.

         Mortgage Servicing Rights

        During the first quarter of 2004, the Company committed to purchase an additional $1.6 billion in third party servicing rights through the second quarter 2004, of which $1.1 billion was purchased in April 2004 for approximately $8.0 million.

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

        America’s MoneyLine is named in a case brought as a class action in Illinois. This is a class action suit alleging consumer fraud and unjust enrichment under Illinois law and similar laws of other states. The plaintiff alleges that she was improperly charged a fee for overnight delivery of mortgage loan documents. In December 2002, the Company filed a Petition to Compel Arbitration in the United States District Court for the Southern District of Illinois. The Motion to Compel Arbitration in federal court was denied on jurisdictional grounds. The Company appealed the District Court’s decision to the United States Court of Appeals for the Seventh Circuit. The Court of Appeals affirmed the District Court’s decision. The Company intends to file a motion to compel arbitration in state court. If the plaintiff achieves nationwide class certification and the case is decided adversely to America’s MoneyLine, the potential loss could materially and adversely affect the Company’s business. At this time, the Company cannot predict the outcome of this matter and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in the Company’s accompanying condensed consolidated financial statements.

        One of the Company’s subsidiaries, Saxon Mortgage Services, was named in a matter filed in the United States District Court for the Northern District of Illinois, Eastern Division as a class action. The plaintiffs alleged that Saxon Mortgage Services collected prepayment penalties on loans that had been accelerated, constituting violations of the Illinois Interest Act, the Illinois Consumer Fraud Act, similar laws, if any, in other states, and a breach of contract. The claims of one of the named plaintiffs have been settled, and the claims of the remaining named plaintiff against Saxon Mortgage Services have been dismissed without prejudice. The remaining named plaintiff re-filed the action in State Court. On the Company’s motion, the action was removed to Federal Court. The parties have agreed to a settlement that would require the Company to pay approximately $0.2 million to a group of 27 former Illinois borrowers and their attorneys in exchange for a dismissal. Accordingly, the Company accrued $0.2 million in the Company’s consolidated financial statements for the year ended December 31, 2003. The Court has entered an order approving the settlement, and we are in the process of performing our obligations under the settlement agreement. Each of the 27 former borrowers may choose to opt out of the settlement and may pursue individual actions against us. The settlement would not preclude former borrowers in other states from bringing similar claims, or attempting to assert similar claims as a class action.

         Insurance Policies

        As of March 31, 2004, the Company carried a primary directors and officers liability insurance policy for $10 million, excess directors and officer’s liability insurance policies totaling $40 million and key man insurance policies in the amount of $9.6 million. In addition, the Company carried a banker’s professional/lenders liability policy, a mortgage protection policy, a fiduciary liability policy and an employment practices liability policy for $10 million each; a financial institutions bond and a commercial umbrella coverage for $15 million each; a commercial general liability policy and a property insurance policy for $1 million per occurrence; and a business auto policy and worker’s compensation policy for $1 million per occurrence. For the three months ended March 31, 2004 and 2003, insurance expense amounted to $1.0 million and $0.6 million, respectively.

(10)      Segments

        The operating segments reported below are the segments of the Company for which separate financial information is available and for which net revenues and net operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

         The portfolio segment uses the Company’s equity capital and borrowed funds to invest in its mortgage loan portfolio, thereby producing net interest income. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms. The wholesale segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies and mortgage brokers. The correspondent segment purchases mortgage loans from correspondent lenders following a complete re-underwriting of each mortgage loan. The retail segment originates non-conforming mortgage loans directly to borrowers through its 27 branch offices.

        Segment net revenues and net operating income amounts include the following:

         Portfolio Segment

  net interest income after provision for mortgage loan losses, gain on sale of mortgage assets, and
  general and administrative expenses.

         Servicing Segment

  servicing income,
  general and administrative expenses, and
  other income and expense.

         Wholesale, Correspondent, and Retail Segments

  general and administrative expenses, and
  other income and expense.

        The wholesale, correspondent, and retail segments collect revenues, such as origination and underwriting fees and other certain nonrefundable fees, that are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment. As such, these fees are not included below in the wholesale, correspondent, and retail segments.

        Management evaluates assets only for the servicing and portfolio segments. Assets not identifiable to an individual segment are corporate assets, which are comprised of cash and other assets.

	Three Months Ended March 31,
	2004	2003
	($ in thousands)

Segment Net Revenues:
Portfolio revenues, net of interest expense and provision for mortgage loan losses	$56,505	$39,986
Servicing revenues, net of amortization and impairment	4,892	7,580
Wholesale	—	—
Correspondent	—	—
Retail	—	—

Total segment net revenues	$61,397	$47,566

Segment Net Operating Income:
Portfolio	$54,146	$38,121
Servicing (1)	(2,821)	1,621
Wholesale	(8,550)	(8,276)
Correspondent	(3,164)	(2,971)
Retail	(9,253)	(7,590)

Total segment net operating income	$30,358	$20,905

	March 31, 2004	December 31, 2003

Segment Assets:
Portfolio	$5,543,436	$4,833,785
Servicing	129,831	139,843

Total segment assets	$5,673,267	$4,973,628

Corporate assets	74,559	85,204

Total assets	$5,747,826	$5,058,832

        (1)        The Company includes all costs to service mortgage loans within the servicing segment.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion should be read in conjunction with the unaudited condensed consolidated financial statements, notes and tables included elsewhere in this report and in the Saxon Capital, Inc. Annual Report on Form 10-K, as amended for the year ended December 31, 2003, or the 2003 Form 10-K, filed with the Securities and Exchange Commission, or the SEC. Certain information contained in this Report constitutes forward-looking statements under Section 27 of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Generally, forward-looking statements can be identified by the use of forward-looking terminology including, but not limited to, “may,” “will,” “expect,” “intend,” “should,” “anticipate,” “estimate,” “is likely to,” “could,” “are confident that,” or “believe” or comparable terminology. All statements contained in this item as well as those discussed elsewhere in this Report addressing our operating performance, events, or developments that we expect or anticipate will occur in the future, including statements relating to net interest income growth, earnings or earnings per share growth, and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements. The forward-looking statements are based upon management’s views and assumptions, as of the date of this Report, regarding future events and operating performance, and are applicable only as of the dates of such statements. By their nature, all forward-looking statements involve risk and uncertainties. Actual results may differ materially from those contemplated by the forward-looking statements for a number of reasons. Factors which might cause actual results to differ from our plans and expectations and which could have a material adverse affect on our operations and future prospects include, but are not limited to:

  changes in overall economic conditions or unanticipated changes in interest rates;
  our ability to successfully implement our growth strategy;
  greater than expected declines in consumer demand for residential mortgages, particularly non-conforming loans.
  our ability to sustain loan origination growth at levels sufficient to absorb costs of production and operational costs;
  continued availability of financing facilities and access to the securitization markets or other funding sources;
  deterioration in the credit quality of our loan portfolio;
  lack of access to the capital markets for additional funding;
  challenges in successfully expanding our servicing platform and technological capabilities;
  failure to complete the proposed Real Estate Investment Trust, or REIT, conversion or difficulty in satisfying complex rules in order for us to qualify as a real estate investment trust, or REIT, for federal income tax purposes;
  the ability of certain of our subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes;
  our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by the federal income tax laws and regulations applicable to REITs;
  changes in federal income tax laws and regulations applicable to REITs;
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

Executive Overview

Industry Overview

        According to the Mortgage Bankers Association of America’s, or MBAA, website as of April 14, 2004, lenders in the United States originated $3.8 trillion in single-family mortgage loans in 2003. Approximately 66% of the loan originations in 2003 was attributable to mortgage loan refinancings by customers taking advantage of the decline in interest rates during 2003. Lenders in the United States are expected to originate approximately $2.6 trillion in single-family mortgage loans in 2004. We believe that the projected decline is largely attributable to a reduction in refinancing of conforming loans as interest rates rise. Generally, we believe sub-prime borrowers are not solely motivated by fluctuations in interest rates; thus, we do not expect the same level of decline in the non-conforming market, as discussed in “Mortgage Loan Portfolio by Borrower Purpose.” Based on our strategic growth plans, we expect our 2004 production levels to increase over 2003.

Company Overview

        Our primary business strategy is to manage and grow on our balance sheet our portfolio of non-conforming mortgage loans to produce stable net interest and fee income. We earn our revenues and generate cash flows from the interest income from those mortgages and from servicing loans for other companies. We pay interest to finance our mortgage loan portfolio and we incur general and administrative expenses to operate our business. We maintain a provision for mortgage loan losses for currently existing probable losses on mortgage loans that are in our portfolio.

        Our primary means of growing our portfolio is our three loan production business channels, which we call our retail, wholesale, and correspondent business channels. We refer to our retail, wholesale, and correspondent channels collectively as our “production channels.” Our fourth business channel is our servicing operations through which we service the loans in the portfolio, as well as loans owned by third parties. We conduct our wholesale and our correspondent business channels, as well as secondary marketing, master servicing, and other administrative functions through Saxon Mortgage, Inc., which we refer to as Saxon Mortgage, and our retail business channel through America’s MoneyLine, Inc., which we refer to as America’s MoneyLine. We conduct our servicing business channel through Saxon Mortgage Services, Inc., referred to as Saxon Mortgage Services. See “Results of Operations” for a complete discussion of our consolidated results as well as our four business channels and our portfolio segment, which we present as segment results. Throughout our discussion of our business operations, words such as “we” and “our” are intended to include these operating subsidiaries.

        At Saxon Mortgage, our wholesale channel originates or purchases loans through its network of approximately 4,000 independent brokers throughout the country. At America’s MoneyLine, our retail channel originates mortgage loans directly to borrowers through its retail branch network of 27 locations, and also uses direct mail and the Internet to originate loans. Our correspondent channel purchases mortgage loans from approximately 350 correspondent lenders following a complete re-underwriting of each mortgage loan. For the three months ended March 31, 2004 and 2003, we originated, purchased or called approximately $778.7 million and $714.1 million, respectively, and securitized approximately $647.7 million and $1.1 billion of residential mortgage loans, respectively. Called loans occur upon exercise of the clean-up call option by us, as servicer or master servicer, of the securitized pools of our predecessor for which Dominion Capital retained residual interests. A clean-up call option is an option to acquire all remaining mortgage loans, and any real estate owned, referred to as REO, in a securitized pool that arises at the time the aggregate unpaid scheduled principal balance of the loans declines to an amount that is less than 10% of the aggregate unpaid scheduled principal balance of the total pool at the time of securitization. In some cases the rights to exercise the call option, as well as the pool of called loans, may be owned by an unaffiliated third party.

        We intend to continue accessing the asset-backed securitization market to provide long-term financing for our mortgage loans. We finance the loans initially under one of several different secured and committed warehouse financing facilities on a recourse basis. These loans are subsequently financed using asset-backed securities issued through securitization trusts. From May 1996 to March 31, 2004, we securitized approximately $16.5 billion in mortgage loans. Since July 6, 2001, we have structured our securitizations as financing transactions for financial reporting purposes under accounting principles generally accepted in the United States of America, or GAAP. Accordingly, following a securitization, (1) the mortgage loans we originate or purchase remain on our condensed consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans. Set forth below is a diagram of our business functions and the related key drivers of our financial results.

SHARED SERVICES AND ADMINISTRATION
G&A Expenses
LOAN PRODUCTION
LOAN SERVICING
SALES
Gain on Sale of
Mortgage Assets
WHOLESALE
RETAIL
CORRESPONDENT
Net Cost to Produce
General and Administrative Costs
Deferred Origination Fees and Costs
OWNED
PORTFOLIO
Net Interest Margin
Loan Loss Reserve/Provision
SERVICING
Ancillary Servicing Fees
Cost to Service
General and Administrative Costs
PURCHASE
3rd PARTY
PORTFOLIO
Servicing Fees
Ancillary Servicing Fees
Servicing Rights Mortgage

        In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we present certain data that we consider helpful in understanding our financial condition and results of operations. Descriptions of these financial measures are set forth below.

        Net Cost to Produce. Our net cost to produce is calculated as our general and administrative costs and premium paid, net of fees collected, divided by dollar volume.

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

        Delinquency and Loan Loss Experience. We review our loans for delinquency and loan loss experience. Loans with higher credit scores typically have lower frequency of foreclosure and loss. We examine our portfolio on a static pool basis, or each year’s production over time, to assess whether we are experiencing an increase or decrease in overall losses. Loss severities tend to increase with rising frequency of loan losses and as aged REO properties begin to liquidate. Losses are a function of loan size, property type, foreclosure type, and loss mitigation strategy. We take steps to lessen the probability of loss events. For example, we limit both the maximum and minimum loan amount allowed. This has the effect of raising the average loan size in the portfolio because small balance loans are difficult to market after foreclosure, which depresses their value.

        Reconciliation of Trust Losses and Charge-offs. We present a reconciliation of securitization trust losses and charge-offs because management believes that it is meaningful to show both measures of losses since it is a widely accepted industry practice to evaluate losses on a trust level and since this information is provided on a monthly basis for each securitization to investors. However, these losses are recorded as charge-offs in our condensed consolidated financial statements. GAAP requires losses to be recognized immediately upon a loan being transferred to real estate owned, whereas a trust does not recognize a loss on real estate owned until the loan is sold. This causes a timing difference between charge-offs and trust losses. In addition, the trust losses exclude losses resulting from delinquent loan sales.

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

        Descriptions of certain components of our revenues and expenses are set forth in our 2003 Form 10-K.

First Quarter 2004 Highlights

Earnings Overview

        Net income increased $6.8 million, or 53%, to $19.7 million for the first quarter of 2004 from $12.9 million in the first quarter of 2003, due primarily to (1) an increase in net interest income of $9.2 million, or 19%, to $57.8 million for the first quarter of 2004 from $48.6 million for the first quarter of 2003, (2) a decrease in our provision for mortgage loan losses of $4.7 million, or 55%, to $3.9 million in the first quarter of 2004 from $8.6 million in the first quarter of 2003, partially offset by (3) an increase in operating expenses of $4.3 million, or 16%, to $31.0 million in the first quarter of 2004 from $26.7 million in the first quarter of 2003, (4) a decrease in servicing income of $2.7 million, or 36%, to $4.9 million in the first quarter of 2004 from $7.6 million in the first quarter of 2003, and (5) an increase in gain on sale of mortgage assets of $2.6 million, or 100% in the first quarter of 2004.

        Diluted earnings per share increased $0.19, or 43%, to $0.63 for the first quarter of 2004 from $0.44 for the first quarter of 2003. The increase in diluted earnings per share did not fully reflect our increase in net income because of the dilutive effect of our outstanding stock options and stock warrants.

Financial Condition Overview

        Our mortgage loan portfolio, net increased $0.2 billion, or 4%, to $4.9 billion at March 31, 2004 from $4.7 billion at December 31, 2003. Our reserve for loan losses decreased $9.6 million, or 22%, to $33.8 million at March 31, 2004 from $43.4 million at December 31, 2003. Despite charge-offs of $13.4 million during the quarter we had a provision of $3.8 million. Management believes the loan loss reserve is adequate due to the increased credit quality of the portfolio and reduced delinquencies, as we continue to experience lower delinquencies in our 2002 and 2003 portfolios as compared to our 2001 portfolio. During the first quarter of 2004, we completed a whole loan sale of $69.3 million in first mortgage production at a weighted average price of 105.25% of the outstanding mortgage balances. Further discussion of the composition (including credit quality) of our mortgage loan portfolio can be found in “Mortgage Loan Portfolio.”

Cash Flow Overview

        Our cash flows from operations increased $36.3 million, or 217%, to $53.0 million in the first quarter of 2004, from $16.7 million in the first quarter of 2003. We also generated $664.7 million from our financing activities and used $716.1 million in our investing activities during the first quarter of 2004. At March 31, 2004, we had approximately $134.3 million of working capital, as calculated under our working capital formula, and $1.8 billion in committed facilities. This compares to working capital of $106.5 million and $1.5 billion of committed facilities at December 31, 2003 and working capital of $94.5 million and $1.5 billion of committed facilities at March 31, 2003. Further discussion of our cash flows and borrowing activities can be found in “Liquidity and Capital Resources”.

Mortgage Loan Production Overview

        Our total mortgage loan production, including called loans of $136.3 million, increased $64.6 million, or 9%, to $778.7 million in the first quarter of 2004 from $714.1 million in the first quarter of 2003. We did not call any loans during 2003. During the first quarter of 2004, we called three of our 1998 securitizations that were completed under our previous ownership. These loans were added to our portfolio and financed through our SAST 2004-1 securitization. The coupons of these loans generally reflect the interest rate environment of the period they were originated or purchased; therefore, in this case they generally have higher coupons. These loans also generally have lower loan to values and higher credit characteristics as these loans are all performing and are approximately six to seven years old. Excluding the loans called during the first quarter of 2004, our production decreased 10% during the first quarter of 2004 as compared to the first quarter of 2003. This decline was generally due to market conditions and increased pricing competition in the correspondent flow marketplace as well as our largest flow customer converting to a bulk customer during the first quarter of 2004. Further discussion of our total mortgage loan production can be found in “Mortgage Loan Production”.

2004 Expectations

         REIT Conversion

        On January 26, 2004, we announced that our Board of Directors had authorized us to convert to a REIT, subject to shareholder approval and other conditions. If approved, we expect the proposed REIT conversion to be completed during the third quarter of 2004.

        On February 13, 2004, our wholly owned subsidiary formed for the purpose of effecting the proposed REIT conversion, Saxon REIT, Inc., filed a preliminary proxy statement/prospectus with the Securities and Exchange Commission as part of a Form S-4 registration statement 333-112834. On April 2, 2004, Saxon REIT filed a pre-effective amendment number 1 to its S-4 and anticipates filing one or more additional pre-effective amendments. The proposed REIT conversion contemplates us becoming a subsidiary of Saxon REIT, Inc., by means of a merger. Saxon REIT will become a publicly traded company and elect REIT status. We plan to present the merger agreement to our shareholders for approval at our annual meeting, which is expected to be held in the second quarter of 2004. Shareholders and investors are urged to read the definitive proxy statement/prospectus when it becomes available because it contains important information, including detailed risk factors, about Saxon and the proposed transaction. A copy of the proxy statement/prospectus and other relevant documents are available free of charge at the SEC’s website (www.sec.gov) or can be obtained by contacting us at the address listed above.

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

        There can be no assurance that the proposed REIT conversion will be consummated, and if it is not consummated, we will continue to operate our business as we have been doing so in the past and we will record as a charge to income the expenses we have incurred pursuing the REIT conversion strategy.

        We expect to experience increased costs primarily related to additional staffing to ensure compliance with REIT qualification rules in connection with the REIT conversion in 2004. However, we expect the benefits of the conversion will compensate for such increased costs.

        In addition, as part of the proposed REIT conversion, we intend to raise additional capital, which we currently expect to be approximately $500 million, in a public offering. We expect to use the proceeds from this offering to retire a $25 million 8% promissory note of Saxon, to pay the cash portion of the merger consideration, and for working capital. Earnings of our taxable REIT subsidiaries will be taxed and retained in the subsidiaries as retained earnings. To the extent that our taxable REIT subsidiaries do not dividend these retained earnings to us, these earnings will not be distributed as dividends to our shareholders. We anticipate that we will be able to grow shareholder equity through the retained earnings of our taxable REIT subsidiaries.

         Revenue Growth

        In 2004, we expect interest rates to rise and we intend to shift our focus towards lower credit quality loans. As a result, we expect to earn better yields on the loans we originate in 2004; however, we may also experience greater delinquencies and defaults typically associated with lower credit quality loans. In addition, we intend to continue to grow our mortgage loan portfolio and servicing portfolio.

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

  accounting for net interest income;
  allowance for loan loss;
  mortgage servicing rights valuation;
  accounting for hedging activities;
  deferral of direct loan origination fees and costs; and
  accounting for income taxes.

        With the exception of accounting for income taxes, we do not expect to change our critical accounting estimates as a result of the proposed REIT conversion.

Accounting for Net Interest Income

        Net interest income is calculated as the difference between our interest income and interest expense. Interest income on our mortgage loan portfolio is a combination of accruing interest based on the outstanding balance and contractual terms of the mortgage loans and the amortization of yield adjustments using the interest method, principally the amortization of premiums, discounts, and other net capitalized fees or costs associated with originating our mortgage loans. These yield adjustments are amortized against interest income over the lives of the assets using the interest method adjusted for the effects of estimated prepayments. Management does not currently use the payment terms required by each loan contract in the calculation of amortization. Because we hold a large number of similar loans for which prepayments are probable, we currently use a prepayment model to project loan prepayment activity based upon loan age, loan type and remaining prepayment penalty coverage. Estimating prepayments and estimating the remaining lives of our mortgage loan portfolio requires management judgment, which involves consideration of possible future interest rate environments and an estimate of how borrowers will behave in those environments. Reasonableness tests are performed against past history, mortgage asset pool specific events, current economic outlook and loan age to verify the overall prepayment projection. If these mortgage loans prepay faster than originally projected, GAAP requires us to write down the remaining capitalized yield adjustments at a faster speed than was originally projected, which would decrease our current net interest income.

        Interest expense on our warehouse and securitization financings is a combination of accruing interest based on the contractual terms of the financing arrangements and the amortization of premiums, discounts, bond issuance costs, and accumulated other comprehensive income relating to cash flow hedging using the interest method.

        Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans and by purchasing and originating mortgage loans with prepayment penalties. Those penalties typically expire two to three years from origination. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage portfolio will increase as these predominately adjustable rate loans reach their initial adjustments during 2004 and 2005 due to the high concentration of two to three year hybrid loans we originated or purchased during 2002 and 2003. The constant prepayment rate, or CPR, currently used to project cash flows is 35 CPR. Actual prepayment penalty income is recorded as cash is collected and is not recorded based on CPR assumptions. Therefore, in instances where our CPR increases, we anticipate also having an increase in prepayment penalty income.

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

        Provisions are made to the allowance for loan loss for currently impaired loans in the outstanding mortgage loan portfolio. We define a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Charge-offs to the allowance are recorded at the time of liquidation or at the time the loan is transferred to real estate owned. The allowance for loan loss is regularly evaluated by management for propriety by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan loss. Our roll rate analysis is defined as the historical progressing of our loans through the various delinquency statuses. Our static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio. Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all basis adjustments, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date. If actual results differ from our estimates, we may be required to adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses.

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

        The carrying values of the MSRs are amortized in proportion to, and over the period of, the anticipated net servicing income. MSRs are assessed periodically to determine if there has been any impairment to the carrying value, based on the fair value at the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including the date of the related securitization. We obtained an independent third-party valuation to determine the fair value of our MSRs at March 31, 2004 and December 31, 2003. We regularly obtain valuations for our MSRs.

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

Accounting for Hedging Activities

        We incorporate the use of derivative instruments to manage certain risks. We have qualified for hedge accounting treatment for all of our derivative instruments, which are accounted for as cash flow hedges. This is because on the date a derivative instrument agreement is entered into, we designate it as a hedge of a forecasted transaction or of the variability of cash flows to be paid related to a recognized liability. In accordance with GAAP, the effective portions of the changes in fair value of our derivative instruments are reflected in accumulated other comprehensive income and is amortized or accreted into earnings through interest expense as the hedged transaction affects interest expense. To qualify for hedge accounting, we must demonstrate initially, and on an ongoing basis, that our derivative instruments are expected to be and are, respectively, highly effective at offsetting the designated risk. The determination of effectiveness is the primary assumption and estimate used in accounting for our hedge transactions. In instances where we use swaps as a hedge, the swap rate is fixed and compared monthly to the one-month London Inter-Bank Offered Rate, or LIBOR, index. The payment of interest on our bonds issued in a securitization transaction is also based on LIBOR. Therefore, we consider the swaps to be an effective hedge against interest rate risk. Likewise, when we use options as a hedge, such as caps and floors, they also are considered to be effective hedges because these options are based on the LIBOR index. In the case where we may use Eurodollar futures, correlation analysis is necessary since a slight amount of basis risk can occur. The correlation calculation for Eurodollars is calculated by capturing historic swap rates and the corresponding Eurodollar prices, and then calculating a financing rate, for the maturity deemed necessary. The impact of market changes on the hedged item and the derivative are recorded over the relevant hedging periods and correlation statistics are evaluated. The difference between a 100% correlation result and our actual correlation percentage is used to calculate any ineffective portion related the Eurodollar futures; which is recorded as an expense in the income statement.

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

        The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on an estimate of the standard cost per loan originated. The standard cost per loan is based on the amount of time spent and costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost structure related to successful loan origination efforts for the three months ended March 31, 2004. Management periodically reviews its time and cost estimates to determine if updates and refinements to the deferral amounts are necessary. Updates would be considered necessary if it was determined that the time spent and/or costs incurred related to performing the above activities had significantly changed from the previous period. This estimate is made for all loans originated by our wholesale and retail channels. Correspondent originations are not included, as we purchase these loans as closed loans and therefore, loan origination costs related to these purchases are recorded as incurred.

Accounting for Income Taxes

        Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of March 31, 2004, we have not recorded a valuation allowance on our deferred tax assets based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our recent earnings history, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive operating income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize all of our deferred tax assets if we believe that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from our deferred tax assets.

        Pending shareholder approval of the merger agreement which is required in connection with our proposed REIT conversion, we expect to elect to be taxed as a REIT beginning at the conversion date and intend to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. Accordingly, we will not be subject to federal or state income tax on net income that is distributed to shareholders to the extent that our annual distributions to shareholders are equal to at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) for a given year and as long as certain asset, income and stock ownership tests are met. In the event that we do not qualify as a REIT in any year, we would be subject to federal income tax as a domestic corporation and the amount of our after-tax cash available for distribution to our shareholders would be reduced. However, our taxable REIT subsidiaries will be subject to federal income tax and we intend to continue to employ the accounting policy described above with respect to our taxable REIT subsidiaries.

        For further information on our critical accounting estimates, refer to our 2003 Form 10-K for the year ended December 31, 2003.

Consolidated Results

         Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

         General

        Net income increased $6.8 million, or 53%, to $19.7 million for the three months ended March 31, 2004, from $12.9 million for the three months ended March 31, 2003. The increase was primarily the result of increased net interest income after provision for loan losses, which was a result of the growth and credit quality of our mortgage loan portfolio. This increase was partially offset by a decrease in servicing income, net of amortization and impairment, and an increase in total operating expenses during the first quarter of 2004. A key driver to our net interest income is the net interest margin on our mortgage loan portfolio. We experienced a decline in net interest margin quarter over quarter largely reflecting a shift in our mortgage loan portfolio to a higher rated credit quality mix and the lower interest rate environment. Because of this we have seen lower weighted average coupons on our mortgage loan portfolio. Due to the higher rated credit quality mix, we continue to experience lower delinquencies in the 2002 and 2003 portfolio as compared to the 2001 portfolio. Total delinquencies decreased $122.4 million from December 31, 2003 to March 31, 2004. This trend has benefited our provision for loan losses. While we charged off $13.4 million during the quarter, we provided $3.8 million in provision for loan losses during the quarter. In addition, the lower interest rates have caused higher refinance activity, which has generated higher prepayment penalty income during the first quarter of 2004 compared with the first quarter of 2003.

         Revenues

        Total net revenues increased $13.8 million, or 29%, to $61.4 million for the three months ended March 31, 2004, from $47.6 million for the three months ended March 31, 2003. Our increase in total net revenues is due to: (1) an increase in total net interest income after provision for mortgage loan losses resulting from the continued growth of our owned portfolio and; (2) a decrease in our provision for mortgage loan losses; (3) partially offset by a decrease in servicing income, net of amortization and impairment, resulting from an increase in temporary impairment of our MSRs recorded during the first quarter of 2004.

        Interest Income. Interest income increased $15.7 million, or 21%, to $91.0 million for the three months ended March 31, 2004, from $75.3 million for the three months ended March 31, 2003. The increase in interest income is due primarily to: (1) an increase in gross interest income from increases in our mortgage loan portfolio, partially offset by the impact of lower interest rates; (2) an increase in prepayment penalty income resulting from the declining interest rate environment; (3) and a decrease in the amortization of fair value hedges. These increases were partially offset by an increase in amortization of yield adjustments. As shown in the table below, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, our interest income decreased $3.7 million as a result of a declining interest rate environment and increased $19.5 million due to an increase in our mortgage loan portfolio.

         Rate/Volume Table For the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

	Change in Rate	Change in Volume	Total Change in Interest Income
	($ in thousands)

Securitized loans	$(2,788)	$18,442	$15,654
Warehouse loans	(317)	1,142	825
Mortgage bonds	(624)	(106)	(730)
Other	—	(5)	(5)

Total	$(3,729)	$19,473	$15,744

        The growth in interest income correlates to the expansion of our mortgage loan portfolio. The mortgage loan portfolio increased 23% from $4.0 billion at March 31, 2003 to $4.9 billion at March 31, 2004. However, this growth was offset partially by the 64 basis point decrease in the gross weighted-average coupon due to the declining interest rate environment experienced during the first quarter of 2004 and an increase in credit grade in our mortgage loan portfolio. Our weighted-average credit score increased to 611 at March 31, 2004 from 603 at March 31, 2003. We anticipate that our gross interest income will continue to grow as our mortgage loan portfolio increases and as interest rates rise. We also expect that our interest income may increase in 2004 as we originate or purchase lower credit quality loans that typically yield higher interest. See “Mortgage Loan Portfolio”.

        Prepayment penalty income increased $2.8 million, or 55%, to $7.9 million for the three months ended March 31, 2004, from $5.1 million for the three months ended March 31, 2003. The declining interest rate environment contributed to the increase in prepayment penalty income earned, since mortgage loan prepayments tend to increase as interest rates decline. We expect that prepayment penalty income may decrease in 2004 if interest rates rise; however, we also expect to generate higher interest income on loans we originate during a rising interest rate environment to offset this decline. Effective July 1, 2003, government regulations related to the Alternative Mortgage Transactions Parity Act were amended to restrict the ability of state-chartered mortgage lenders to charge prepayment penalties on certain types of mortgage loans. Management expects that these amendments could reduce our prepayment penalty income in future periods.

        Amortization expense of yield adjustments increased $2.1 million, or 43%, to $7.0 million for the three months ended March 31, 2004, from $4.9 million for the three months ended March 31, 2003. This increase was predominantly caused by the amortization related to the yield adjustments on loans originated during 2003 and during the first quarter of 2004, which increased due to the origination and purchase of more mortgage loans. We expect that the amortization of yield adjustments will continue to increase in 2004 due to our anticipated mortgage loan portfolio growth, and that generally our amortization of yield adjustments should increase as our interest income increases. We also expect our amortization of yield adjustments to fluctuate as prepayment speeds fluctuate in the future.

        The amortization expense of fair value hedges decreased $0.6 million, or 10%, to $5.6 million for the three months ended March 31, 2004 from $6.2 million for the three months ended March 31, 2003. The amortization of fair value hedging should decline in future years as the existing balance of $40.5 million at March 31, 2004 continues to decrease. We do not expect to use fair value hedges, as we now use cash flow hedging for all future hedging transactions.

        The following table presents the average yield on our interest-earning assets for the three months ended March 31, 2004 and 2003, respectively.

         Interest Income Yield Analysis For the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

	Three Months Ended March 31, 2004				Three Months Ended March 31, 2003
	Average Balance	Interest Income	Average Yield		Average Balance	Interest Income	Average Yield
	($ in thousands)

Gross	$4,726,335	$95,647	8.09%		$3,723,306	$81,284	8.73%
Add prepayment penalty income	—	7,909	0.67%		—	5,067	0.54%
Less amortization of yield adjustments (1)	—	(7,000)	(0.5	9)%	—	(4,897)	(0.5	3)%
Less amortization of fair value hedges	—	(5,557)	(0.4	7)%	—	(6,199)	(0.6	7)%

Total interest-earning assets	$4,726,335	$90,999	7.70%		$3,723,306	$75,255	8.08%

    (1)        Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

        Interest Expense. Interest expense increased $6.5 million, or 24%, to $33.2 million for the three months ended March 31, 2004, from $26.7 million for the three months ended March 31, 2003. The table below presents the total change in interest expense from the three months ended March 31, 2003 to the three months ended March 31, 2004, and the amount of the total change that is attributable to declining interest rates and an increase in our outstanding debt related to an increase in our loan production. As shown in the table below, for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, our interest expense decreased $1.3 million as a result of a declining interest rate environment and increased $7.8 million due to an increase in our borrowings relating to an increase in our mortgage loan production.

         Rate/Volume Table For the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

	Change in Rate	Change in Volume	Total Change in Interest Expense
			($ in thousands)

Securitization financing	$(1,166)	$7,552	$6,386
Warehouse financing:
Lines of credit	50	(12)	38
Repurchase agreements	(181)	232	51
Other	4	27	31

Total	$(1,293)	$7,799	$6,506

        As seen in the table below, this interest expense increase is primarily related to the average balance of borrowings increasing 32% from $3.8 billion for the three months ended March 31, 2003, to $5.0 billion for the three months ended March 31, 2004, as a result of the growth in our mortgage loan portfolio. This interest expense increase was partially offset by the accretion of yield adjustments for the three months ended March 31, 2004, as well as a decrease in the average yield on interest-bearing liabilities resulting from declining interest rates in the first quarter of 2004. The accretion of yield adjustments increased from $7.3 million for the three months ended March 31, 2003 to $7.5 million for the three months ended March 31, 2004, or 3%. This was due to increased bond premiums associated with $1.1 billion of bonds issued during 2004 as a result of our mortgage loan securitizations. The table below presents the average yield on our interest-bearing liabilities for the three months ended March 31, 2004 and 2003, respectively.

         Interest Expense Yield Analysis For the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

	Three Months Ended March 31, 2004				Three Months Ended March 31, 2003
	Average Balance	Interest Expense	Average Yield		Average Balance	Interest Expense	Average Yield
	($ in thousands)

Warehouse financing	$72,042	$444	2.44%		$75,715	$475	2.51%
Less compensating balance credits (1)	—	(161)	(0.8	8)%	—	(231)	(1.2	2)%

Net warehouse financing	72,042	283	1.56%		75,715	244	1.29%

Repurchase agreements	336,200	1,510	1.78%		287,117	1,459	2.03%
Securitization financing:
Gross	4,546,495	37,478	3.30%		3,412,266	32,146	3.77%
Less accretion of yield adjustments (2)	—	(7,465)	(0.6	6)%	—	(7,304)	(0.8	6)%
Add amortization (accretion) of cash
flow hedges	—	72	0.01%		—	(1,143)	(0.1	3)%

Net securitization financing:	4,546,495	30,085	2.65%		3,412,266	23,699	2.78%

Notes payable	25,000	497	8.00%		25,000	493	8.00%
Other expenses	—	792	—		—	766	—

Total interest-bearing liabilities	$4,979,737	$33,167	2.66%		$3,800,098	$26,661	2.81%

(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts, bond issuance costs and accumulated other comprehensive income relating to cash flow hedging related to our bonds.

        Net Interest Margin. For the three months ended March 31, 2004, our net interest margin was 4.9%, as compared to 5.2% for the three months ended March 31, 2003. We experienced lower interest margin during the first quarter of 2004 as compared to the first quarter of 2003 related to higher weighted average coupon collateral being replaced by lower weighted average coupon collateral, higher prepayment speeds, higher credit quality production, and increased amortization of our yield adjustments. However, we anticipate that net interest margin may stabilize in future periods if interest rates increase, as prepayments may begin to stabilize and decline, and as a result of management’s anticipated shift toward higher weighted average coupons from a somewhat lower credit quality product going forward.

        Provision for Mortgage Loan Losses. Provision for mortgage loan losses decreased $4.7 million, or 55%, to $3.9 million for the three months ended March 31, 2004, from $8.6 million for the three months ended March 31, 2003. This decrease is a result of the improved credit quality of our 2002 and 2003 originations, which have directly impacted our delinquency rates resulting in a decrease in delinquencies since December 31, 2003 of $122.4 million. Our mortgage loan portfolio’s weighted average median credit score has increased to 611 as of March 31, 2004 from 603 as of March 31, 2003. To the extent our credit mix shifts to a lower rated credit quality mix in the future, we would expect our provisions to increase. We also expect that our future provision for mortgage loan losses may increase related to delinquent loan balances increasing in the future primarily as a result of the continued aging and growth of our mortgage loan portfolio. We did not make any significant changes in our reserve methodologies or assumptions during the three months ended March 31, 2004 and 2003.

        We have seen a slight increase in delinquency rates and loan loss experience in our owned mortgage loan portfolio in the first quarter of 2004 as compared to the first quarter of 2003 by year of origination, or vintage, due to the aging and growth of the portfolio. However, relative to past production, as measured as a percentage of the original balance, 2002, 2003, and 2004 delinquency rates are the lowest we have experienced since 1996. We believe this is the result of the credit mix of production we have originated or purchased. Loans with higher credit scores typically have lower frequency of foreclosure and loss, and our weighted average median credit score has risen from 603 for the three months ended March 31, 2003 to 611 for the three months ended March 31, 2004. The chart below shows our cumulative losses by vintage.

        Also by looking at the portfolio on a static pool basis, or each year’s production over time, we are experiencing an increase in overall losses. This is expected as the portfolio seasons and more foreclosure events occur. However, losses on higher credit production, primarily 2002 and 2003 production, are lower than the 2001 vintage. As these losses from earlier vintages are charged-off and replaced with loans of higher credit quality, the allowance for loan loss reserve balance declines. With rising losses, loss severities have been increasing as well. This is also expected as aged REO properties begin to liquidate, even though property values are presumed to increase. Because loss severities typically increase as the portfolio gets older and refinance activity is expected to decrease, management expects our average loss severities to increase.

        The following table sets forth information about the delinquency and loss experience of our owned mortgage loan portfolio.

         Delinquency and Loss Experience Of Our Owned Portfolio For March 31, 2004 and 2003

	March 31,
	2004	2003
Total Delinquencies and Loss Experience	Owned Portfolio
	($ in thousands)
Total outstanding principal balance (at period end)	$4,918,253	$3,953,056
Delinquency (at period end):
30-59 days:
Principal balance	$208,495	$192,393
Delinquency percentage	4.24%	4.87%
60-89 days:
Principal balance	$56,428	$55,604
Delinquency percentage	1.15%	1.41%
90 days or more:
Principal balance	$46,754	$27,924
Delinquency percentage	0.95%	0.71%
Bankruptcies (1):
Principal balance	$107,873	$66,882
Delinquency percentage	2.19%	1.69%
Foreclosures:
Principal balance	$113,423	$94,069
Delinquency percentage	2.31%	2.38%
Real Estate Owned:
Principal balance	$45,233	$26,924
Delinquency percentage	0.92%	0.68%
Total Seriously Delinquent including real estate owned (2)	6.98%	6.39%
Total Seriously Delinquent excluding real estate owned	6.06%	5.71%
Net losses on liquidated loans - trust basis (3)(4)	$10,381	$5,854
Charge-offs (4)(5)	$13,350	$6,282
Percentage of trust basis losses on liquidated loans (4)(6)	0.84%	0.59%
Percentage of charge-offs on liquidated loans (4)(6)	1.09%	0.64%
Loss severity on liquidated loans (4)(7)	38.53%	33.08%

(1)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio for March 31, 2004 and 2003 are $22,363 and $14,573, respectively.

(2)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(3)	Net losses on liquidated loans for our portfolio exclude losses of $5.9 million relating to sales of delinquent called loans purchased at a discount and certain recoveries during the first quarter of 2004.

(4)	Amounts are for the three months ended March 31, 2004 and 2003, respectively.

(5)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of trust to charge-offs below.

(6)	Annualized.

(7)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

        A reconciliation between trust losses and charge-offs is provided below.

         Reconciliation of Trust Losses and Charge-offs For the Three Months Ended March 31, 2004 and 2003

	For the Three Months Ended March 31,
	2004	2003
	($ in thousands)

Losses - trust basis	$10,381	$5,854
Loan transfers to real estate owned	10,963	3,791
Realized losses on real estate owned	(9,013)	(3,871)
Timing differences between trust and financial	294	958
Loss from delinquent loan sale applied to reserve	359	—
Basis adjustments applied against loss	—	(41)
Interest not advanced on warehouse	(43)	(303)
Other	409	(106)

Charge-offs	$13,350	$6,282

(1)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

        Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, decreased $2.7 million, or 36%, to $4.9 million for the three months ended March 31, 2004, from $7.6 million for the three months ended March 31, 2003. The increase in gross servicing income of $1.4 million is primarily the result of a higher average total servicing portfolio for the three months ended March 31, 2004 due to the continued growth in our owned portfolio as well as the acquisition of additional third party servicing. This increase was offset by an increase of $4.1 million of amortization and impairment expense of MSRs for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. The increase in MSR amortization was due to increased servicing acquisitions and the use of discounted projected net servicing income as a prospective change in estimate in the first quarter of 2004, which further accelerates amortization expense and is more consistent with the underlying methods used to determine fair value. The increase in the MSR impairment was due to a temporary impairment of $2.8 million. We expect our servicing income, net of amortization and impairment, to increase as we grow our third party servicing portfolio. Information relating to our servicing income is shown in the table below:

         Servicing Income For the Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

	Three Months Ended March 31,
	2004	2003	% Variance
	($ in thousands)

Average third party servicing portfolio	$5,221,358	$4,256,083	23%
Average owned portfolio	$4,792,012	$3,729,156	29%
Average total servicing portfolio	$10,013,370	$7,985,238	25%
Gross servicing income	$10,929	$9,566	14%
Amortization and impairment	$6,037	$1,986	204%
Servicing fees - third party portfolio (1)(2)	57	68
Amortization - third party portfolio(1)	25	14	204%
Impairment - third party portfolio (1)	21	5
Other servicing income - total servicing portfolio (1)(3)	14	12	204%
Servicing income - total servicing portfolio (1)	44	48

(1)	Annualized and in basis points.

(2)	Includes master servicing fees.

(3)	Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

         Expenses

        Total expenses increased $4.3 million, or 16%, to $31.0 million for the three months ended March 31, 2004, from $26.7 million for the three months ended March 31, 2003. The increase was due primarily to the growth in our mortgage loan production and total servicing portfolio.

         Payroll and Related Expenses. Payroll and related expenses increased $1.3 million, or 9%, to $15.6 million for the three months ended March 31, 2004 from $14.3 million for the three months ended March 31, 2003.

  Specifically, salary expense increased 12% from $10.5 million for the three months ended March 31, 2003 to $11.8 million for the three months ended March 31, 2004;
  Bonus expense increased 31% from $1.6 million for the three months ended March 31, 2003 to $2.1 million for the three months ended March 31, 2004; and
  Medical and related benefits increased 30% from $1.0 million for the three months ended March 31, 2003 to $1.3 million for the three months ended March 31, 2004.

        These amounts primarily increased because of the 7% increase in employees from the first quarter of 2003 to the first quarter of 2004. The increase in salary expense was also attributed to normal merit increases granted year over year. Deferred payroll and related expenses, as it related to direct loan origination costs, increased $1.1 million, or 18%, to $7.2 million for the three months ended March 31, 2004 from $6.1 million for the three months ended March 31, 2003, mainly due to an increase in production during the first quarter of 2004.

        We expect payroll and related expenses to continue to increase as we continue to grow our staffing to support further loan production growth. We employed 1,176 predominantly full time employees as of March 31, 2004, compared to 1,098 predominantly full time employees as of March 31, 2003.

        General and Administrative Expenses. General and administrative expenses increased $1.7 million, or 15%, to $12.8 million for the three months ended March 31, 2004, from $11.1 million for the three months ended March 31, 2003. The following factors contributed to the increase in general and administrative expenses in the first quarter of 2004 compared to the first quarter of 2003:

  $0.4 million increase in insurance expense relating to increases in our directors and officers liability insurance.
  $0.3 million increase in sales training and meeting expense incurred in the first quarter of 2004.
  $0.2 million increase in advertising expense due to our increased direct marketing efforts.
  $0.2 million increase in maintenance agreement expense relating to an increased number of computer systems, a $0.2 million increase in credit report expense, and a $0.2 million increase in taxes and licensing expense.
  $0.2 million increase in professional and consulting services direct expense generally related to increased consulting, legal and accounting services relating to Sarbanes-Oxley and SEC requirements.

        As a result of the growth of our mortgage loan portfolio and our total net revenue and our increased efficiencies in our servicing and origination platforms, our efficiency ratio and our operating expenses as a percentage of average assets had the following improvements for the three months ended March 31, 2004 compared to the three months ended March 31, 2003:

         Selected Ratios For the Three Months Ended March 31, 2004 and 2003

	Three Months Ended March 31,
	2004	2003	% Variance
		($ in thousands)

Efficiency ratio	50.6%	56.1%	(9.	8)%
Operating expenses as a percentage of average assets	2.3%	2.5%	(8.	0)%

        Income Taxes. We experienced a 35.1% effective tax rate for the three months ended March 31, 2004, compared to a 38.4% effective tax rate for the three months ended March 31, 2003. On January 1, 2003, we elected REIT status for one of our subsidiaries, which was deemed to be a captive REIT, and created a $0.9 million net state tax benefit and resulted in a lower effective tax rate for the first quarter of 2004 as compared to the first quarter of 2003. We expect a significant decrease in our future tax expense if we consummate our proposed REIT conversion and we continue to satisfy the requirements for taxation as a REIT going forward.

Business Segment Results

Wholesale

        For the three months ended March 31, 2004, wholesale loan production increased $26.5 million, or 10%, over the three months ended March 31, 2003. This favorable production trend is primarily the result of a lower interest rate environment quarter over quarter, the management change in the wholesale channel that took place since the first quarter of 2003, and the result of changing our pricing methodology to become more competitive and gain market share. Over the same period, our weighted average median credit scores have increased slightly, from 627 for the three months ended March 31, 2003 to 629 for the three months ended March 31, 2004. During sustained periods of falling interest rates, sub-prime mortgage brokers focus their marketing efforts on refinancing higher credit quality borrowers. While the demand is high, the average coupon on loans for these borrowers is substantially lower. We have seen an increase in our application volume quarter over quarter, and expect that this will result in increased production in the future.

        The following table sets forth selected information about our wholesale loan production for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003	Variance
	($ in thousands)

Loan production	$301,206	$274,724	9.64%
Average principal balance per loan	$167	$151	10.60%
Number of loans originated	1,807	1,819	(0.66)%
Combined weighted average initial loan to value (LTV)	81.11%	78.99%	2.68%
Percentage of first mortgage loans owner occupied	91.61%	91.00%	0.67%
Percentage with prepayment penalty	74.65%	73.40%	1.70%
Weighted average median credit score (1)	629	627	2 poi	nts
Percentage fixed rate mortgages	25.17%	30.73%	(18.0	9)%
Percentage adjustable rate mortgages	74.83%	69.27%	8.03%
Weighted average interest rate:
Fixed rate mortgages	7.74%	8.37%	(7.53)%
Adjustable rate mortgages	6.82%	7.70%	(11.4	3)%
Gross margin - adjustable rate mortgages (2)	5.10%	5.22%	(2.30)%
Average number of account executives	131	128	2.34%
Volume per account executive	$2,299	$2,146	7.13%
Loans originated per account executive	14	14	—

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our wholesale channel for the three months ended March 31, 2004 and 2003:

	For the Three Month Ended March 31, 2004			For the Three Months Ended March 31, 2003
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(32)	32	—	(35)	35	—
General and administrative production costs (1)(2)	249	(103)	146	279	(88)	191
Premium paid (1)	111	(111)	—	83	(83)	—

Net cost to produce (1)	328	(182)	146	327	(136)	191

Net cost per loan ($ in 000)	$5.5			$4.9

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation and amortization expense.

        For the three months ended March 31, 2004, our net cost to produce increased 1 basis point, or 0.3%, from the three months ended March 31, 2003. During the first quarter of 2004, we experienced a reduction in our collected fees from levels achieved in the first quarter of 2003. This reduction was due mainly to higher credit quality loan production. During 2004, we expect our collected fees to stabilize at 2003 levels. We have seen an increase in the premiums we pay to mortgage brokers during the first quarter of 2004. During the first quarter of 2004 as compared to the first quarter of 2003, our general and administrative production costs decreased by 2%, which was primarily due to reduced commission expense and reduced severance costs as well as increases in our average loan size. We have experienced an increase in our net cost per loan since the first quarter of 2003, mainly due to an increase in the amount of premiums paid on a per loan basis.

Correspondent

        Over the past three years we have seen a steady decline in our bulk volume. The decreasing rate environment brought a number of new investors into the market, which increased competition and caused pricing to escalate to levels which would not provide us an adequate return on investment in the bulk market. We maintained our pricing discipline in the bulk market and, therefore, concentrated our efforts on increasing flow production. If pricing competition lessens and the bulk market becomes more economical for us, we may choose to increase our bulk volume going forward. For the three months ended March 31, 2004, correspondent bulk loan production decreased $81.9 million, or 71%, over the three months ended March 31, 2003, primarily due to one purchase for $79.1 million during the first quarter of 2003, a significantly larger transaction than normal due to the unique circumstances of the seller.

        The following table sets forth selected information about loans purchased by our correspondent channel through bulk delivery for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003	Variance
	($ in thousands)

Loan production - bulk	$32,720	$114,574	(71.4	4)%
Average principal balance per loan	$160	$137	16.79%
Number of loans originated	204	836	(75.6	0)%
Combined weighted average initial LTV	78.88%	82.85%	(4.79)%
Percentage of first mortgage loans owner occupied	98.92%	96.87%	2.12%
Percentage with prepayment penalty	84.98%	92.64%	(8.27)%
Weighted average median credit score (1)	593	567	26	points
Percentage fixed rate mortgages	21.10%	18.16%	16.19%
Percentage adjustable rate mortgages	78.90%	81.84%	(3.59)%
Weighted average interest rate:
Fixed rate mortgages	7.66%	8.80%	(12.9	5)%
Adjustable rate mortgages	7.65%	8.63%	(11.3	6)%
Gross margin - adjustable rate mortgages(2)	6.33%	6.51%	(2.76)%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        For the three months ended March 31, 2004, correspondent flow loan production decreased $31.5 million, or 22%, over the three months ended March 31, 2003. This unfavorable production trend is primarily attributed to market conditions and increased pricing competition in the first quarter of 2004; however, we have begun to see improving trends in correspondent. Over the same period, our weighted average median credit scores have increased, from 604 for the three months ended March 31, 2003 to 615 for the three months ended March 31, 2004; however, we have experienced declines in our average loan size and in our average coupon. We have also seen declines in our percentage of our production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

        The following table sets forth selected information about loans purchased by our correspondent channel through flow delivery for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003	Variance
	($ in thousands)

Loan production - flow	$111,006	$142,460	(22.0	8)%
Average principal balance per loan	$151	$164	(7.93)%
Number of loans originated	734	869	(15.5	4)%
Combined weighted average initial LTV	80.25%	77.69%	3.30%
Percentage of first mortgage loans owner occupied	93.48%	94.56%	(1.14)%
Percentage with prepayment penalty	70.95%	83.51%	(15.0	4)%
Weighted average median credit score (1)	615	604	11	points
Percentage fixed rate mortgages	29.35%	32.15%	(8.71)%
Percentage adjustable rate mortgages	70.65%	67.85%	4.13%
Weighted average interest rate:
Fixed rate mortgages	7.98%	8.10%	(1.48)%
Adjustable rate mortgages	7.47%	8.10%	(7.78)%
Gross margin - adjustable rate mortgages(2)	4.79%	5.15%	(6.99)%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table sets forth selected information about our sales representatives in our correspondent channel for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003	Variance
	($ in thousands)

Loan production - bulk	$32,720	$114,574	(71.4	4)%
Loan production - flow	$111,006	$142,460	(22.0	8)%
Total loan production	$143,726	$257,034	(44.0	8)%
Number of loans originated	938	1,705	(44.9	9)%
Average number of sales representatives	8	6	33.33%
Volume per sales representative	$17,966	$28,559	(37.0	9)%
Loan production per sales representative	117	189	(38.1	0)%

        The following table highlights the net cost to produce loans for our correspondent channel for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31, 2004			For the Three Months Ended March 31, 2003
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(9)	9	—	(6)	6	—
General and administrative
production costs(1)(2)	130	—	130	75	—	75
Premium paid (1)	285	(285)	—	346	(346)	—

Net cost to produce(1)	406	(276)	130	415	(340)	75

Net cost per loan ($ in 000)	$6.2			$6.3

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

        For the three months ended March 31, 2004, our net cost to produce decreased 9 basis points, or 2%, from the three months ended March 31, 2003. General and administrative expenses were higher due to the additional staffing in the first quarter of 2004; however these increases were offset due to our commission expense being lower related to decreased production levels. We have also experienced a decrease in the premiums we pay since the first quarter of 2003. As we move forward, our goal is to reduce our net cost to produce and our net cost per loan.

         Retail

        Retail originations during the three months ended March 31, 2004 increased 8% over the three months ended March 31, 2003. This favorable production trend, which we expect to continue, is primarily the result of a lower interest rate environment, the addition of new retail branches since the first quarter of 2003, and the result of changing our pricing methodology to become more competitive and gain market share. Over the same period, our weighted average median credit scores have decreased, from 624 for the three months ended March 31, 2003 to 616 for the three months ended March 31, 2004, and our weighted average interest rates have experienced declines during the first quarter of 2004 due to the declining interest rate environment. We have also experienced declines in our percentage of our production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

        The following table sets forth selected information about our retail loan originations for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31,
	2004	2003	Variance
	($ in thousands)

Loan originations	$197,511	$182,345	8.32%
Average principal balance per loan	$122	$132	(7.58)%
Number of loans originated	1,624	1,381	17.60%
Combined weighted average initial LTV	80.11%	79.56%	0.69%
Percentage of first mortgage loans owner occupied	95.98%	94.81%	1.23%
Percentage with prepayment penalty	64.80%	71.30%	(9.12)%
Weighted average median credit score (1)	616	624	(8 po	ints)
Percentage fixed rate mortgages	59.50%	65.67%	(9.40)%
Percentage adjustable rate mortgages	40.50%	34.33%	17.97%
Weighted average interest rate:
Fixed rate mortgages	6.96%	7.35%	(5.31)%
Adjustable rate mortgages	7.27%	7.60%	(4.34)%
Gross margin - adjustable rate mortgages(2)	5.50%	5.84%	(5.82)%
Average number of loan officers	239	217	10.14%
Volume per loan officer	$826	$840	(1.67)%
Loans originated per loan officer	7	6	16.67%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our retail channel for the three months ended March 31, 2004 and 2003:

	For the Three Months Ended March 31, 2004			For the Three Months Ended March 31, 2003
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(247)	247	—	(231)	231	—
General and administrative
production costs (1)(2)	604	(205)	399	537	(173)	364

Net cost to produce (1)	357	42	399	306	58	364

Net cost per loan ($ in 000)	$4.3			$4.1

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

        Our net cost to produce increased during the first quarter of 2004 mainly due to branch personnel turnover and higher general and administrative costs, which was partially offset by higher fees collected as a result of lower credit quality production. Commission expense was higher due to increased production for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. General and administrative expenses were also higher as a result of operating additional retail branches during the first quarter of 2004 as compared to the first quarter of 2003. However, these additional branches have not produced a sufficient level of volume to increase our cost efficiency of branch network and lower our cost to originate.

Servicing

        In addition to servicing mortgage loans that we originate or purchase, we service mortgage loans for other lenders and investors. For the three months ended March 31, 2004, we purchased the rights to service $569.3 million of mortgage loans. Our servicing agreements generally provide that our servicing rights may be terminated upon the occurrence of certain events, generally if delinquencies or losses on the pool of loans in a particular securitization exceed prescribed levels for an extended period of time. For eleven third party loan pools for which we have servicing rights, delinquencies and losses exceeded the prescribed levels as of April 30, 2004. If the level of delinquencies or losses is not reduced, our servicing rights may be subject to termination, in the event of a vote to do so by the holders of a majority of the bondholders' and other beneficial interests in the related securitization. At the present time, management does not expect any such vote to occur or to be proposed. Our loan servicing portfolio as of March 31, 2004 is summarized below:

	Number of Loans	Principal Balance	Percent of Total	Average Loan Balance
	($ in thousands)

Owned Portfolio:
Saxon Capital, Inc. (1)	37,322	$4,918,253	49%	$132
Third Party Servicing:
Greenwich Capital, Inc.	22,395	$3,739,288		$167
Dominion Capital (2)	14,135	1,070,753		76
Credit Suisse First Boston	2,900	332,987		115
Dynex Capital, Inc.	513	49,716		97
Fannie Mae	233	5,294		23
Various government entities and other investors	365	10,925		30

Total third party servicing	40,541	$5,208,963	51%	$128

Total	77,863	$10,127,216		$130

(1)	Includes loans we originated and purchased from July 6, 2001 to March 31, 2004.

(2)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

        Our mortgage loan servicing portfolio, including loans recorded on the condensed consolidated balance sheets, increased approximately $0.2 billion, or 2%, to $10.1 billion at March 31, 2004, from $9.9 billion at December 31, 2003. The increase was due primarily to the origination and purchase of $0.8 billion of mortgage loans during the first quarter of 2004, the acquisition of servicing rights related to approximately $0.6 billion of mortgage loans owned by non-affiliated companies during the first quarter of 2004, offset by decreases caused by prepayments and losses totaling $1.0 billion.

        We believe we can increase our servicing portfolio because competition in the non-conforming mortgage loan industry has been adversely affected by limited access to capital, lower than anticipated performance of seasoned portfolios, and industry consolidation. Competitors with limited access to capital have shifted their operations to selling loans, along with the related servicing rights, or have entered into strategic alliances with investment banks to increase their liquidity and access to the capital markets. This has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing which is presenting opportunities for us to increase the size of our portfolio of loans serviced for third parties. During the first quarter of 2004, we committed to purchase an additional $1.6 billion in third party servicing rights through the second quarter 2004, of which $1.1 billion was purchased in April 2004 for approximately $8.0 million.

        We include all costs to service mortgage loans within the servicing segment. We have maintained a consistent cost to service since the first quarter of 2003 of 26 basis points.

         Our Delinquency and Loss Experience – Total Servicing Portfolio

        We have experienced a decline in seriously delinquent accounts for our total servicing portfolio from 9.82% for the first quarter of 2003 to 7.93% for the first quarter of 2004. This is mainly a result of the higher credit quality of new production since 2001 as well as our additional third party purchases during the last two years. Higher delinquencies on our third party servicing portfolio will negatively impact our servicing income, the fair value of our MSRs, and cause us to pay more in servicing advances. The following tables set forth information about the delinquency and loss experience of the mortgage loans we service (which are primarily loans we have originated or purchased and have been or will be securitized for the periods indicated).

	March 31,
	2004	2003
Total Delinquencies and Loss Experience (1)	Total Servicing Portfolio
	($ in thousands)
Total outstanding principal balance (at period end)	$10,127,216	$8,394,916
Delinquency (at period end):
30-59 days:
Principal balance	$434,921	$440,530
Delinquency percentage	4.29%	5.25%
60-89 days:
Principal balance	$112,050	$140,712
Delinquency percentage	1.11%	1.68%
90 days or more:
Principal balance	$90,360	$78,115
Delinquency percentage	0.89%	0.93%
Bankruptcies (2):
Principal balance	$304,437	$292,366
Delinquency percentage	3.01%	3.48%
Foreclosures:
Principal balance	$257,228	$267,015
Delinquency percentage	2.54%	3.18%
Real Estate Owned:
Principal balance	$105,559	$112,767
Delinquency percentage	1.04%	1.34%
Total Seriously Delinquent including real estate owned (3)	7.93%	9.82%
Total Seriously Delinquent excluding real estate owned	6.89%	8.47%
Net losses on liquidated loans - trust basis (4)(5)	$26,982	$26,554
Percentage of trust basis losses on liquidated loans (4)(6)	1.07%	1.27%
Loss severity on liquidated loans (4)(7)	45.64%	41.65%

(1)	Includes all loans we service.

(2)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the total servicing portfolio for March 31, 2004 and 2003 are $53,137 and $53,290, respectively.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)	Amounts are for the three months ended March 31, 2004 and 2003, respectively.

(5)	Net losses on liquidated loans exclude losses of $5.9 million relating to sales of delinquent called loans purchased at a discount and certain recoveries during the first quarter of 2004.

(6)	Annualized.

(7)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

Delinquency by Credit Grade by Year Funded (1)(2)

					Percentage 60+ Days Delinquent (3)
Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	A+/A	A-	B	C	D	Total	Cumulative Loss Percentage (4)	Loss Severity (5) (6)
	($ in thousands)

1996	$741,645	$19,730	2.7%	7.83%	5.40%	—	39.56%	—	6.92%	1.92%	31.45%
1997	$1,769,538	$80,432	4.5%	3.02%	8.76%	9.08%	6.62%	10.41%	6.99%	3.16%	38.59%
1998	$2,084,718	$191,952	9.2%	10.24%	14.82%	20.80%	24.10%	34.38%	15.28%	3.71%	39.75%
1999	$2,381,387	$399,326	16.8%	12.90%	23.02%	29.91%	38.41%	40.12%	24.44%	4.23%	41.35%
2000	$2,078,637	$430,853	20.7%	17.41%	26.69%	34.18%	40.79%	47.93%	29.46%	4.09%	40.76%
2001	$2,364,234	$717,926	30.4%	11.84%	25.52%	30.20%	38.43%	42.13%	22.39%	2.26%	36.75%
2002	$2,484,074	$1,234,594	49.7%	6.38%	14.62%	20.07%	23.58%	28.65%	10.80%	0.44%	29.13%
2003	$2,842,942	$2,287,032	80.4%	1.72%	4.66%	5.64%	8.38%	10.16%	3.00%	0.03%	17.15%
2004	$778,734	$487,064	62.5%	0.26%	—	0.45%	—	—	0.16%	—	—

(1)	Includes loans originated or purchased by us and our predecessor

(2)	As of March 31, 2004.

(3)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders. We use our credit grades only for non-conforming and sub-prime loans, many of which inherently carry greater risk than conforming and prime loans.

(4)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.

(5)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

(6)	Loss severity amounts are cumulative for each respective funded year.

Portfolio

        Our portfolio segment uses our equity capital and borrowed funds to invest in our mortgage loan portfolio, thereby producing net interest income. A detailed discussion of our portfolio segment’s net interest income and provision for mortgage loan losses is discussed in “Consolidated Results.”

Financial Condition

         March 31, 2004 Compared to December 31, 2003

        Mortgage Loan Portfolio, Net. Our mortgage loan portfolio, net increased $0.2 billion, or 4%, to $4.9 billion at March 31, 2004, from $4.7 billion at December 31, 2003. This increase was the result of the origination and purchase of $0.7 billion of mortgage loans during the three months ended March 31, 2004, due to the continued favorable interest rate environment, offset by principal payments of $0.4 billion and loan sales of $0.1 billion for the three months ended March 31, 2004. We expect that our mortgage loan portfolio will continue to grow as we continue to originate and purchase mortgage loans; however we anticipate the growth rate will be slower due to more seasoned mortgage loans paying off. A detailed discussion of our portfolio characteristics is discussed in “Mortgage Loan Portfolio.”

        Allowance for Loan Loss. The allowance for loan loss decreased $9.6 million, or 22%, to $33.8 million at March 31, 2004, from $43.4 million at December 31, 2003. This decrease was due to charge-offs of $13.4 million from primarily our 2001 and early 2002 securitizations, which were provided for in previous periods, coupled with lower required provisions being made during the first quarter of 2004 as a result of the higher credit rating of a majority of our 2002 production as well as our 2003 and 2004 production. We expect our allowance for loan loss may increase in 2004 as we shift our focus towards lower credit quality loans.

        Restricted Cash. Restricted cash increased to $470.3 million at March 31, 2004, from $1.3 million at December 31, 2003. This was primarily the result of the SAST 2004-1 securitization prefunding in the first quarter of 2004.

        MSRs.MSRs decreased $2.3 million, or 6%, to $39.0 million at March 31, 2004, from $41.3 million at December 31, 2003. This decrease was primarily due to a temporary impairment of $2.8 million. Additionally, the amortization of servicing rights was $3.3 million during the three months ended March 31, 2004, which was higher quarter over quarter due to our additional servicing acquisitions and the use of discounted projected net servicing income as a prospective change in estimate which further accelerates amortization expense and is more consistent with the underlying methods used to determine fair value. The decrease was partially offset by purchases of $3.8 million of rights to service $569.3 million of mortgage loans during the three months ended March 31, 2004. We have strategically positioned ourselves to take advantage of the increased supply of servicing assets in the marketplace and have been able to purchase servicing assets at what we believe to be favorable prices. We anticipate that the demand for non-conforming servicing will continue and that we will continue to purchase servicing rights in the future, which would increase our net servicing income. During the first quarter of 2004, we committed to purchase an additional $1.6 billion in third party servicing rights through the second quarter 2004,of which $1.1 billion was purchased in April 2004 for approximately $8.0 million.

        Servicing Related Advances. Servicing related advances decreased $7.8 million, or 8%, to $90.8 million at March 31, 2004, from $98.6 million at December 31, 2003. The decrease was primarily due to the effects of lower delinquencies experienced. As delinquencies decrease, we generally have to make fewer servicing related advances as more loans are paying as scheduled. If we originate and purchase loans with a lower credit grade in 2004, our delinquencies may rise; and therefore, our servicing related advances may also increase.

        Trustee Receivables. Trustee receivables increased $15.2 million, or 20%, to $89.8 million at March 31, 2004, from $74.6 million at December 31, 2003. The increase was primarily due to the completion of a securitization during the first quarter of 2004. Our trustee receivable balance increased at a greater rate than our mortgage loan portfolio balance during 2003, primarily due to more loans paying as scheduled due to lower delinquency rates. On each payment date, the trust distributes SAST securitization loan payments to their related bondholders. These loan payments are collected by the trust between cut-off dates, which is typically the 17th of each month. Therefore, all principal payments received after the cut-off date are recorded as a trustee receivable on our condensed consolidated balance sheet. The trustee retains these principal payments until the following payment date. As we continue to securitize mortgage loans, we anticipate our trustee receivable balance to increase.

        Other Assets. Other assets decreased $12.2 million, or 15%, to $67.8 million at March 31, 2004, from $80.0 million at December 31, 2003. The decrease was primarily the result of a decrease in the fair value of our hedging instruments of $5.8 million. We also received full payment on four classes of mortgage bonds within the three SAST bonds called during the first quarter of 2004, which resulted in a decrease of $3.3 million. Additionally, our current tax receivable decreased $5.2 million from $19.6 million at December 31, 2003 to $14.4 million as a result of income taxes due for first quarter earnings. These decreases were partially offset by an increase in prepaid expenses of approximately $2.3 million.

        Warehouse Financing. Warehouse financing decreased $1.6 million, or 0.4%, to $426.4 million at March 31, 2004, from $428.0 million at December 31, 2003. We expect our warehouse financing to continue to fluctuate from one reporting period to the next as a result of the timing of our securitizations and to generally increase in proportion to the increase in our mortgage loan production.

        Securitization Financing. Securitization financing increased $0.7 billion, or 17%, to $4.9 billion at March 31, 2004, from $4.2 billion at December 31, 2003. This increase resulted from the execution of an asset-backed securitization, which resulted in bonds being issued in the amount of $1.1 billion during the three months ended March 31, 2004. This increase was primarily offset by bond and certificate payments of $0.4 billion. In general, we will expect increases in our securitization financing as we experience increased mortgage loan production and continue to securitize our mortgage loans.

        Shareholders’ Equity. Shareholders’ equity increased $15.7 million, or 5%, to $360.7 million at March 31, 2004, from $345.0 million at December 31, 2003. The increase in shareholders’ equity was due primarily to net income of $19.7 million for the three months ended March 31, 2004; the issuance of common stock under our Employee Stock Purchase Plan, the amortization of restricted stock units, and the exercise of stock options under our Stock Incentive Plan of $0.5 million; offset by an increase in accumulated other comprehensive loss of $4.6 million primarily due to losses on hedging instruments. We have never declared or paid any cash dividends on our common stock.

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

Liquidity and Capital Resources

        Cash increased by $1.6 million during the three months ended March 31, 2004. The overall change in cash was comprised of the following:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
	($ in thousands)

Cash provided by operations	$52,953	$16,693
Cash used by investing activities	(716,070)	(174,703)
Cash provided by financing activities	664,667	155,124
Increase (decrease) in cash	$1,550	$(2,886)

        Operating Activities. Cash provided by operations for the three months ended March 31, 2004 was $53.0 million reflecting an improvement of $36.3 million, or 217% compared to the prior year. This change was the result of increased net income from operations adjusted for non-cash items such as depreciation and amortization, deferred income taxes and provision for loan losses. Our earnings are primarily from net interest income and servicing income, offset by general and administrative expenses as well as tax expense. Further details are discussed in “Consolidated Results.” The overall increase in cash provided by operations was somewhat offset by an increase in trustee receivable balances compared to the prior year. This increase resulted from the continued growth in the underlying mortgage loan portfolio.

        Investing Activities. Cash used for investing activities was $716.1 million for the three months ended March 31, 2004. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of mortgage servicing rights. The origination and purchase of mortgage loans totaled $795.5 million for the three months ended March 31, 2004. In addition, mortgage servicing rights were purchased totaling $3.8 million. These decreases to cash were partially offset by cash received from principal payments on our mortgage loan portfolio totaling $425.0 million and proceeds from the sale of mortgage loans and real estate owned which totaled $111.7 million and $14.1 million, respectively.

        Restricted cash increased $469.0 million to $470.3 million at March 31, 2004 from $1.3 million at December 31, 2003 due to the timing of the receipt of cash related to prefunded securitizations. Prefunded amounts are held in a trust account and made available once all required mortgage loans have been included in the securitization. During the first quarter of 2004, the SAST 2004-1 securitization was closed requiring a prefunding settlement. Because the settlement had not occurred as of March 31, 2004, restricted cash increased.

        Capital expenditures during the three months ended March 31, 2004 were $1.9 million and related primarily to various information technology enhancements.

        Financing Activities. Cash provided by financing activities during the three months ended March 31, 2004 of $664.7 million and was primarily the result of proceeds from the issuance of securitization financing of $1.1 billion. These proceeds were partially offset by principal payments on securitization financing of $443.4 million and bond issuance costs of $4.1 million relating to the SAST 2004-1 securitization. In addition, $1.6 million was used in net repayment of warehouse financing for the three months ended March 31, 2004. Fluctuations in warehouse and securitization financing period over period can occur due to the timing of securitizations and the related repayment of the warehouse financing facilities.

        The purchase of derivative financial instruments during the first quarter of 2004 used primarily as cash flow hedges with the objective of hedging interest rate risk related to our financing activities resulted in a reduction of cash of $2.0 million.

Working Capital

        We intend to maintain sufficient working capital to fund the cash flow needs of our operations in the event we are unable to generate sufficient cash flows from operations to cover our operating requirements. It is common business practice to define working capital as current assets less current liabilities. We do not have a classified balance sheet and therefore calculate our working capital using our own internally defined formula, which is generally calculated as unrestricted cash and investments as well as unencumbered mortgage loans, servicing advances and servicing rights that can be pledged against existing committed facilities and converted to cash in five days or less. Using our definition of working capital, we calculated our working capital as of March 31, 2004 to be approximately $134.3 million. Under the commonly defined working capital definition, we calculated our working capital as of March 31, 2004 to be $121.2 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - December 31, 2003	Saxon Defined Working Capital	Commonly Defined Working Capital
	($ in thousands)

Unrestricted cash	$6,795	$6,795
Borrowing availability	32,055	—
Trustee receivable	—	89,797
Accrued interest receivable	—	52,743
Accrued interest payable	—	(9,576)
Unsecuritized mortgage loans - payments less than one year	225,790	522,284
Warehouse financing facility - payments less than one year	(130,342)	(425,048)
Bonds - repurchase agreement - payments less than one year	—	(1,320)
Servicing advances	—	90,789
Financed advances - payments less than one year	—	(34,025)
Securitized loans - payments less than one year	—	1,630,375
Securitized debt - payments less than one year	—	(1,801,601)

Total	$134,298	$121,213

Financing Facilities

        We need to borrow substantial sums of money each quarter to originate and purchase mortgage loans. We rely upon several counterparties to provide us with financing facilities to fund our loan originations and purchases, as well as fund a portion of our servicing advances and servicing rights. Our ability to fund current operations and accumulate loans for securitization depends to a large extent upon our ability to secure short-term financing on acceptable terms.

        To accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans prior to securitization, some of our committed facilities allow us to finance advances that are required by our mortgage servicing contracts and mortgage bonds.

        Committed Facilities. Changes to our committed facilities during the first quarter of 2004 include the execution of a new $300.0 million syndicated warehouse facility with JP Morgan Chase Bank effective March 31, 2004. The new warehouse facility includes a $45.0 million sub-limit for servicing rights and a $25.0 million sub-limit for servicing advances and expires on March 30, 2005. In conjunction with entering into the new warehouse facility with JP Morgan Chase the existing JP Morgan Chase warehouse and repurchase facilities were both terminated effective March 31, 2004.

        The $100.0 million repurchase facility with Credit Suisse First Boston Mortgage Capital, LLC was amended effective March 31, 2004 increasing the total committed facility amount to $300.0 million and extending the termination date of the facility to September 30, 2004.

        At March 31, 2004 we had committed revolving warehouse and repurchase facilities in the amount of approximately $1.8 billion. The table below summarizes our facilities and their expiration dates at March 31, 2004. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount	Expiration Date
($ in thousands)

JP Morgan Chase Bank	$300,000	March 30, 2005
Greenwich Capital Financial Products, Inc.	150,000	July 17, 2004
Greenwich Capital Financial Products, Inc.	175,000	June 24, 2005
Bank of America, N.A	300,000	June 23, 2004
CS First Boston Mortgage Capital, LLC	300,000	September 30, 2004
Merrill Lynch Mortgage Capital, Inc.	400,000	May 7, 2004
Saxon Advance Receivables Backed Certificates 2002-A	75,000	August 24, 2005
Saxon Advance Receivables Backed Certificates 2003-A	55,000	October 24, 2006

Total committed facilities	$1,755,000

        The amount we have outstanding on our committed facilities at any quarter end generally is a function of the pace of mortgage loan purchases and originations relative to the timing of our securitizations. Although we expect to issue asset-backed securities on a quarterly basis, our intention is to maintain committed financing facilities, which approximate six months of mortgage production that allows for flexibility in securitization timing.

        We had $426.4 million of warehouse borrowings collateralized by residential mortgages outstanding at March 31, 2004. As we complete securitization transactions, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our short-term borrowings. Therefore, the amount of short-term borrowings will fluctuate from quarter to quarter, and could be significantly higher or lower than the $426.4 million we held at March 31, 2004, as our mortgage production and securitization programs continue.

        Our financing facilities require us to comply with various customary operating and financial covenants, which generally relate to our tangible net worth, liquidity, and leverage requirements. In addition, some of the facilities may subject us to cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. We were in compliance with all covenants under the agreements as of and for the year ended March 31, 2004.

        Our Merrill Lynch Mortgage Capital $400.0 million repurchase facility was amended on May 3, 2004, extending the termination date of the facility to September 1, 2004.

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

        As of March 31, 2004, securitization financing on our condensed consolidated balance sheet was approximately $4.9 billion. Generally we are not legally obligated to make payments to the holders of the asset-backed securities issued as part of our securitizations. Instead, the holders of the asset-backed securities can look for repayment only from the cash flows from the real estate specifically collateralizing the debt.

         Off Balance Sheet Items and Contractual Obligations

        In connection with the approximately $1.1 billion of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of March 31, 2004, our subsidiary companies made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, we may be required to remove loans from a securitization and replace them with cash or substitute loans. At March 31, 2004 there were no such breaches for any loans that had been securitized.

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

        We are subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which subsequently payoff within six months of loan sale. We accrue an estimate of the potential refunds of premium received on loan sales based upon historical experience. At March 31, 2004 and December 31, 2003, the liability recorded for premium recapture expense was $0.3 million and $0.2 million, respectively.

        Our subsidiaries have commitments to fund mortgage loans with agreed upon rates of approximately $220.1 million and $144.3 million at March 31, 2004 and December 31, 2003, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases as of March 31, 2004 and December 31, 2003 totaled $24.0 million and $21.8 million, respectively.

        During the first quarter of 2004, we committed to purchase an additional $1.6 billion in third party servicing rights through the second quarter 2004, of which $1.1 billion was purchased in April 2004 for approximately $8.0 million.

Other Matters

         Related Party Transactions

        At March 31, 2004 and December 31, 2003, we had $11.5 million and $12.0 million, respectively, of unpaid principal balances within our mortgage loan portfolio, related to mortgage loans originated for our executive officers, officers, and employees. These mortgage loans were underwritten to our underwriting guidelines. When making loans to our officers and employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 basis points from the market rate. Effective December 1, 2002, we no longer renew or make any new loans to our executive officers or directors. We have never made loans to any of our outside directors.

         Impact of New Accounting Standards

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

        In March 2004, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin, or SAB, No. 105, Application of Accounting Principles to Loan Commitments, which addresses the proper accounting for loan commitments related to the origination of mortgage loans that will be held for resale. SEC registrants must follow the guidance in SAB No. 105 for any new loan commitments entered into beginning April 1, 2004. Since SAB No. 105 applies to the proper valuation and measurement of interest rate lock commitments classified as derivatives, management believes that SAB No. 105 is not applicable to the Company because our interest rate lock commitments are for loans that will be held for investment; therefore, under Statement of Financial Accounting Standard, or SFAS, No. 149, they are not considered to be derivatives.

         Mortgage Loan Portfolio

        Our net mortgage loan portfolio included on our balance sheet was $4.9 billion at March 31, 2004. We have generally seen consistent levels on our combined weighted average LTV, percentage of first mortgage owner occupied and mix of fixed rate and variable rate mortgage loan characteristics. We saw a decrease in our average loan balance and a slight increase in our weighted average median credit scores during the first quarter of 2004. We expect that these changes to the composition to our portfolio would have a positive effect on the performance of the portfolio with a lower level of losses expected. We expect lower levels of impaired loans and losses in relation to the portfolio as a whole and this has lead to a lower required allowance for loan loss as a percentage of the mortgage loan portfolio.

        We also saw a decrease in the weighted average interest rate on our portfolio during the first quarter of 2004. This was primarily due to lower interest rates in the market. This decrease in interest rates has caused a decline in the gross yield that we earn on our mortgage portfolio. If we increase our lower credit quality production in 2004, and thereby increase our percentage of these loans in our portfolio mix, we may increase the weighted average interest rate on our portfolio and therefore positively impact net interest income, if managed properly. This will likely also lead to increased delinquencies and higher provisions for mortgage loan losses, due to lower credit quality of the borrowers.

Overview of Mortgage Loan Portfolio

	March 31, 2004 (1)	December 31, 2003 (1)	Variance
		($ in thousands)

Average principal balance per loan	$131	$133	(1.5	0)%
Combined weighted average initial LTV	78.43%	78.16%	0.35%
Percentage of first mortgage loans owner occupied	95.30%	95.04%	0.27%
Percentage with prepayment penalty	78.98%	80.18%	(1.5	0)%
Weighted average median credit score (2)	611	610	1	point
Percentage fixed rate mortgages	38.56%	37.75%	2.15%
Percentage adjustable rate mortgages	61.44%	62.25%	(1.3	0)%
Weighted average interest rate:
Fixed rate mortgages	8.12%	8.22%	(1.2	2)%
Adjustable rate mortgages	8.09%	8.24%	(1.8	2)%
Gross margin - adjustable rate mortgages (3)	5.36%	5.40%	(0.7	4)%

(1)	Excludes loans funded but not transmitted to the servicing system at March 31, 2004 and December 31, 2003 of $139.5 million and $78.8 million, respectively.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.

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

        In general, our mix of ARMs and FRMs has remained consistent during the first quarter of 2004. We have seen, however, a decrease in our 2-year hybrid loans and our 3 to 5-year hybrid loans, primarily due to the fact that we have experienced a significant increase in our adjustable interest only product. Because these mortgage loans tend to reach a higher level of prepayment at the reset date, we expect the average duration of our first quarter of 2004 portfolio will be shorter than our 2003 portfolio. This may reduce our interest income in future periods.

        The following table sets forth information about our mortgage loan portfolio based on product type as of March 31, 2004 and December 31, 2003.

	March 31, 2004 (1)	December 31, 2003 (1)	Variance

Floating adjustable rate mortgages and interest only	7.67%	2.83%	171.02%
2 year hybrids (2)	33.95%	37.15%	(8.61)%
3 - 5 year hybrids (2)	19.82%	22.27%	(11.00)%

Total adjustable rate mortgages	61.44%	62.25%	(1.30)%

Fifteen year	3.90%	3.93%	(0.76)%
Thirty year	23.04%	23.44%	(1.71)%
Balloons, interest only, and other (3)	11.62%	10.38%	11.95%

Total fixed rate mortgages	38.56%	37.75%	2.15%

(1)	Excludes loans funded but not transmitted to the servicing system at March 31, 2004 and December 31, 2003 of $139.5 million and $78.8 million, respectively.

(2)	Hybrid loans are loans that have a fixed component for the initial 2 to 5 years and after that specified time period, become adjustable rate loans.

(3)	Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Mortgage Loan Portfolio by Borrower Risk Classification

        The following table sets forth information about our mortgage loan portfolio by borrower risk classification as of March 31, 2004 and December 31, 2003.

	March 31, 2004 (1)	December 31, 2003 (1)	Variance

A+ Credit Loans (2)
Percentage of portfolio	34.83%	35.64%	(2.27)%
Combined weighted average initial LTV	77.64%	77.12%	0.67%
Weighted average median credit score	668	667	1 point
Weighted average interest rate:
Fixed rate mortgages	7.25%	7.38%	(1.76)%
Adjustable rate mortgages	6.92%	7.01%	(1.28)%
Gross margin - adjustable rate mortgages	4.60%	4.62%	(0.43)%
A Credit Loans (2)
Percentage of portfolio	21.90%	22.03%	(0.59)%
Combined weighted average initial LTV	78.91%	78.91%	—
Weighted average median credit score	606	607	(1 poin	t)
Weighted average interest rate:
Fixed rate mortgages	8.13%	8.20%	(0.85)%
Adjustable rate mortgages	7.58%	7.69%	(1.43)%
Gross margin - adjustable rate mortgages	5.00%	5.00%	—
A- Credit Loans (2)
Percentage of portfolio	27.35%	27.52%	(0.62)%
Combined weighted average initial LTV	80.70%	80.88%	(0.22)%
Weighted average median credit score	572	572	—
Weighted average interest rate:
Fixed rate mortgages	9.14%	9.18%	(0.44)%
Adjustable rate mortgages	8.57%	8.68%	(1.27)%
Gross margin - adjustable rate mortgages	5.70%	5.70%	—
B Credit Loans (2)
Percentage of portfolio	9.27%	9.69%	(4.33)%
Combined weighted average initial LTV	76.25%	76.44%	(0.25)%
Weighted average median credit score	549	549	—
Weighted average interest rate:
Fixed rate mortgages	10.15%	10.22%	(0.68)%
Adjustable rate mortgages	9.54%	9.64%	(1.04)%
Gross margin - adjustable rate mortgages	6.33%	6.36%	(0.47)%
C Credit Loans (2)
Percentage of portfolio	4.11%	4.43%	(7.22)%
Combined weighted average initial LTV	72.14%	72.16%	(0.03)%
Weighted average median credit score	535	534	1 point
Weighted average interest rate:
Fixed rate mortgages	11.31%	11.44%	(1.14)%
Adjustable rate mortgages	10.38%	10.54%	(1.52)%
Gross margin - adjustable rate mortgages	6.73%	6.78%	(0.74)%
D Credit Loans (2)
Percentage of portfolio	0.62%	0.66%	(6.06)%
Combined weighted average initial LTV	60.16%	60.29%	(0.22)%
Weighted average median credit score	537	536	1 point
Weighted average interest rate:
Fixed rate mortgages	11.97%	12.17%	(1.64)%
Adjustable rate mortgages	11.23%	11.29%	(0.53)%
Gross margin - adjustable rate mortgages	7.57%	7.67%	(1.30)%
Score Direct Loans (3)
Percentage of portfolio	1.92%	0.03%	6300.00%
Combined weighted average initial LTV	85.24%	90.33%	(5.63)%
Weighted average median credit score	644	620	24 poin	ts
Weighted average interest rate:
Fixed rate mortgages	6.76%	8.24%	(17.96)%
Adjustable rate mortgages	6.68%	6.87%	(2.77)%
Gross margin - adjustable rate mortgages	4.76%	5.07%	(6.11)%

(1)	Excludes loans funded but not transmitted to the servicing system at March 31, 2004 and December 31, 2003 of $139.5 million and $78.8 million, respectively.

(2)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders. We use our credit grades only for non-conforming and sub-prime loans, many of which inherently carry greater risk than conforming and prime loans.

(3)	Score Direct uses the credit score as the determining factor in the credit decision; and therefore, there is no credit grade associated with loans originated under this program.

        During the first quarter of 2004, our loan originations have continued to include a high percentage of A plus production, which has lowered the weighted average coupon on our portfolio. Since December 31, 2003, we have also seen an increase in our portfolio originated under our Score Direct program, which does not utilize credit grades. As a result, we have experienced declines in our weighted average interest rates on our portfolio during the first quarter of 2004. In addition, we have experienced lower levels of delinquency on the portfolio because of a higher rated credit mix of mortgage loans. Because of this, we have seen lower levels of provision for loan losses when compared to our net interest income.

Mortgage Loan Portfolio by Income Documentation

        Typically, we require income documentation that conforms to Government Sponsored Entity, or GSE, requirements. We call this a full documentation mortgage loan. We also originate loans that require less income documentation through our limited documentation mortgage loan program, and we originate loans with no verification of income through our stated income mortgage loan program. In general, the risk of loss on the mortgage loan increases as less income documentation is required during the origination process.

        We have seen very little change in our mortgage loan documentation at March 31, 2004 as compared to December 31, 2003. The following table sets forth information about our mortgage loan portfolio based on income documentation as of March 31, 2004 and December 31, 2003.

	March 31, 2004 (1)		December 31, 2003 (1)
Income documentation	% of Portfolio	Weighted Average Median Credit Score	% of Portfolio	Weighted Average Median Credit Score	% of Portfolio Variance		Weighted Average Median Credit Score Variance

Full documentation	72.09%	603	72.25%	602	(0.2	2)%	1 point
Limited documentation	5.08%	617	5.06%	626	0.40%		(9 points)
Stated income	22.83%	633	22.69%	632	0.62%		1 point

(1)	Excludes loans funded but not transmitted to the servicing system at March 31, 2004 and December 31, 2003 of $139.5 million and $78.8 million, respectively.

Mortgage Loan Portfolio by Borrower Purpose

        We have seen very little change in the mix of our borrower purpose within our portfolio during the first quarter of 2004. We anticipate the percentage of our cash-out refinance mortgage loan portfolio may increase in the future as a result of increased interest rates and our strategically focused marketing efforts. We expect borrowers who have credit card or installment debt will still be in the market for cash out refinance loans as they strive to reduce their monthly payments by extending debt over a longer period of time to help increase their disposable income. Most of this activity will likely be within the sub-prime lending sector. The following table sets forth information about our mortgage loan portfolio based on borrower purpose as of March 31, 2004 and December 31, 2003.

Borrower Purpose	March 31, 2004 (1)	December 31, 2003 (1)	Variance

Cash-out refinance	68.90%	69.23%	(0.4	8)%
Purchase	21.19%	21.25%	(0.2	8)%
Rate or term refinance	9.91%	9.52%	4.10%

(1)	Excludes loans funded but not transmitted to the servicing system at March 31, 2004 and December 31, 2003 of $139.5 million and $78.8 million, respectively.

Mortgage Loan Portfolio Based Upon the Borrower’s Credit Score

        We have seen an increase in the mix of weighted average credit scores during the first quarter of 2004, which we determine based on the median of FICO, Empirica, and Beacon credit scores. At March 31, 2004, 55% of our portfolio had credit scores greater than or equal to 601 compared to 54% at December 31, 2003. With this increase in credit scores, we experienced better performance in our loan portfolio, which led to fewer delinquencies and losses; positively impacting our provision for mortgage loan losses and ultimately our net income. The increase in credit scores has also resulted in a lower weighted average interest rate and lower net interest margin.

        The following table sets forth information about our mortgage loan portfolio based on the borrower’s credit score as of March 31, 2004 and December 31, 2003.

Weighted Average Median Credit Score	March 31, 2004 (1)	December 31, 2003 (1)	Variance

>700	8.45%	8.22%	2.80%
700 to 651	17.67%	17.12%	3.21%
650 to 601	28.57%	28.43%	0.49%
600 to 551	24.81%	25.08%	(1.08)%
550 to 501	18.16%	18.76%	(3.20)%
< 500	1.63%	1.49%	9.40%
Unavailable	0.71%	0.90%	(21.1	1)%
Weighted average median credit score (2)	611	610	1 poi	nt

(1)	Excludes loans funded but not transmitted to the servicing system at March 31, 2004 and December 31, 2003 of $139.5 million and $78.8 million, respectively.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

Mortgage Loan Portfolio Geographic Distribution

        With the exception of the state of California, which comprises approximately 22% of our mortgage loan portfolio, our portfolio is geographically diverse throughout the United States. We have seen very little shift in the concentration of our geographic distribution during the first quarter of 2004. We do not expect that our portfolio mix will materially change from the level at March 31, 2004. We analyze our portfolio for economic trends from both a macro and a micro level to determine if we have any credit loss exposure within a specific geographic region. We believe that our portfolio is geographically diverse and that there are no localized economic conditions that would materially impact our financial results. Our states are grouped by region as follows:

        The following table sets forth the percentage of our mortgage loan portfolio by region as of March 31, 2004 and December 31, 2003.

	March 31, 2004 (1)	December 31, 2003 (1)	Variance

South	28.88%	28.38%	1.76%
California	21.78%	22.46%	(3.0	3)%
Mid Atlantic	13.65%	13.53%	0.89%
Midwest	13.50%	13.61%	(0.8	1)%
West	9.34%	9.22%	1.30%
Southwest	8.11%	7.94%	2.14%
New England	4.74%	4.86%	(2.4	7)%
Total	100.00%	100.00%

(1)	Excludes loans funded but not transmitted to the servicing system at March 31, 2004 and December 31, 2003 of $139.5 million and $78.8 million, respectively.

Securitized Mortgage Loan Coupon and Prepayment Penalty Coverage

        Our weighted average coupon, or WAC, on our respective securitizations has declined with each securitization from SAST 2001-2 to 2004-1 due to the declining interest rate environment over that period and our strategic shift in originating higher credit grade mortgage loans. The current loan balance as a percentage of original loan balance has declined from December 31, 2003 to the first quarter of 2004 as the mortgage loans are either prepaying or paying down from the normal contractual principal payments our customers are making.

        The following tables set forth information about our securitized mortgage loan portfolio at March 31, 2004 and December 31, 2003.

	Issue Date	Original Loan Principal Balance	Current Loan Principal Balance	Percentage of Original Remaining	WAC Fixed	WAC Arm
		($ in thousands)

March 31, 2004
SAST 2001-2	8/2/2001	$650,410	$228,281	35%	9.50%	9.84%
SAST 2001-3	10/11/2001	$699,999	$234,869	34%	10.04%	9.67%
SAST 2002-1	3/14/2002	$899,995	$387,760	43%	8.92%	9.13%
SAST 2002-2	7/10/2002	$605,000	$314,741	52%	8.83%	9.10%
SAST 2002-3	11/8/2002	$999,999	$608,182	61%	8.40%	8.35%
SAST 2003-1	3/6/2003	$749,996	$560,933	75%	7.53%	8.07%
SAST 2003-2	5/29/2003	$599,989	$505,448	84%	7.37%	7.49%
SAST 2003-3	9/16/2003	$1,000,000	$925,604	93%	7.31%	7.58%
SAST 2004-1 (1)	2/19/2004	$647,714	$638,267	99%	7.49%	7.51%
December 31, 2003
SAST 2001-2	8/2/2001	$650,410	$252,627	39%	9.54%	9.86%
SAST 2001-3	10/11/2001	$699,999	$275,915	39%	10.02%	9.65%
SAST 2002-1	3/14/2002	$899,995	$449,616	50%	8.93%	9.21%
SAST 2002-2	7/10/2002	$605,000	$353,607	58%	8.88%	9.08%
SAST 2002-3	11/8/2002	$999,999	$698,704	70%	8.43%	8.38%
SAST 2003-1	3/6/2003	$749,996	$626,089	83%	7.57%	8.06%
SAST 2003-2	5/29/2003	$599,989	$546,274	91%	7.39%	7.53%
SAST 2003-3	9/16/2003	$1,000,000	$977,656	98%	7.33%	7.59%

(1)	The original loan balance for SAST 2004-1 will increase to approximately $1.1 billion during the second quarter of 2004 when the final prefunding is expected to occur.

        We have experienced slower prepayments of our mortgage loans during the first quarter of 2004 as compared to the fourth quarter 2003. A substantial portion of our loans contain prepayment penalties. Borrowers who accept the prepayment penalty receive a lower interest rate on their mortgage loan. Borrowers always retain the right to refinance their loan, but may have to pay a fee of up to six-months interest on 80% of the remaining principal when prepaying their loans. If the mortgage loan prepays within the prepayment penalty coverage period, we will record revenue from collection of a prepayment penalty. We report prepayment penalties when we collect such fees in interest income. In addition, if a loan prepays we fully expense any related deferred costs for that loan. We reflect the amortization of deferred costs within interest income.

        We expect that prepayment speeds will slow in future periods if market interest rates increase. If this occurs, we expect to see our current balance, as a percentage of original balance, not to decline as quickly as we have seen in the first quarter of 2004. This event would positively impact interest income; however, we would also anticipate a decrease in the prepayment penalty income we receive.

			12 Month Constant Prepayment Rate (Annual Percent)		Life-to-date Constant Prepayment Rate (Annual Percent)
	Issue Date	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm

March 31, 2004
SAST 2001-2	8/2/2001	70.04%	37.67%	50.86%	28.16%	38.67%
SAST 2001-3	10/11/2001	65.82%	42.07%	50.94%	33.76%	39.80%
SAST 2002-1	3/14/2002	70.23%	37.97%	47.17%	30.25%	37.63%
SAST 2002-2	7/10/2002	76.18%	38.43%	41.89%	30.77%	34.09%
SAST 2002-3	11/8/2002	73.22%	31.69%	37.91%	26.65%	31.84%
SAST 2003-1	3/6/2003	73.32%	—	—	18.41%	28.64%
SAST 2003-2	5/29/2003	72.49%	—	—	14.26%	22.31%
SAST 2003-3	9/16/2003	59.44%	—	—	6.96%	17.00%
SAST 2004-1	2/19/2004	53.43%	—	—	—	—
December 31, 2003
SAST 2001-2	8/2/2001	69.24%	38.26%	49.86%	28.29%	38.37%
SAST 2001-3	10/11/2001	64.44%	40.07%	48.25%	32.74%	38.42%
SAST 2002-1	3/14/2002	77.07%	37.23%	43.23%	29.53%	35.54%
SAST 2002-2	7/10/2002	75.02%	35.44%	38.37%	30.41%	33.23%
SAST 2002-3	11/8/2002	72.83%	27.58%	33.32%	22.68%	29,20%
SAST 2003-1	3/6/2003	74.53%	—	—	14.33%	24.83%
SAST 2003-2	5/29/2003	71.72%	—	—	12.21%	18.11%
SAST 2003-3	9/16/2003	58.57%	—	—	4.79%	8.84%

         Mortgage Loan Production

Overview

        Our subsidiaries originate or purchase mortgage loans through our three separate production channels, wholesale, correspondent and retail. Having three channels allows us to diversify our production without becoming reliant on any one particular segment of the market. Mortgage loan production was $778.7 million for the three months ended March 31, 2004, which represents a 9% increase over our three months ended March 31, 2003 production of $714.1 million. Of the total mortgage loan production of $778.7 million during the first quarter of 2004, wholesale comprised 39%, correspondent comprised 18%, retail comprised 25%, with the remaining 18%, or $136.3 million representing called loans purchased from previously securitized off-balance sheet pools during the quarter. We retain the option as master servicer to call loans once the balance is below 10% of the original balance of the securitization. We routinely review the financial consequences of calling loans, and it is frequently to our advantage to do so since the loans that we place into our portfolio are performing assets. There were no loans called in the first quarter of 2003.

        We have seen a decrease in our average loan balance and an increase in our weighted average median credit scores during the first quarter of 2004. The decrease in our average loan balance is attributable to the loans we called during the first quarter of 2004 having a much lower average balance than new production since these loans are approximately six to seven years old. We also saw a decrease in the weighted average interest rate on our adjustable rate production during the first quarter of 2004, which is attributable to our higher credit quality loan production as well as lower interest rates in the market. Our weighted average fixed interest rate increased from 7.91% for the first quarter of 2003 to 8.15% for the first quarter of 2004 primarily due to our called loans having higher weighted average coupons than new production. The percentage of our production with prepayment penalties has decreased to 59% in the first quarter of 2004 from 78% in the first quarter of 2003, primarily as a result of the seasoned portfolio of called loans we acquired during the first quarter of 2004 having no prepayment penalties in effect. Further discussion of each channel’s mortgage loan production can be found in “Business Segment Results”.

        The following table sets forth selected information about our total loan production and purchases for the three months ended March 31, 2004 and 2003.

	For the Three Months Ended March 31,
	2004 (1)	2003	Variance
	($ in thousands)

Loan production	$778,734	$714,104	9.05%
Average principal balance per loan	$123	$145	(15.1	7)%
Number of loans originated	6,356	4,925	29.06%
Combined weighted average initial LTV	80.07%	79.50%	0.72%
Percentage of first mortgage loans owner occupied	92.88%	93.62%	(0.79)%
Percentage with prepayment penalty	59.00%	77.97%	(24.3	3)%
Weighted average median credit score (2)	618	612	6 poi	nts
Percentage fixed rate mortgages	44.02%	37.92%	16.09%
Percentage adjustable rate mortgages	55.98%	62.08%	(9.83)%
Weighted average interest rate:
Fixed rate mortgages	8.15%	7.91%	3.03%
Adjustable rate mortgages	7.23%	7.97%	(9.28)%
Gross margin - adjustable rate mortgages (3)	5.24%	5.56%	(5.76)%

(1)	Amounts for 2004 include $136.3 million in called loans.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our total loan production and purchases for the three months ended March 31, 2004 and 2003.

	For the Three Months Ended March 31,
	2004			2003
	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized

Fees collected (2) (3)	(93)	93	—	(75)	75	—
General and administrative production
costs (2)(3)(4)(5)	332	(111)	221	272	(78)	194
Premium paid (2)(3)(5)	115	(115)	—	157	(157)	—

Net cost to produce (2)(3)(5)	354	(133)	221	354	(160)	194

Net cost per loan ($ in 000)(5)	$5.2			$5.2

(1)	We defer nonrefundable fees and certain direct costs associated with originating a loan.

(2)	Excludes costs related to purchases from pre-divestiture securitizations pursuant to clean-up call provisions of the securitization trusts.

(3)	In basis points.

(4)	The incurred column excludes corporate overhead costs of 147 and 117 basis points, respectively, and includes depreciation expense.

(5)	Loan production figures used in this calculation are net of called loans.

        Our net cost to produce remained constant at 354 basis points for the three months ended March 31, 2004 and for the three months ended March 31, 2003. During the first quarter of 2004, we collected higher fees; however, since the first quarter of 2003, we have also incurred higher general and administrative expenses. Our higher general and administrative costs are mainly due to opening additional retail branches and the deployment and training relating to new information technology. A detailed discussion of our cost to produce by segment is discussed in “Business Segment Results.”

Loan Production by Product Type

        We have seen a decrease in our hybrid loan production and an increase in both our fixed mortgage production and our floating adjustable rate mortgages and interest only production in the first quarter of 2004 as compared to the first quarter of 2003. The decrease in our hybrid loan production is mainly attributable to the introduction of our adjustable rate interest only product. During the first quarter of 2004, approximately 18% of our production was adjustable rate interest only mortgages as compared to having none in the first quarter of 2003. Approximately 81% of our called loan production during the first quarter of 2004 were fixed rate mortgages, which is the primary factor contributing to the increase in our fixed mortgage production quarter over quarter. The following table shows the composition of our loan production based on product type for the three months ended March 31, 2004 and 2003.

	For the Three Months Ended March 31,
	2004 (1)	2003	Variance

Floating adjustable rate
mortgages and interest only	18.81%	0.09%	20800.00%
2 year hybrids (2)	28.08%	44.57%	(37.00)%
3 -5 year hybrids (2)	9.09%	17.42%	(47.82)%

Total adjustable rate mortgages	55.98%	62.08%	(9.83)%

Fifteen year	4.30%	3.84%	11.98%
Thirty year	27.81%	23.82%	16.75%
Balloons, interest only and other (3)	11.91%	10.26%	16.08%

Total fixed rate mortgages	44.02%	37.92%	16.09%

(1)	Includes all called loans.

(2)	Hybrid loans are loans that have a fixed component for the initial 2 to 5 years and after that specified time period, become adjustable rate loans.

(3)	Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Loan Production by Borrower Risk Classification

        The following table shows the composition of our loan production by borrower risk classification for the three months ended March 31, 2004 and 2003.

	For the Three Months Ended March 31,
	2004 (1)	2003	Variance

A+ Credit Loans (2)
Percentage of total purchases and originations	27.82%	40.53%	(31.3	6)%
Combined weighted average initial LTV	80.55%	80.07%	0.60%
Weighted average median credit score	671	665	6 poi	nts
Weighted average interest rate:
Fixed rate mortgages	7.60%	7.59%	0.13%
Adjustable rate mortgages	6.30%	6.93%	(9.09)%
Gross margin - adjustable rate mortgages	4.52%	4.79%	(5.64)%
A Credit Loans (2)
Percentage of total purchases and originations	20.38%	21.26%	(4.14)%
Combined weighted average initial LTV	79.31%	79.33%	(0.03)%
Weighted average median credit score	613	602	11 poi	nts
Weighted average interest rate:
Fixed rate mortgages	8.02%	7.71%	4.02%
Adjustable rate mortgages	6.93%	7.53%	(7.97)%
Gross margin - adjustable rate mortgages	5.06%	5.22%	(3.07)%
A- Credit Loans (2)
Percentage of total purchases and originations	26.86%	25.48%	5.42%
Combined weighted average initial LTV	79.84%	81.04%	(1.48)%
Weighted average median credit score	579	568	11 poi	nts
Weighted average interest rate:
Fixed rate mortgages	9.05%	8.60%	5.23%
Adjustable rate mortgages	7.88%	8.51%	(7.40)%
Gross margin - adjustable rate mortgages	5.72%	6.03%	(5.14)%
B Credit Loans (2)
Percentage of total purchases and originations	7.24%	8.36%	(13.4	0)%
Combined weighted average initial LTV	75.61%	76.81%	(1.56)%
Weighted average median credit score	555	549	6 poi	nts
Weighted average interest rate:
Fixed rate mortgages	9.84%	9.31%	5.69%
Adjustable rate mortgages	8.59%	9.24%	(7.03)%
Gross margin - adjustable rate mortgages	6.27%	6.47%	(3.09)%
C Credit Loans (2)
Percentage of total purchases and originations	3.21%	4.01%	(19.9	5)%
Combined weighted average initial LTV	71.93%	72.15%	(0.30)%
Weighted average median credit score	540	534	6 poi	nts
Weighted average interest rate:
Fixed rate mortgages	10.71%	10.31%	3.88%
Adjustable rate mortgages	9.27%	9.87%	(6.08)%
Gross margin - adjustable rate mortgages	6.59%	6.68%	(1.35)%
D Credit Loans (2)
Percentage of total purchases and originations	0.59%	0.36%	63.89%
Combined weighted average initial LTV	61.14%	60.68%	0.76%
Weighted average median credit score	550	552	8 poi	nts
Weighted average interest rate:
Fixed rate mortgages	11.35%	11.38%	(0.26)%
Adjustable rate mortgages	10.63%	9.97%	6.62%
Gross margin - adjustable rate mortgages	7.41%	7.29%	1.65%
Score Direct Loans (3)
Percentage of total purchases and originations	13.90%	—	—
Combined weighted average initial LTV	85.66%	—	—
Weighted average median credit score	647	—	—
Weighted average interest rate:
Fixed rate mortgages	6.63%	—	—
Adjustable rate mortgages	6.59%	—	—
Gross margin - adjustable rate mortgages	4.84%	—	—

(1)	Includes all called loans.

(2)	The letter grade applied to each risk classification reflects our internal standards and do not necessarily correspond to classifications used by other mortgage lenders. We use our credit grades only for non-conforming and sub-prime loans, many of which inherently carry greater risk than conforming and prime loans.

(3)	ScoreDirect uses the credit score as the determining factor in the credit decision; and therefore, there is no credit grade associated with loans originated under this program.

        We have experienced a significant increase in our higher credit quality production since 2001 as interest rates declined, which contributed to margin declines in the first quarter of 2004. As a result of Score Direct originations, our A plus and A credit production has decreased from 62% of our total production in the first quarter of 2003 to 48% for total production in the first quarter of 2004. Our Score Direct program does not utilize credit grades; however the weighted average median credit score of our Score Direct production during the quarter ended March 31, 2004 of 647 is similar to credit scores for our A plus and A production.

Loan Production by Income Documentation

        We have seen very little change in our loan production by income documentation during the first quarter of 2004 as compared to the first quarter of 2003. In order to remain competitive, we will continue to offer more score based products, which is part of our stated income documentation program; therefore we expect that the percentage of stated income will rise in future periods. The following table shows the composition of our loan production based on income documentation for the three months ended March 31, 2004 and 2003.

	For the Three Months Ended March 31,
	2004 (1)		2003		Variance
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score

Full documentation	69.95%	611	70.26%	602	(0.44)%	9 points
Limited documentation	5.00%	616	4.47%	632	11.86%	(16 points)
Stated income	25.05%	638	25.27%	635	(0.87)%	3 points

(1)	Includes all called loans.

Loan Production by Borrower Purpose

        We have seen very little change in the mix of our borrower purpose within our production between the first quarter of 2004 and the first quarter of 2003. Even in years where we have experienced significant declines in mortgage interest rates, we have remained focused on cash-out refinance production. We anticipate the percentage of our purchase mortgage loan production may increase in the future as a result of increased interest rates and our strategically focused marketing efforts. The following table shows the composition of our loan production based on borrower purpose for the three months ended March 31, 2004 and 2003.

	For the Three Months Ended March 31,
Borrower Purpose	2004 (1)	2003	Variance

Cash-out refinance	66.71%	69.12%	(3.49)%
Purchase	22.94%	20.54%	11.68%
Rate or term refinance	10.35%	10.34%	0.10%

(1)	Includes all called loans.

Loan Production Based Upon the Borrower’s Credit Score

        We have seen an increase in the mix of weighted average credit scores from the first quarter of 2003 to the first quarter of 2004. For the three months ended March 31, 2004, 60% of our production had credit scores greater than or equal to 601 compared to 56% for the three months ended March 31, 2003. Due to our strategic shift to focus our production towards lower credit quality borrowers, we expect our weighted average credit scores may decrease during 2004. We have also experienced an increase in our weighted average credit scores less than 500 and our unavailable credit scores since the first quarter of 2003 primarily related to called loans acquired during the first quarter of 2004. The following table shows the composition of our loan production based on the borrower’s credit score for the three months ended March 31, 2004 and 2003.

For the Three Months Ended March 31,
Weighted Average Median Credit Score	2004 (1)	2003	Variance

>700	8.82%	8.33%	5.88%
700 to 651	20.47%	18.20%	12.47%
650 to 601	30.23%	29.25%	3.35%
600 to 551	22.90%	24.53%	(6.64)%
550 to 501	14.76%	19.17%	(23.00)%
<500	1.12%	0.41%	173.17%
Unavailable	1.71%	0.11%	1454.55%
Weighted Average Median Credit Score (2)	618	612	6 point	s

(1)	Includes all called loans.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

Geographic Distribution

        Our production levels by region have fluctuated primarily relating to our called loans acquired during the first quarter of 2004, which had fewer loans originated in California and more loans originated in the South and Mid Atlantic regions than our normal production for the first quarter of 2004. The following table sets forth the percentage of all loans originated or purchased by us by region for the three months ended March 31, 2004 and 2003.

	For the Three Months Ended March 31,
	2004 (1)	2003	Variance

South	28.19%	24.74%	13.95%
California	22.84%	27.02%	(15.4	7)%
Mid Atlantic	14.88%	12.92%	15.17%
Midwest	11.54%	11.85%	(2.62)%
West	10.53%	9.83%	7.12%
Southwest	7.81%	7.49%	4.27%
New England	4.21%	6.15%	(31.5	4)%
Total	100.00%	100.00%

(1)	Includes all called loans.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

         Basis Risk.  Basis risk results from the structured terms of mortgage loans differing from financing terms that are collateralized by those mortgage loans. As a result, our financing rate can change differently than our mortgage loans. Changes in our financing rates relative to the loans supporting those financings causes fluctuations in net interest income. For this reason our management of this risk involves buying market instruments that increase in value while our interest expense declines in value.

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

Maturity and Repricing Information

        As shown in the tables below, from December 31, 2003 to March 31, 2004, there was little change in our hedge positions, except for the addition of hedges to manage the interest rate risk associated with long term financing of our mortgage portfolio. The following table summarizes the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps and futures that we held as of March 31, 2004 and December 31, 2003.

	As of March 31, 2004
	2004	2005	2006	2007	2008	Thereafter
($ in thousands)

Caps Bought - Notional:	$1,234,778	$927,466	$321,417	—	—	—
Weighted average rate	2.77%	3.87%	3.35%	—	—	—
Caps Sold - Notional:	$1,150,000	$899,299	$321,417	—	—	—
Weighted average rate	3.43%	5.09%	5.04%	—	—	—
Futures Sold - Notional:	$50,000	$37,500	$162,500	—	—	—
Weighted average rate	1.43%	3.88%	4.01%	—	—	—
Swaps Bought - Notional:	—	$500,000	$500,000	—	—	—
Weighted average rate	—	2.31%	3.52%	—	—	—
Puts Bought - Notional:	$333,333	$550,000	—	—	—	—
Weighted average rate	1.50%	3.16%	—	—	—	—
Puts Sold - Notional:	$150,000	$937,500	—	—	—	—
Weighted average rate	2.78%	3.75%	—	—	—	—
Calls Sold - Notional:	—	$250,000	—	—	—	—
Weighted average rate	—	2.25%	—	—	—	—

Total Notional:	$2,918,111	$4,101,765	$1,305,334	$—	$—	$—

	As of December 31, 2003
	2004	2005	2006	2007	2008	Thereafter
($ in thousands

Caps Bought - Notional:	$1,115,750	$927,466	$321,417	—	—	—
Weighted average rate	2.92%	3.87%	3.35%	—	—	—
Caps Sold - Notional:	$1,025,000	$899,299	$321,417	—	—	—
Weighted average rate	3.61%	5.09%	5.04%	—	—	—
Futures Sold - Notional:	—	$37,500	$112,500	—	—	—
Weighted average rate	—	3.88%	4.31%	—	—	—
Puts Bought - Notional:	$250,000	$50,000	—	—	—	—
Weighted average rate	1.50%	2.25%	—	—	—	—
Puts Sold - Notional:	$112,500	$437,500	—	—	—	—
Weighted average rate	2.78%	4.03%	—	—	—	—

Total Notional:	$2,503,250	$2,351,765	$755,334	$—	$—	$—

Analyzing Rate Shifts

        In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves, using scenarios that we develop to provide relevant assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding Federal Reserve Bank, or FRB, responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over long periods of time. The table below represents the change in our net interest income as determined by changes in our debt costs and offsetting values of derivative instruments as of March 31, 2004 and December 31, 2003 under the four different analysis scenarios that we currently use.

	Effect on Net Interest Income of Assumed Changes in Interest Rates Over a Three Year Period
	March 31, 2004				December 31, 2003
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
	($ in thousands)
Change in net	$(50,066)	$(11,700)	$12,482	$24,496	$(10,066)	$824	$10,827	$42,369
interest income
from mortgage
portfolio

Change in net
interest income
from hedging
instruments:

Futures	2,812	886	(41)	(214)	479	667	385	(1,133)
Swaps	9,905	4,176	(982)	(1,532)	--	--	--	--
Puts	1,280	358	365	368	615	(192)	(153)	(250)
Calls	63	63	(375)	(375)	--	--	--	--
Caps	6,776	2,118	169	19	2,310	556	(969)	(2,129)
Floors	--	--	--	--	--	--	--	--

Total change	$20,836	$7,601	$(864)	$(1,734)	$3,404	$1,031	$(737)	$(3,512)
in net interest
income from
hedging
instruments

Net change in	$(29,230)	$(4,099)	$11,618	$22,762	$(6,662)	$1,855	$10,090	$38,857
net interest
income

        Scenario 1 – Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the FRB, with the assumption that the economy is growing at a pace inconsistent with a FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assume a hypothetical interest rate increase of approximately 375 basis points over a three-year period beginning in second quarter 2004. Such an increase in interest rates is aggressive by historical standards, and provides us with a view of the net interest income changes of our mortgage loans by assuming a comparable rise in financing rates. Making these assumptions at March 31, 2004, we estimate that our net interest income from our mortgage loan portfolio would decrease by $50.1 million. However, we estimate that this amount would be partially offset by an increase in our hedging instruments of $20.8 million. The net effect of this scenario would be a potential decline of $29.2 million in our net interest income from our portfolio. At December 31, 2003, we estimated that our net interest income could decline by approximately $6.7 million under this scenario.

        Scenario 2 – In this scenario we assume a slightly less severe hypothetical rise in interest rates compared to Scenario 1 in which the FRB doesn’t begin raising interest rates until the second half of 2004 and then pushes interest rates higher at a faster pace as the economy expands and inflation increases. Under this scenario, we assume that interest rates have the potential to rise approximately 350 basis points, over a three year period beginning in fourth quarter 2004. Making these assumptions at March 31, 2004, we estimate that our net interest income from our mortgage loan portfolio would decrease by $11.7 million. However, we estimate that this amount would be partially offset by an increase in our hedging instruments of $7.6 million. The net effect of this scenario would be a potential decline of $4.1 million in our net interest income from our portfolio. At December 31, 2003, we estimated that our net interest income could increase by approximately $1.8 million under this scenario.

        Scenario 3 — In this scenario we assume relatively stable hypothetical short-term rates. This scenario assumes that the FRB is relatively patient, by historical standards, as the economy maintains a range of low growth, and thus the FRB is more concerned with economic expansion than inflation. Interest rates are assumed to rise modestly in year two, with only an approximate 325 basis point increase over three years beginning in first quarter 2005. Given these assumptions at March 31, 2004, we estimate that our net interest income from our mortgage portfolio and hedging instruments would increase by approximately $12.5 million and $0.9 million, respectively, for a total potential increase in net interest income of approximately $11.6 million. At December 31, 2003, we estimated that our net interest income could increase by approximately $10.1 million under this scenario.

        Scenario 4 –This scenario assumes that the FRB determines that it must lower rates in the near term, and then begins to reverse previous interest rate cuts in year two, and more aggressively in year three, accounting for an approximate 200 basis point increase in rates over the three year period. Given these assumptions at March 31, 2004, we estimate that our net interest income from our mortgage portfolio would increase by approximately $24.5 million, which would partially be offset by an estimated decline in net interest income from hedging instruments of approximately $1.7 million, for a total potential increase in net interest income of approximately $22.8 million. At December 31, 2003, we estimated that our net interest income could increase by approximately $38.9 million under this scenario.

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

        Paul Graham, et al. v. America’s MoneyLine is a Collective Action Complaint filed under the Federal Fair Labor Standards Act, or FLSA, filed on January 30, 2003 in the United States District Court, Central District of California as Case No. 03-0098. The suit alleges that loan officers who routinely worked over 40 hours per week were denied overtime compensation in violation of the FLSA. The plaintiffs seek unpaid wages at the overtime rate, an equal amount in liquidated damages, costs and attorneys fees. The parties executed a settlement agreement on November 3, 2003 to settle the claims of the collection action members in exchange for the payment of approximately $1.4 million, which includes payment of fees and expenses of plaintiffs’ counsel. Approximately 310 current and former loan officers opted into the collective action and accepted the terms of the settlement agreement. The Court entered a joint stipulation and order of dismissal on December 23, 2003. We have fully performed our obligations under the settlement agreement.

        Josephine Coleman v. America’s MoneyLine is a matter filed in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 02L1557 filed on November 20, 2002. This is a class action suit alleging consumer fraud and unjust enrichment under Illinois law and similar laws of other states. Ms. Coleman alleges that she was improperly charged a fee for overnight delivery of mortgage loan documents. In December 2002, defendants filed a Petition to Compel Arbitration in the United States District Court for the Southern District of Illinois. The Motion to Compel Arbitration in federal court was denied on jurisdictional grounds. We appealed the District Court’s decision to the United States Court of Appeals for the Seventh Circuit. The Court of Appeals affirmed the District Court’s decision. We intend to file a motion to compel arbitration in state court. If the plaintiff achieves nationwide class certification and the case is decided adversely to America’s MoneyLine, the potential loss could materially and adversely affect our earnings. At the present time, however, we cannot predict the outcome of the case.

        Margarita Barbosa, et al. v. Saxon Mortgage Services (f/k/a Meritech Mortgage Services, Inc.) et al., is a matter filed on November 19, 2002 in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 02C6323. This is a class action suit alleging violation of the Illinois Interest Act, the Illinois Consumer Fraud Act, similar laws, if any, in other states, and a breach of contract. The plaintiffs allege that we violated Illinois law by collecting prepayment penalties in accordance with the terms of the mortgages of certain borrowers whose loans had been accelerated due to default, and which later were prepaid by the borrowers. We believe that approximately 27 Illinois mortgages are subject to the allegations. In addition, the plaintiffs allege that their claims apply to loans that we made in all other states in addition to Illinois, where we collected prepayment penalties in these particular circumstances. The claim of Ms. Barbosa was separated from the potential class action by a motion to compel arbitration pursuant to the arbitration agreement in her mortgage, and the claim has been settled. The mortgages of some or all of the other plaintiffs in the alleged class do not contain arbitration agreements. The court dismissed the sole federal law claim alleged by the plaintiffs against a non-affiliated defendant, and as a result dismissed without prejudice the state law claims against Saxon Mortgage Services and the other remaining defendants on jurisdictional grounds. The remaining named plaintiff re-filed the case as Loisann Singer, et al. v. Saxon Mortgage Services (f/k/a Meritech Mortgage Services, Inc.), et al. in the Circuit Court of Cook County, Illinois, Case No. 03CH13222 , and on our motion, the case was removed to the U.S. District Court for the Northern District of Illinois on September 10, 2003. The parties have agreed to a settlement in exchange for a dismissal which would require us to pay approximately $0.2 million to the group of 27 former Illinois borrowers and their attorneys. The Court has entered an order approving the settlement, and we are in the process of performing our obligations under the settlement agreement. Each of the 27 former borrowers may choose to opt out of the settlement and may pursue individual actions against us. The settlement would not preclude former borrowers in other states from bringing similar claims, or attempting to assert similar claims as a class action.

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

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Saxon Capital, Inc. (1)

3.2	Amended and Restated Bylaws of Saxon Capital, Inc.

4.1	Form of Common Stock Certificate (1)

4.2	Certain instruments defining the rights of the holders of long-term debt of the Company and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Company and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Company hereby agrees to furnish a copy of any of these agreements to the SEC upon request.

10.1	Sale and Servicing Agreement, dated as of February 1, 2004, between Saxon Asset Securities Trust 2004-1, as issuer, Deutsche Bank Trust Company Americas, as indenture trustee, Saxon Asset Securities Company, as depositor, Saxon Mortgage, Inc., as master servicer and Saxon Mortgage Services, Inc., as servicer. (Incorporated herein by reference to Saxon Asset Securities Company’s Current Report on Form 8/K dated February 19, 2004).

31.1	Certification of Chief Executive Officer pursuant to Section 302

31.2	Certification of Principal Financial Officer pursuant to Section 302

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 906

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (Registration Statement No. 333-71052) declared effective by the SEC on January 15, 2002.

(b)	Reports on Form 8-K

On January 9, 2004, the Company furnished a Form 8-K (Item 9) reporting that the Company had issued a press release on January 9, 2004 announcing its earnings release and conference call dates for its results for the quarter ended December 31, 2003, and a copy of the press release was furnished as an exhibit.

On January 26, 2004, the Company filed a Form 8-K (Items 5 and 7) reporting that the Company had issued a press release on January 26, 2004 announcing that its Board of Directors has authorized the Company to convert to a real estate investment trust, and a copy of the press release was filed as an exhibit.

On January 30, 2004, the Company filed a Form 8-K (Items 5, 7, and 12) reporting that the Company had issued a press release on January 29, 2004 announcing the Company’s financial results for the fourth quarter and year ended December 31, 2003, and a copy of the press release was filed as an exhibit.

On February 19, 2004, the Company furnished a Form 8-K (Items 5 and 7) reporting that the Company had issued a press release on February 19, 2004 announcing a $1.1 billion asset-backed securitization, and a copy of the press release was filed as an exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   Dated: May 13, 2004

SAXON CAPITAL, INC. By: /s/ Michael L. Sawyer —————————————— Michael L. Sawyer Chief Executive Officer (authorized officer of registrant)

   Dated: May 13, 2004

By: /s/ Robert B. Eastep —————————————— Robert B. Eastep Chief Financial Officer (principal financial officer)