Form 10-Q
period 2004-06-30
SAXON CAPITAL INC
filed 2004-08-09
CIK 1160425

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ______________

Commission File Number: 000-33485

SAXON CAPITAL, INC.
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	54-2036376 (IRS Employer Identification No.)

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

As of August 3, 2004 there were 28,773,200 shares of our common stock, par value $0.01 per share, outstanding.

SAXON CAPITAL, INC.

Part I. Financial Information

Item 1. Financial Statements

Saxon Capital, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except for share data)
(unaudited)

	June 30, 2004	December 31, 2003

Assets:
Cash	$7,320	$5,245
Accrued interest receivable	57,891	54,080
Trustee receivable	90,741	74,614
Mortgage loan portfolio	5,293,114	4,723,416
Allowance for loan loss	(34,032)	(43,369)

Net mortgage loan portfolio	5,259,082	4,680,047
Restricted cash	12,343	1,257
Servicing related advances	79,416	98,588
Mortgage servicing rights, net	44,698	41,255
Real estate owned	20,745	23,787
Deferred tax asset	2,660	—
Other assets	73,976	79,959

Total assets	$5,648,872	$5,058,832

Liabilities and shareholders' equity:
Liabilities:
Accrued interest payable	$8,425	$8,602
Warehouse financing	879,107	427,969
Securitization financing	4,332,875	4,237,375
Note payable	25,000	25,000
Deferred tax liability	—	907
Other liabilities	12,165	13,933

Total liabilities	5,257,572	4,713,786

Commitments and contingencies - Note 9	—	—
Shareholders' equity:
Common stock, $0.01 par value per share, 100,000,000 shares
authorized; shares issued and outstanding: 28,730,700 as of June
30, 2004 and 28,661,757 as of December 31, 2003	287	287
Additional paid-in capital	266,421	264,030
Other comprehensive income (loss), net of tax of $781 and $(3,500)	1,226	(5,497)
Retained earnings	123,366	86,226

Total shareholders' equity	391,300	345,046

Total liabilities and shareholders' equity	$5,648,872	$5,058,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statements of Operations
(dollars in thousands, except for share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Interest income	$99,051	$83,577	$190,050	$158,832
Interest expense	(36,045)	(30,993)	(69,212)	(57,654)

Net interest income	63,006	52,584	120,838	101,178
Provision for mortgage loan losses	(10,160)	(9,677)	(14,038)	(18,291)

Net interest income after provision for
mortgage loan losses	52,846	42,907	106,800	82,887
Servicing income, net of amortization and
impairment	6,931	8,202	11,823	15,782
Gain on sale of mortgage assets	308	45	2,859	51

Total net revenues	60,085	51,154	121,482	98,720
Expenses:
Payroll and related expenses	(17,554)	(13,382)	(33,198)	(27,660)
General and administrative expenses	(13,367)	(11,424)	(26,125)	(22,482)
Depreciation	(1,575)	(785)	(3,069)	(1,451)
Other expense	(1,248)	(476)	(2,391)	(1,135)

Total operating expenses	(33,744)	(26,067)	(64,783)	(52,728)
Income before taxes	26,341	25,087	56,699	45,992
Income tax expense	(8,893)	(9,656)	(19,559)	(17,677)

Net income	$17,448	$15,431	$37,140	$28,315

Earnings per common share:
Average common shares - basic	28,703,360	28,522,401	28,687,242	28,410,096
Average common shares - diluted	31,196,482	29,973,379	31,309,052	29,569,312
Basic earnings per common share	$0.61	$0.54	$1.30	$1.00
Diluted earnings per common share	$0.56	$0.51	$1.19	$0.96

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statement of Shareholders’ Equity
(dollars in thousands, except share data)
(unaudited)

	Common Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total

Balance at January 1, 2004	28,661,757	$287	$264,030	$(5,497)	$86,226	$345,046
Issuance of common stock	68,943	—	1,110	—	—	1,110
Compensation expense on restricted stock units	—	—	1,281	—	—	1,281
Comprehensive income:
Net income	—	—	—	—	37,140	37,140
Add: change in unrealized loss on mortgage
securities	—	—	—	351	—	351
Add: reclassification adjustment for
unrealized gain on mortgage securities	—	—	—	465	—	465
Less: tax effect of above unrealized gain on
mortgage securities	—	—	—	(317)	—	(317)
Add: gain on cash flow hedging instruments	—	—	—	10,157	—	10,157
Add: reclassification adjustment for gain on
cash flow hedging instruments	—	—	—	30	—	30
Less: tax effect of gain on cash flow hedging
instruments	—	—	—	(3,963)	—	(3,963)

Total comprehensive income	—	—	—	6,723	37,140	43,863

Balance at June 30, 2004	28,730,700	$287	$266,421	$1,226	$123,366	$391,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

Saxon Capital, Inc.
Condensed Consolidated Statements of Cash Flows
(dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2004	2003

Operating Activities:
Net income from operations	$37,140	$28,315
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	23,208	13,337
Deferred income taxes	(3,567)	(3,333)
Impairment of assets	6,692	1,967
Gain from sale of assets	(2,859)	(51)
Provision for loan losses	14,038	18,291
(Recovery) provision for advanced interest losses	(529)	441
Decrease in servicing related advances	19,172	2,850
Increase in accrued interest receivable	(3,811)	(11,547)
(Decrease) increase in accrued interest payable	(178)	2,157
Increase in trustee receivable	(16,128)	(25,410)
Net change in other assets and other liabilities	(5,693)	(2,521)

Net cash provided by operating activities	67,485	24,496

Investing Activities:
Purchase and origination of mortgage loans	(1,750,620)	(1,478,199)
Principal payments on mortgage loan portfolio	965,483	619,793
Proceeds from the sale of mortgage loans	150,690	23,584
Proceeds from the sale of real estate owned	28,783	13,953
(Increase) decrease in restricted cash	(11,086)	300,598
Purchase of mortgage bonds	--	(3,000)
Principal payments received on mortgage bonds	3,584	1,418
Acquisition of mortgage servicing rights	(14,826)	(8,697)
Net capital expenditures	(4,146)	(4,405)

Net cash used in investing activities	(632,138)	(534,955)

Financing Activities:
Proceeds from issuance of securitization financing	1,115,475	1,380,175
Bond issuance costs	(4,017)	(4,892)
Principal payments on securitization financing	(998,553)	(624,835)
Proceeds from (repayment of) warehouse financing, net	451,138	(222,524)
Proceeds from (purchases of) derivative instruments	1,575	(25,124)
Proceeds received from issuance of stock	1,110	3,670

Net cash provided by financing activities .	566,728	506,470

Net increase (decrease) in cash	2,075	(3,989)
Cash at beginning of period	5,245	8,098

Cash at end of period	$7,320	$4,109

Supplemental Cash Flow Information:
Cash paid for interest	$82,230	$71,683
Cash paid for taxes	$16,038	$20,687
Non-Cash Financing Activities:
Transfer of mortgage loans to real estate owned	$44,748	$9,258

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements

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

        In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation. The results of operations and other data for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for any other interim periods or the entire year ending December 31, 2004. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in Saxon Capital, Inc.‘s Annual Report on Form 10-K, as amended for the year ended December 31, 2003.

        Saxon Capital, Inc. (the “Company”) (NASDAQ: SAXN) was formed on April 23, 2001. The Company acquired all of the issued and outstanding capital stock of SCI Services, Inc. (“Predecessor”) from Dominion Capital, Inc. (“Dominion Capital”) on July 6, 2001. The Company had no activities between April 23, 2001 and the acquisition of Predecessor.

        The Company, through its wholly-owned subsidiaries Saxon Mortgage, Inc. (“Saxon Mortgage”) and America’s MoneyLine, Inc. (“America’s MoneyLine”), is licensed to originate loans or is exempt from licensing requirements, in 49 states. Its activities consist primarily of originating and purchasing single-family residential mortgage loans and home equity loans through three production segments — wholesale, correspondent, and retail. The Company may also, as servicer of record, purchase loans from prior securitizations pursuant to the clean-up call provisions of the trusts. Loans originated or purchased by the Company are secured by a mortgage on the borrower’s property. The Company then either sells these loans or accumulates such loans until a sufficient volume has been reached to securitize them. In addition, the Company, through its wholly-owned subsidiary Saxon Mortgage Services, Inc. (“Saxon Mortgage Services”), services and sub-services single-family mortgage loans throughout the country that primarily have been purchased or originated by the Company. The Company, headquartered in Glen Allen, Virginia, has operation centers of its subsidiaries in Fort Worth, Texas and Foothill Ranch, California and 25 branch offices located throughout the country at June 30, 2004. The focus of the Company is on originating and purchasing loans to homebuyers who generally do not meet the underwriting guidelines of one of the government-sponsored entities such as the Federal Home Loan Mortgage Corporation, (“Freddie Mac”), the Federal National Mortgage Association, (“Fannie Mae”), and the Government National Mortgage Association, (“Ginnie Mae”). Use of the term “Company” throughout these Unaudited Notes to Condensed Consolidated Financial Statements shall be deemed to refer to or include the applicable subsidiaries of the Company.

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

        The Company has elected to follow the intrinsic value method, in accounting for its stock options issued to employees and non-employee directors. Accordingly, the Company does not recognize compensation expense upon the issuance of its stock options because the option terms are fixed and the exercise price equals the market price of the underlying stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value method to options granted to employees using the Black-Scholes option pricing model.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except per share data)
Net income, as reported	$17,448	$15,431	$37,140	$28,315
Deduct: Total stock-based compensation expense
determined under fair value based method for
all awards, net of related tax effects	(638)	(638)	(1,276)	(1,260)

Pro forma net income	$16,810	$14,793	$35,864	$27,055

Earnings per share:
Basic - as reported	$0.61	$0.54	$1.30	$1.00

Basic - pro forma	$0.59	$0.52	$1.26	$0.96

Diluted - as reported	$0.56	$0.51	$1.19	$0.96

Diluted - pro forma	$0.54	$0.49	$1.15	$0.92

(d)	Reclassifications

        Certain amounts for 2003 have been reclassified to conform to presentations adopted in 2004.

(2)     Subsequent Events

         On July 13, 2004, the Company closed a new servicing advance facility, Saxon Advance Receivables Note Trust.  The facility allows for the issuance of multiple series of notes to finance principal, interest and other servicing advances that the Company is required to make for its owned portfolio as well as those related to certain third party servicing contracts.   The initial Series 2004-1 Notes issued under the facility allow cumulative borrowings up to $160.0 million.  >The initial amount financed under the Series 2004-1 Notes amounted to $109.2 million.  The terms of the Series 2004-1 Notes require the Notes to begin to amortize at various dates through October 2006.   In conjunction with the new facility, the existing Saxon Advance Receivables Backed Certificates 2002-A and Saxon Advance Receivables Backed Certificates 2003-A facilities were both terminated.

        On July 16, 2004, the Company’s $150.0 million repurchase facility with Greenwich Capital Financial Products, Inc. was amended extending the termination date of the facility to September 1, 2004.

        On July 14, 2004 and on August 3, 2004, the Company’s subsidiary formed for the purpose of effecting the proposed real estate investment trust (“REIT”) conversion, Saxon REIT, Inc., filed pre-effective amendment numbers 4 and 5, respectively, to its S-4 registration statement (File No. 333-112834). with the SEC. On August 5, 2004, Saxon REIT, Inc. filed the definitive proxy statement/prospectus with the SEC pursuant to Rule 424(b)(3) under the Securities Act. The Company plans to present the merger agreement that effectuates the proposed REIT conversion to its shareholders for approval at its annual meeting, which will be held on September 13, 2004. If approved, the Company expects the proposed REIT conversion to be completed before the end of 2004.

        On July 22, 2004, Saxon REIT, Inc. filed amendment number 1 to its S-11 registration statement (File No. 333-116028) with the SEC.

        In July 2004, the Company purchased $1.6 billion in third party servicing rights for approximately $12 million.

        On July 26, 2004, the Company closed a $1.2 billion asset backed securitization, which will be accounted for as debt for both tax and financial reporting purposes.

        On July 26, 2004, the Company called $50.5 million of mortgage loans from the SAST 1998-4 securitization pursuant to the clean-up call provision of the trust.

        On July 29, 2004, the Company closed operations in the Nashville, Tennessee and Merriam, Kansas retail branches.

        On August 6, 2004, the Company’s $400.0 million repurchase facility with Merrill Lynch Mortgage Capital, Inc. was amended extending the termination date of the facility to November 19, 2004.

(3)     Earnings Per Share

        Basic earnings per share is based on the weighted average number of common shares outstanding, excluding any dilutive effects of options, warrants, or restricted stock units. Diluted earnings per share is based on the weighted average number of common shares, dilutive stock options, dilutive stock warrants, and dilutive restricted stock units outstanding during the year. Computations of earnings per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands, except share data)
Basic:
Net income	$17,448	$15,431	$37,140	$28,315
Weighted average common shares outstanding	28,703,360	28,522,401	28,687,242	28,410,096

Earnings per share	$0.61	$0.54	$1.30	$1.00

Diluted:
Net income	$17,448	$15,431	$37,140	$28,315
Weighted average common shares outstanding	28,703,360	28,522,401	28,687,242	28,410,096
Dilutive effect of stock options, warrants and
restricted stock units	2,493,122	1,450,978	2,621,810	1,159,216

Weighted average common shares outstanding -
diluted	31,196,482	29,973,379	31,309,052	29,569,312

Earnings per share	$0.56	$0.51	$1.19	$0.96

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

        Approximately 22% of the property securing the Company’s mortgage loan portfolio was located in the state of California at both June 30, 2004 and December 31, 2003, respectively. No other state comprised more than 8% and 9% of the Company’s mortgage loan portfolio at June 30, 2004 and December 31, 2003, respectively.

        Mortgage loans reflected on the Company’s condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003 were comprised of the following:

	June 30, 2004	December 31, 2003
	(dollars in thousands)

Securitized mortgage loans - principal balance	$4,196,617	$4,078,468
Unsecuritized mortgage loans - principal balance	980,678	529,161
Premiums, net of discounts	63,347	53,066
Hedge basis adjustments	35,209	46,058
Deferred origination costs, net	11,637	9,374
Fair value adjustments	5,626	7,289

Total	$5,293,114	$4,723,416

        From time to time, the Company may choose to sell certain mortgage loans rather than securitize them. The following chart summarizes the Company’s activity with respect to sold mortgage loans during the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Mortgage loans sold:
Performing mortgage loans sold:
Non conforming first lien mortgages	$936	$—	$70,209	$—
Second lien mortgages	36,575	12,335	52,271	22,654
Delinquent mortgage loans(1)	—	—	24,465	—

Total mortgage loans sold	37,511	12,335	146,945	22,654
Yield adjustments	1,207	437	917	879
Cash received	39,026	12,817	150,690	23,584

Gain on sale of mortgage loans(1)(2)	$308	$45	$2,828	$51

(1)	Includes real estate owned, or REO, that was part of a delinquent loan sale.

(2)	Total gain on sale of mortgage assets of $2,859 on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2004 includes the gain recognized on sale of other assets of approximately $31 thousand.

(5)     Allowance for Loan Loss

        The Company is exposed to risk of loss from its mortgage loan portfolio and establishes the allowance for loan loss taking into account a variety of criteria including the contractual delinquency status and historical loss experience. The allowance for loan loss is evaluated monthly and adjusted based on this review.

        Activity related to the allowance for loan loss for the mortgage loan portfolio for the three and six months ended June 30, 2004 and 2003 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Beginning balance	$33,837	$42,999	$43,369	$40,227
Provision for loan losses(1)	9,692	9,677	13,510	18,732
Charge-offs	(9,497)	(8,029)	(22,847)	(14,312)

Ending balance	$34,032	$44,647	$34,032	$44,647

(1)	Includes $(0.5) million and none for the three months ended June 30, 2004 and 2003, respectively, and $(0.5) million and $0.4 million for the six months ended June 30, 2004, respectively, related to advanced interest paid to securitization trusts but not yet collected. This amount is included as a component of interest income in the condensed consolidated statements of operations.

(6)     Mortgage Servicing Rights

        Mortgage servicing rights, or MSRs, are initially recorded at cost and subsequently amortized in proportion to and over the period of the anticipated servicing income to arrive at the carrying value. The amount recorded on the condensed consolidated balance sheets represents the carrying value less any temporary impairments of the Company’s servicing portfolio. As of June 30, 2004, the fair value of the mortgage servicing rights in total, based on independent appraisals, was measured at $70.6 million, compared to $46.8 million at December 31, 2003. The following table summarizes activity in mortgage servicing rights for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Balance, beginning of period	$39,042	$31,683	$41,255	$24,971
Purchased	11,002	—	14,826	8,697
Amortization	(3,478)	(1,935)	(6,733)	(3,420)
Temporary impairment	(1,868)	(250)	(4,650)	(750)

Balance, end of period	$44,698	$29,498	$44,698	$24,498

        The following table summarizes the activity of our valuation allowance:

Valuation Allowance
(dollars in thousands)

Balance at January 1, 2004	$(687)
Temporary impairment	(4,650)
Permanent impairment	—

Balance at June 30, 2004	$(5,337)

        As of June 30, 2004, the following table summarizes the remaining estimated projected amortization expense for the carrying value of the mortgage servicing rights for each of the five succeeding years and thereafter:

Years Ending December 31,
(dollars in thousands)

July 2004 through December 2004	$8,031
2005	13,136
2006	8,621
2007	5,987
2008	4,212
Thereafter	10,048

Total	$50,035

(7)     Warehouse Financing, Securitization Financing and Note Payable

A summary of the amounts outstanding and available under these agreements at June 30, 2004 and December 31, 2003 is as follows:

	June 30, 2004	December 31, 2003
	(dollars in thousands)

Debt Outstanding
Warehouse financing - loans and servicing advances	$244,795	$101,055
Repurchase agreements - loans	633,258	325,474
Repurchase agreements - mortgage bonds	1,054	1,440
Securitization financing - servicing advances	95,000	100,239
Securitization financing - loans and real estate owned .	4,203,275	4,079,050
Securitization financing - net interest margin	34,600	58,086
Note payable	25,000	25,000

Total	$5,236,982	$4,690,344

The following table summarizes our contractual obligations at June 30, 2004:

As of June 30, 2004	Total	Less than 1 year	1-3 years	3-5 years	After 5 years
	(dollars in thousands)

Warehouse financing facility - line of credit	$244,795	$244,795	$—	$—	$—
Warehouse financing facility - repurchase
agreements	633,258	633,258	—	—	—
Repurchase agreements - bonds	1,054	1,054	—	—	—
Securitization financing - servicing advances(1)	95,000	33,838	33,578	10,370	17,214
Securitization financing - loans and real estate
owned(2)	4,203,275	1,544,799	1,482,438	456,263	719,775
Securitization financing - net interest margin(2)	34,600	31,402	3,198	—	—
Note payable	25,000	—	25,000	—	—

Total contractual cash obligations	$5,236,982	$2,489,146	$1,544,214	$466,633	$736,989

(1)	Amounts shown are estimated bond payments based on anticipated recovery of the underlying principal and interest servicing advances.

(2)	Amounts shown are estimated bond payments based on anticipated receipt of principal and interest on underlying mortgage loan collateral using historical prepayment speeds.

        A summary of interest expense and the weighted average cost of funds is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Interest Expense
Warehouse financing	$927	$232	$1,210	$477
Repurchase agreements	1,813	1,016	3,322	2,475
Securitization financing	31,899	28,548	61,984	52,247
Notes payable	497	499	995	992
Other	909	698	1,701	1,463

Total	$36,045	$30,993	$69,212	$57,654

Weighted Average Cost of
Funds
Warehouse financing	1.85%	1.25%	1.78%	1.27%
Repurchase agreements	1.86%	1.95%	1.83%	2.00%
Securitization financing	2.78%	2.96%	2.71%	2.87%
Notes payable	8.00%	8.00%	8.00%	8.00%

Total	2.77%	2.98%	2.72%	2.90%

        During the six months ended June 30, 2004, the Company completed one securitization of mortgage loans, ($1.1 billion in principal balances and $20.1 million in unamortized basis adjustments). During the six months ended June 30, 2003, the Company completed the final funding of Saxon Asset Securities Trust (“SAST”) 2002-3 ($300.2 million in principal balances and $4.4 million in unamortized basis adjustments) and two additional securitizations of mortgage loans ($1.3 billion in principal balances and $19.2 million in unamortized basis adjustments).

        Under its borrowing agreements, the Company is subject to certain debt covenants and is required to maintain or satisfy specified financial ratios and tests, as well as other customary covenants, representations and warranties, and events of default. In the event of default, the Company may be prohibited from paying dividends and making distributions under certain of its financing facilities without the prior approval of its lenders. At June 30, 2004, the Company was in compliance with all its covenants under the respective borrowing agreements.

(8)     Derivatives

        The Company accounts for its derivative financial instruments as cash flow hedges, which hedge the Company’s variable rate debt. At June 30, 2004 and December 31, 2003, the fair value of the Company’s derivatives totaled $15.0 million and $5.7 million, respectively. The derivative fair value is held on the condensed consolidated balance sheet as part of other assets. As of June 30, 2004 and December 31, 2003, the mark to market adjustment on effective hedges recorded in accumulated other comprehensive income (loss) was $2.5 million with a tax expense of $1.0 million and $(7.7) million with a tax benefit of $(3.0) million, respectively. Accumulated other comprehensive income (loss) relating to cash flow hedging is amortized into earnings through interest expense as the hedged risk affects earnings. The expected effect of amortization of the accumulated other comprehensive income on earnings for the next twelve months is $0.3 million of income, depending on future performance. Hedge ineffectiveness associated with hedges resulted in $28.2 thousand of income and $270.9 thousand of expense for the three months ended June 30, 2004 and 2003, respectively and resulted in $8.5 thousand of expense and $502.4 thousand of expense for the six months ended June 30, 2004 and 2003, respectively.

        At June 30, 2004 and December 31, 2003, the Company had $35.2 million and $46.3 million, respectively of basis adjustments on mortgage loans related to fair value hedging activity. The basis adjustment is amortized into earnings through interest income based on the life of the previously hedged loans.

(9)     Commitments and Contingencies

        Mortgage Loans

        At June 30, 2004 and December 31, 2003, the Company’s subsidiaries had commitments to fund mortgage loans with agreed-upon rates of approximately $344.6 million and $144.3 million, respectively. These amounts do not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        In connection with the approximately $0.9 billion of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of June 30, 2004, and in connection with the sales of mortgage loans to nonaffiliated parties, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, the Company may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. At June 30, 2004 the Company neither has nor expects to incur any material obligation to remove any such loans, or to provide any such indemnification.

        The Company is subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which are repaid within six months of the loan sale. The Company accrues an estimate of the potential refunds of premium received on loan sales based upon historical experience. At both June 30, 2004 and December 31, 2003, the liability recorded for premium recapture expense was $0.2 million.

        Mortgage Servicing Rights

        The Company expects to purchase third party servicing rights for an additional $4.7 billion of mortgage loans through the third quarter of 2004, of which $1.6 billion were purchased in July 2004 for approximately $12.0 million.

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

        America’s MoneyLine is named in a case brought as a class action in Illinois. This is a class action suit alleging consumer fraud and unjust enrichment under Illinois law and similar laws of other states. The plaintiff alleges that she was improperly charged a fee for overnight delivery of mortgage loan documents. In December 2002, the Company filed a Petition to Compel Arbitration in the United States District Court for the Southern District of Illinois. The Motion to Compel Arbitration in federal court was denied on jurisdictional grounds. The Company appealed the District Court’s decision to the United States Court of Appeals for the Seventh Circuit. The Court of Appeals affirmed the District Court’s decision. The Company has filed a motion to compel arbitration in state court. If the plaintiff achieves nationwide class certification and the case is decided adversely to America’s MoneyLine, the potential loss could materially and adversely affect the Company’s business. At this time, the Company cannot predict the outcome of this matter and cannot reasonably estimate a range of possible loss given the current status of the litigation; accordingly, no amounts have been accrued in the Company’s accompanying condensed consolidated financial statements.

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

        Insurance Policies

        As of June 30, 2004, the Company carried a primary directors and officers liability insurance policy for $10 million, excess directors and officer’s liability insurance policies totaling $40 million and key man insurance policies in the amount of $9.6 million. In addition, the Company carried a banker’s professional/lender’s liability policy, a fiduciary liability policy and an employment practices liability policy for $10 million each; a financial institutions bond, a mortgage protection policy, and a commercial umbrella coverage for $15 million each; a commercial general liability policy and a property insurance policy for $1 million per occurrence; and a business auto policy and worker’s compensation policy for $1 million per occurrence. For the three months ended June 30, 2004 and 2003, insurance expense amounted to $0.8 million and $0.5 million, respectively. For the six months ended June 30, 2004 and 2003, insurance expense amounted to $1.9 million and $1.1 million, respectively.

(10)     Segments

        The operating segments reported below are the segments of the Company for which separate financial information is available and for which net revenues and net operating income amounts are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

        The portfolio segment uses the Company’s equity capital and borrowed funds to invest in its mortgage loan portfolio, thereby producing net interest income. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms. The wholesale segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies and mortgage brokers. The correspondent segment purchases mortgage loans from correspondent lenders following a complete re-underwriting of each mortgage loan. The retail segment originates non-conforming mortgage loans directly to borrowers through its 25 branch offices.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(dollars in thousands)
Segment Net Revenues:
Portfolio revenues, net of interest
expense and provision for mortgage loan
losses	$53,154	$42,952	$109,659	$82,938
Servicing revenues, net of amortization
and impairment	6,931	8,202	11,823	15,782
Wholesale	—	—	—	—
Correspondent	—	—	—	—
Retail	—	—	—	—

Total segment net revenues	$60,085	$51,154	$121,482	$98,720

Segment Net Operating Income:
Portfolio	$58,106	$47,458	$118,350	$90,912
Servicing (1)	(866)	2,013	(3,685)	3,633
Wholesale	(11,220)	(8,581)	(20,745)	(17,830)
Correspondent	(4,229)	(3,202)	(7,518)	(6,319)
Retail	(15,450)	(12,601)	(29,703)	(24,404)

Total segment net operating income	$26,341	$25,087	$56,699	$45,992

	June 30, 2004	December 31, 2003

Segment Assets:
Portfolio	$5,440,802	$4,833,785
Servicing	124,114	139,843

Total segment assets	$5,564,916	$4,973,628

Corporate assets	83,956	85,204

Total assets	$5,648,872	$5,058,832

(1)	The Company includes all costs to service mortgage loans within the servicing segment.

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

Executive Summary

Industry Overview

        According to the Mortgage Bankers Association of America’s, or MBAA, website as of April 14, 2004, lenders in the United States originated $3.8 trillion in single-family mortgage loans in 2003. Approximately 66% of the loan originations in 2003 were attributable to mortgage loan refinancings by customers taking advantage of the decline in interest rates during 2003. As of July 14, 2004, lenders in the United States are expected to originate approximately $2.5 trillion in single-family mortgage loans in 2004. We believe that the projected decline is largely attributable to a reduction in refinancing of conforming loans as interest rates rise. Generally, we believe sub-prime borrowers are not solely motivated by fluctuations in interest rates; thus, we do not expect the same level of decline in the non-conforming market, as discussed in “Mortgage Loan Portfolio by Borrower Purpose.”

Company Overview

        We are in the business of originating, securitizing, and servicing non-conforming mortgage loans, including sub-prime residential mortgage loans. We operate through five business segments. These segments are:

  Portfolio Management, or our portfolio segment;
  Mortgage Loan Servicing, or our servicing segment;
  Wholesale Loan Production, or our wholesale segment;
  Retail Loan Production, or our retail segment; and
  Correspondent Loan Production, or our correspondent segment.

        We originate or purchase mortgage loans for our portfolio segment through our wholesale, retail, and correspondent segments. We earn our revenues from the interest income from those mortgages through our portfolio segment and from servicing loans for other companies through our servicing segment. We pay interest to finance our mortgage loan portfolio and we incur general and administrative expenses to operate our business. We maintain a provision for mortgage loan losses that may occur from impaired mortgage loans that are in our portfolio. When we securitize our mortgage loans, we structure those transactions as financing transactions. As such, the mortgage loans and related debt to finance those loans remain on our balance sheet. We fund our mortgage loan originations through short-term warehouse lines of credit and through repurchase facilities. These short-term facilities are replaced by permanent financing when we securitize the loans.

        In general, the primary factors in our business that affect our revenues are changes in interest rates and changes in the size of our mortgage loan portfolio and servicing portfolio. Decreases in interest rates generally result in a decrease in the interest rates we charge on the mortgage loans we originate, but also result in growth in our mortgage loan portfolio. Decreases also lead to increases in loan prepayments, which result in increases in prepayment penalty income, but decrease servicing income. In addition, decreases in interest rates reduce our cost to borrow, but because loan originations tend to rise during periods of decreased interest rates, generally lead to increases in our borrowings.

        Conversely, increases in interest rates generally result in an increase in the interest rates we charge on the mortgage loans we originate. Increases in interest rates also lead to decreases in loan prepayments, reducing prepayment penalty income, but increasing servicing income. In addition, increases in interest rates increase our cost to borrow, but because loan originations tend to decline during periods of increased interest rates, generally lead to decreases in our borrowings.

        In general, the primary factors in our business that lead to increased expenses are the volume and credit mix of mortgage loans we originate or purchase, the number of retail branches we open and operate, the number of sales representatives we employ, and the cost of being a public company. As our loan production and loan portfolio increase we would generally expect to hire additional employees and we would also expect our variable expenses to increase. Also, we may incur additional marketing and advertising expenses in order to achieve our production goals. We would also expect to incur higher expenses in years where we open additional retail branches, which would result in increased office rent, equipment rent and insurance costs that would be incurred. There are also increased cash requirements that are associated with being a public company, such as investor relations responsibilities and expending the resources necessary to ensure that we have met the requirements set forth by Sarbanes-Oxley, the SEC and others by hiring outside consultants and additional employees when required. From time to time, we may also be required to upgrade existing computer systems and focus on other beneficial projects, and during those periods we will experience increased expenses.

        For the three months ended June 30, 2004 and 2003, we originated or purchased approximately $0.9 billion and $0.7 billion, respectively, and securitized approximately $0.5 billion and $0.6 billion of residential mortgage loans, respectively. For the six months ended June 30, 2004 and 2003, we originated, purchased or called approximately $1.7 billion and $1.5 billion, respectively, and securitized approximately $1.1 billion and $1.6 billion of residential mortgage loans, respectively. Called loans occur upon exercise of the clean-up call option by us, as servicer or master servicer, of the securitized pools of our predecessor for which Dominion Capital retained residual interests. A clean-up call option is an option to acquire all remaining mortgage loans, and any real estate owned, referred to as REO, in a securitized pool that arises at the time the aggregate unpaid scheduled principal balance of the loans declines to an amount that is less than 10% of the aggregate unpaid scheduled principal balance of the total pool at the time of securitization. In some cases the rights to exercise the call option, as well as the pool of called loans, may be owned by an unaffiliated third party.

        We intend to continue accessing the asset-backed securitization market to provide long-term financing for our mortgage loans. We finance the loans initially under one of several different secured and committed warehouse financing facilities on a recourse basis. These loans are subsequently financed using asset-backed securities issued through securitization trusts. From May 1996 to June 30, 2004, we securitized approximately $16.5 billion in mortgage loans. Since July 6, 2001, we have structured our securitizations as financing transactions for financial reporting purposes under accounting principles generally accepted in the United States of America, or GAAP. Accordingly, following a securitization, (1) the mortgage loans we originate or purchase remain on our condensed consolidated balance sheet; (2) the securitization indebtedness replaces the warehouse debt associated with the securitized mortgage loans; and (3) we record interest income on the mortgage loans and interest expense on the securities issued in the securitization over the life of the securitization, instead of recognizing a gain or loss upon completion of the securitization. This accounting treatment more closely matches the recognition of income with the receipt of cash payments on the individual loans.

Description of Other Data

        In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we present certain data that we consider helpful in understanding our financial condition and results of operations. Descriptions of these financial measures are set forth below.

        Net Cost to Produce. Our net cost to produce is calculated as our general and administrative costs and premium paid, net of fees collected at origination, divided by the number of loans originated.

        Net Cost per Loan. Our net cost per loan is calculated as our general and administrative costs and premium paid, net of fees collected at origination, divided by the number of loans originated.

        Net Interest Margin. Net interest margin is calculated as the difference between our interest income and interest expense divided by our average interest-earning assets. Average interest-earning assets are calculated using a daily average balance over the time period indicated.

        Reconciliation of trust losses and charge-offs. We present a reconciliation of securitization trust losses and charge-offs because management believes that it is meaningful to show both measures of losses since it is a widely accepted industry practice to evaluate losses on a trust level and the information is provided on a monthly basis to the investors in each securitization. However, these losses are recorded as charge-offs in our condensed consolidated financial statements. GAAP requires losses to be recognized immediately upon a loan being transferred to REO, whereas a trust does not recognize a loss on REO until the loan is sold. This causes a timing difference between charge-offs and trust losses. In addition, the trust losses exclude losses resulting from delinquent loan sales.

        Efficiency ratio. Our efficiency ratio is calculated as our total operating expenses (which is composed of payroll and related expenses, general and administrative expenses, and other expense) divided by our total net revenues, excluding provision for mortgage loan losses and gain on sale of mortgage assets.

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

        Descriptions of certain components of our revenues and expenses are set forth in more detail in our 2003 Form 10-K.

Outlook

        REIT Conversion

        On January 26, 2004, we announced that our board of directors had authorized us to convert to a REIT, subject to shareholder approval and other conditions. If approved, we expect the proposed REIT conversion to be completed before the end of 2004.

        The proposed REIT conversion contemplates us becoming a subsidiary of Saxon REIT, Inc., by means of a merger. Saxon REIT will become a publicly traded company and elect REIT status. We plan to present the merger agreement to our shareholders for approval at our annual meeting, which will be held on September 13, 2004. Shareholders and investors are urged to read the definitive proxy statement/prospectus because it contains important information, including detailed risk factors, about Saxon and the proposed transaction. A copy of the definitive proxy statement/prospectus filed by Saxon REIT relating to this transaction and other relevant documents are available free of charge at the SEC’s website (www.sec.gov) or can be obtained by contacting us at the address listed above.

        After the REIT conversion, our strategy will be to accumulate in our REIT or in other qualified REIT subsidiaries a portfolio of non-conforming mortgage loans that we originate in our qualified REIT subsidiary or taxable REIT subsidiaries to produce stable net interest income and dividends to our shareholders. We also intend to sell loans in our taxable REIT subsidiaries and to generate origination fees and servicing income in those subsidiaries, enabling us to increase our capital by retaining the after tax income in those subsidiaries, subject to the limitations imposed by REIT tax rules.

        After the REIT conversion, our principal elements of revenues are expected to be interest income generated from our portfolio of non-conforming mortgage loans at our REIT or our qualified REIT subsidiaries. Additional components of revenues are expected to be gains on sale from the sale of loans, servicing income, and loan origination fees, all initially expected to be generated at our taxable REIT subsidiaries. Our primary components of expenses are expected to be interest expense on our warehouse lines and repurchase facilities and securitizations and general and administrative expenses and payroll and related expenses arising from our origination and servicing businesses. With the exception of the impact of taxes and dividends following the proposed REIT conversion, we expect that our historical results of operations will be comparable to our results of operations following the proposed REIT conversion.

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

        In addition, as part of the proposed REIT conversion, Saxon REIT intends to raise additional capital, which we currently expect to be a minimum of $380 million, in a public offering. The net proceeds from this offering are expected to be used to retire a $25 million 8% promissory note of Saxon, to pay the cash component of the merger consideration, to purchase assets from Saxon, to repay a portion of the outstanding balances under our warehouse facilities, and for working capital purposes. Earnings of our taxable REIT subsidiaries will be taxed and retained in the subsidiaries as retained earnings. To the extent that our taxable REIT subsidiaries do not dividend these retained earnings to us, these earnings will not be distributed as dividends to our shareholders. We anticipate that we will be able to grow shareholder equity through the retained earnings of our taxable REIT subsidiaries.

        Revenue Growth and Increased Expenses

        In 2004, we expect market interest rates to rise. In addition, because of our intent to focus to some extent on higher interest rates, lower credit grade products, the credit characteristics of our mortgage loan production may be lower than we experienced in 2003. As a result, we expect to earn higher interest rates on the loans we originate in 2004 than the interest rates earned on loans we originated in 2003; however, we may also experience more delinquencies and defaults, the risk of which is typically greater with lower credit quality loans.

        In addition, we intend to continue to grow our mortgage loan portfolio and servicing portfolio, which will produce higher levels of net interest income, increase our provision for mortgage loan losses, and produce higher levels of servicing income. With our expected increase in our mortgage loan portfolio and servicing portfolio in 2004, we expect to incur higher levels of payroll and related expenses and general and administrative expenses compared to 2003.

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

        Mortgage prepayments generally increase on our adjustable rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding adjustable rate mortgage loans. Prepayments on mortgage loans are also affected by the terms and credit grades of the loans, conditions in the housing and financial markets and general economic conditions. We have sought to minimize the effects caused by faster than anticipated prepayment rates by lowering premiums paid to acquire mortgage loans and by purchasing and originating mortgage loans with prepayment penalties. Those penalties typically expire two to three years from origination. We anticipate that prepayment rates on a significant portion of our adjustable rate mortgage portfolio will increase as these predominately adjustable rate loans reach their initial adjustments during 2004 and 2005 due to the high concentration of two to three year hybrid loans we originated or purchased during 2002 and 2003. The constant prepayment rate, or CPR, currently used to project cash flows is 37 twelve month annual CPR. Actual prepayment penalty income is recorded as cash is collected and is not recorded based on CPR assumptions. Therefore, in instances where our CPR increases, we anticipate also having an increase in prepayment penalty income.

Allowance for Loan Loss

        The allowance for loan loss is established through the provision for mortgage loan losses, which is charged to earnings on a monthly basis. The accounting estimate of the allowance for loan loss is considered critical as significant changes in the mortgage loan portfolio, which includes both securitized and unsecuritized mortgage loans, and/or economic conditions may affect the allowance for loan loss and our results of operations. The assumptions used by management regarding these key estimates are highly uncertain and involve a great deal of judgment.

        Provisions are made to the allowance for loan loss for currently impaired loans in the outstanding mortgage loan portfolio. We define a mortgage loan as impaired at the time the loan becomes 30 days delinquent under its payment terms. Charge-offs to the allowance are recorded at the time of liquidation or at the time the loan is transferred to REO. The allowance for loan loss is regularly evaluated by management for propriety by taking into consideration factors such as changes in the nature and volume of the loan portfolio; trends in actual and forecasted portfolio performance and credit quality, including delinquency, charge-off and bankruptcy rates; and current economic conditions that may affect a borrower’s ability to pay. An internally developed roll rate analysis, static pool analysis and historical losses are the primary tools used in analyzing our allowance for loan loss. Our roll rate analysis is defined as the historical progressing of our loans through the various delinquency statuses. Our static pool analysis provides data on individual pools of loans based on year of origination. These tools take into consideration historical information regarding delinquency and loss severity experience and apply that information to the portfolio. Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all basis adjustments, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date. If actual results differ from our estimates, we may be required to adjust our provision accordingly. Likewise, the use of different estimates or assumptions could produce different provisions for loan losses.

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

        The carrying values of the MSRs are amortized in proportion to, and over the period of, the anticipated net servicing income. MSRs are assessed periodically to determine if there has been any impairment to the carrying value, based on the fair value at the date of the assessment and by stratifying the MSRs based on underlying loan characteristics, including the date of the related securitization. We obtained an independent third-party valuation to determine the fair value of our MSRs at June 30, 2004 and December 31, 2003. We regularly obtain valuations for our MSRs.

        Due to subsequent changes in economic and other relevant conditions, the actual rates of prepayments and defaults and the value of collateral generally differ from our initial estimates, and these differences are sometimes material. If actual prepayment and default rates were higher than those assumed, we would earn less mortgage servicing income, which would adversely affect the value of the MSRs. As demonstrated above, significant changes in prepayment speeds, delinquencies, and losses may result in impairment of most of our MSRs, and would be recorded in our consolidated statements of operations.

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

        The amount of deferred nonrefundable fees is determined based on the amount of such fees collected at the time of loan closing. We determine the amount of direct loan origination costs to be deferred based on an estimate of the standard cost per loan originated. The standard cost per loan is based on the amount of time spent and costs incurred by loan origination personnel in the performance of certain activities directly related to the origination of funded mortgage loans. These activities include evaluating the prospective borrower’s financial condition, evaluating and recording collateral and security arrangements, negotiating loan terms, processing loan documents and closing the loan. Management believes these estimates reflect an accurate cost structure related to successful loan origination efforts for the six months ended June 30, 2004. Management periodically reviews its time and cost estimates to determine if updates and refinements to the deferral amounts are necessary. Updates would be considered necessary if it was determined that the time spent and/or costs incurred related to performing the above activities had significantly changed from the previous period. This estimate is made for all loans originated by our wholesale and retail segments. Correspondent originations are not included, as we purchase these loans as closed loans and therefore, loan origination costs related to these purchases are recorded as incurred.

Accounting for Income Taxes

        Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax asset. As of June 30, 2004, we had not recorded a valuation allowance on our deferred tax assets based on management’s belief that operating income will, more likely than not, be sufficient to realize the benefit of these assets over time. The evaluation of the need for a valuation allowance takes into consideration our recent earnings history, current tax position, and estimates of taxable income in the near term. The tax character (ordinary versus capital) and the carryforward periods of certain tax attributes such as capital losses and tax credits must also be considered. Significant judgment is required in considering the relative impact of negative and positive evidence related to the ability to realize deferred tax assets. In the event that actual results differ from these estimates or if our current trend of positive operating income changes, we may be required to record a valuation allowance on our deferred tax assets, which could have a material adverse effect on our consolidated financial condition and results of operations. We recognize all of our deferred tax assets if we believe that it is more likely than not, given all available evidence, that all of the benefits of the carryforward losses and other deferred tax assets will be realized. Management believes that, based on the available evidence, it is more likely than not that we will realize the benefit from our deferred tax assets.

        Subject to shareholder approval of the merger agreement which is required in connection with our proposed REIT conversion, we expect to elect to be taxed as a REIT beginning at the conversion date and intend to comply with the REIT provisions of the Internal Revenue Code of 1986, as amended, which we refer to as the Code. Accordingly, we will not be subject to federal or state income tax on net income that is distributed to shareholders to the extent that our annual distributions to shareholders are equal to at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain) for a given year and as long as certain asset, income and stockownership tests are met. In the event that we do not qualify as a REIT in any year, we will be subject to federal income tax as a domestic corporation and the amount of our after-tax cash available for distribution to our shareholders will be reduced. However, our taxable REIT subsidiaries will be subject to federal income tax and we intend to continue to employ the accounting policy described above with respect to our taxable REIT subsidiaries.

        For further information on our critical accounting estimates, refer to our 2003 Form 10-K for the year ended December 31, 2003.

Consolidated Results

Three and Six Months Ended June 30, 2004 versus Three and Six Months Ended June 30, 2003

    Overview.        Net income increased $2.0 million, or 13%, to $17.4 million for the three months ended June 30, 2004, from $15.4 million for the three months ended June 30, 2003. Net income increased $8.8 million, or 31%, to $37.1 million for the six months ended June 30, 2004, from $28.3 million for the six months ended June 30, 2003. The increase was primarily the result of increased net interest income after provision for mortgage loan losses, due to growth in and increased credit quality of our mortgage loan portfolio. This increase was partially offset by a decrease in servicing income, net of amortization and impairment, and an increase in total operating expenses during the three and six months ended June 30, 2004. Due to the higher rated credit quality mix, we continue to see lower weighted average coupons on our mortgage loan portfolio and we continue to experience lower delinquencies in the 2002 and 2003 portfolio compared to the 2001 portfolio. In addition, lower interest rates caused higher refinance activity, which generated higher prepayment penalty income during the first six months of 2004 compared to the first six months of 2003. To the extent interest rates continue to rise in the second half of 2004, we would expect an increase in the interest rates we charge on the mortgage loans we originate, decreases in our loan prepayments, and increases in our servicing income. In addition, because of our intent to focus to some extent on higher interest rates, lower credit grade products, the credit characteristics of our mortgage loan production may be lower than we experienced in 2003. As a result, we expect to charge higher interest rates on the loans we originate in 2004 than the interest rates earned on loans we originated in 2003; however, we may also experience more delinquencies and defaults, the risk of which is typically greater with lower credit quality loans

        Total Net Revenues. Total net revenues increased $8.9 million, or 17%, to $60.1 million for the three months ended June 30, 2004, from $51.2 million for the three months ended June 30, 2003. Total net revenues increased $22.8 million, or 23%, to $121.5 million for the six months ended June 30, 2004, from $98.7 million for the six months ended June 30, 2003. Our increase in total net revenues was due to an increase in total net interest income after provision for mortgage loan losses resulting from the continued growth of our owned portfolio and increase in prepayment penalty income, partially offset by a decrease in servicing income, net of amortization and impairment, resulting from an increase in temporary impairment of our MSRs recorded during the first six months of 2004.

        Payroll and Related Expenses. Payroll and related expenses increased $4.2 million, or 31%, to $17.6 million for the three months ended June 30, 2004, from $13.4 million for the three months ended June 30, 2003. Payroll and related expenses increased $5.5 million, or 20%, to $33.2 million for the six months ended June 30, 2004, from $27.7 million for the six months ended June 30, 2003. Specifically:

o	Severance expense increased $1.7 million, or 1,700%, to $1.8 million for the three months ended June 30, 2004, from $0.1 million for the three months ended June 30, 2003. Severance expense increased $1.4 million, or 350%, to $1.8 million for the six months ended June 30, 2004, from $0.4 million for the six months ended June 30, 2003. The severance expense increase is due to the resignation of our President/Chief Operating Officer in June 2004 and the associated provisions contained in his employment agreement relating thereto;

o	Executive compensation plan expense increased to $1.1 million and $1.3 million for the three and six months ended June 30, 2004, respectively, from none for both the three and six months ended June 30, 2003 primarily due to vesting of restricted stock units upon the resignation of our President/Chief Operating Officer.

o	Salary expense increased $0.9 million, or 8%, to $11.7 million for the three months ended June 30, 2004, from $10.8 million for the three months ended June 30, 2003. Salary expense increased $2.2 million, or 10%, to $23.5 million for the six months ended June 30, 2004, from $21.3 million for the six months ended June 30, 2003; and

o	Bonus expense increased $0.8 million, or 57%, to $2.2 million for the three months ended June 30, 2004 from $1.4 million for the three months ended June 30, 2003. Bonus expense increased $1.3 million, or 43%, to $4.3 million for the six months ended June 30, 2004 from $3.0 million for the six months ended June 30, 2003.

        Salary and bonus expenses primarily increased because of the increase in employees from the second quarter of 2003 to the second quarter of 2004. The increase in salary expense was also attributed to normal merit increases granted year over year. Deferred payroll and related expenses, as they related to direct loan origination costs, increased $2.5 million, or 36%, to $9.4 million for the three months ended June 30, 2004, from $6.9 million for the three months ended June 30, 2003, mainly due to an increase in production during the second quarter of 2004. Deferred payroll and related expenses, as they related to direct loan origination costs, increased $3.6 million, or 28%, to $16.5 million for the six months ended June 30, 2004, from $12.9 million for the six months ended June 30, 2003, mainly due to an increase in production during the three and six months ended June 30, 2004.

        We expect payroll and related expenses to continue to increase as we continue to grow our staffing to support further loan production growth, third party servicing acquisitions, and to ensure compliance with REIT qualification rules. We employed 1,173 predominantly full time employees as of June 30, 2004, compared to 1,154 as of June 30, 2003.

        General and Administrative Expenses. General and administrative expenses increased $2.0 million, or 18%, to $13.4 million for the three months ended June 30, 2004, from $11.4 million for the three months ended June 30, 2003. General and administrative expenses increased $3.6 million, or 16%, to $26.1 million for the six months ended June 30, 2004, from $22.5 million for the six months ended June 30, 2003. The following factors contributed to the increase in general and administrative expenses:

o	a $0.4 million increase and a $0.8 million increase for the three and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003, respectively, in insurance expense relating to increases in our directors’ and officers’ liability insurance;

o	a $0.3 million increase and a $0.5 million increase for the three and six months ended June 30, 2004, compared to the three and six months ended June 30, 2003, respectively, in maintenance agreement expense and an increase of $0.8 million increase and a $1.6 million increase for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively, in depreciation expense relating to an increased number of computer systems and fixed asset acquisitions; and

o	a $0.9 million increase and a $1.1 million increase for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively, in professional and consulting services direct expense generally related to increased consulting, legal, and accounting services relating to Sarbanes-Oxley and SEC requirements.

        Selected Ratios. As we continue to build our marketplace and our relationships as well as continue to grow our mortgage loan portfolio, we anticipate improvements in our efficiency ratio. The increase in our efficiency ratio for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 was primarily a result of severance and executive compensation expense recorded during the second quarter of 2004. Our efficiency ratio and our operating expenses as a percentage of average assets were the following for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003:

Selected Ratios For the Three and Six Months Ended June 30, 2004 and 2003

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	% Variance	2004	2003	% Variance

Efficiency ratio	48.2%	42.9%	12.4%	48.8%	45.0%	8.4%
Operating expenses as a percentage
of average assets	2.4%	2.3%	4.3%	2.4%	2.4%	—

        Effective Tax Rate. We experienced a 33.8% effective tax rate for the three months ended June 30, 2004, compared to a 38.5% effective tax rate for the three months ended June 30, 2003. We experienced a 34.5% effective tax rate for the six months ended June 30, 2004, compared to a 38.4% effective tax rate for the six months ended June 30, 2003. On January 1, 2003, we elected REIT status for one of our subsidiaries, which was deemed to be a captive REIT, that resulted in a lower effective tax rate for 2004 compared to 2003. We expect a significant decrease in our future tax expense if we consummate our proposed REIT conversion and we continue to satisfy the requirements for taxation as a REIT going forward.

Business Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Segment Net Revenues:
Portfolio	$53,154	$42,952	$109,659	$82,938
Servicing	6,931	8,202	11,823	15,782
Wholesale	—	—	—	—
Correspondent	—	—	—	—
Retail	—	—	—	—

Total segment net revenues	$60,085	$51,154	$121,482	$98,720

Segment Net Operating Income (Loss):
Portfolio	$58,106	$47,458	$118,350	$90,912
Servicing(1)	(866)	2,013	(3,685)	3,633
Wholesale	(11,220)	(8,581)	(20,745)	(17,830)
Correspondent	(4,229)	(3,202)	(7,518)	(6,319)
Retail	(15,450)	(12,601)	(29,703)	(24,404)

Total segment net operating income (loss)	$26,341	$25,087	$56,699	$45,992

(1)	We include all costs to service mortgage loans within the servicing segment.

        We operate our business through five core business segments, portfolio, servicing, wholesale, correspondent, and retail mortgage loan production. The portfolio segment uses our equity capital and borrowed funds to invest in our mortgage loan portfolio, to produce net interest income. The servicing segment services loans, seeking to ensure that loans are repaid in accordance with their terms. The wholesale segment purchases and originates non-conforming residential mortgage loans through relationships with various mortgage companies and mortgage brokers. The correspondent segment purchases mortgage loans from correspondent lenders following a complete re-underwriting of each mortgage loan. The retail segment originates non-conforming mortgage loans directly to borrowers through its 25 branch offices.

        The wholesale, correspondent, and retail segments collect revenues, such as origination and underwriting fees and certain other non-refundable fees, that are deferred and recognized over the life of the loan as an adjustment to interest income recorded in the portfolio segment. As such, these fees are not included below in the results of the wholesale, correspondent, and retail segments.

        In this section, we discuss performance and results of our business segments for the three and six months ended June 30, 2004 and 2003.

Portfolio Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net revenues
Interest income	$99,051	$83,577	$190,050	$158,832
Interest expense	(36,045)	(30,993)	(69,212)	(57,654)

Net interest income	63,006	52,584	120,838	101,178
Provision for mortgage loan losses	(10,160)	(9,677)	(14,038)	(18,291)
Net interest income after provision for mortgage
loan losses	52,846	42,907	106,800	82,887
Gain on sale of mortgage assets	308	45	2,859	51

Total net revenues	$53,154	$42,952	$109,659	$82,938

        We evaluate the performance of our portfolio segment based on total net revenues, or net interest income after provision for mortgage loan losses and gain on sale of mortgage assets, as measures of performance of our portfolio segment. The following discussion highlights changes in our portfolio segment.

        Three and Six Months Ended June 30, 2004 versus Three and Six Months Ended June 30, 2003

        Interest Income. Interest income increased $15.5 million, or 19%, to $99.1 million for the three months ended June 30, 2004, from $83.6 million for the three months ended June 30, 2003. Interest income increased $31.3 million, or 20%, to $190.1 million for the six months ended June 30, 2004, from $158.8 million for the six months ended June 30, 2003. The increase in interest income was due primarily to: (1) an increase in gross interest income from growth in our mortgage loan portfolio, partially offset by the impact of lower interest rates; (2) an increase in prepayment penalty income resulting from an increase in the prepayments of mortgages held in our owned portfolio; and (3) a decrease in the amortization of fair value hedges. These increases were partially offset by an increase in amortization of yield adjustments. As shown in the table below, for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, our interest income increased $16.7 million and $36.3 million, respectively, due to an increase in the size of our mortgage loan portfolio but decreased $1.2 million and $5.1 million, respectively, as a result of a declining interest rate environment.

Rate/Volume Table For the Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Change in Rate	Change in Volume	Total Change in Interest Income	Change in Rate	Change in Volume	Total Change in Interest Income
	(in thousands)
Securitized loans	$(769)	9,570	8,801	$(4,760)	$26,373	$21,613
Warehouse loans	(848)	6,141	5,293	(1,181)	7,300	6,119
Mortgage bonds	(698)	(197)	(895)	(1,255)	(371)	(1,626)
Other	—	4	4	—	(1)	(1)

Total	$(2,315)	$15,518	$13,203	$(7,196)	$33,301	$26,105

Prepayment penalty income	—	—	2,271	—	—	5,113

			$15,474			$31,218

        The increase in interest income correlates to the growth of our mortgage loan portfolio. The mortgage loan portfolio increased $0.9 billion, or 21%, to $5.2 billion at June 30, 2004, from $4.3 billion at June 30, 2003. However, this growth was offset partially by the 58 and 61 basis point decrease in the gross weighted-average coupon rate due to the declining interest rate environment experienced for the three and six months ended June 30, 2004 and 2003, respectively, and an increase in credit grade in our mortgage loan portfolio. Our weighted-average credit score increased to 614 at June 30, 2004, from 606 at June 30, 2003. We anticipate that our gross interest income will continue to grow as our mortgage loan portfolio grows and as interest rates rise. We also expect that our interest income may increase in 2004 as we originate or purchase lower credit quality loans that typically yield higher interest. See “Mortgage Loan Portfolio.”

        Prepayment penalty income increased $2.3 million, or 31%, to $9.8 million for the three months ended June 30, 2004, from $7.5 million for the three months ended June 30, 2003. Prepayment penalty income increased $5.1 million, or 40%, to $17.7 million for the six months ended June 30, 2004, from $12.6 million for the six months ended June 30, 2003. The marketplace perception that interest rates would begin to rise in the near future appears to have contributed to the increase in prepayment penalty income earned, since mortgage loan prepayments tend to increase as interest rates are expected to increase. We expect that prepayment penalty income may decrease in the third quarter of 2004 if interest rates rise; however, we also expect to generate higher interest income on loans we originate during a rising interest rate environment to offset this decline. Effective July 1, 2003, government regulations related to the Alternative Mortgage Transactions Parity Act were amended to restrict the ability of state-chartered mortgage lenders to charge prepayment penalties on certain types of mortgage loans. Management expects that these amendments also could reduce our prepayment penalty income in future periods.

        Amortization expense of yield adjustments increased $0.1 million, or 2%, to $6.2 million for the three months ended June 30, 2004, from $6.1 million for the three months ended June 30, 2003. Amortization expense of yield adjustments increased $2.2 million, or 20%, to $13.2 million for the six months ended June 30, 2004, from $11.0 million for the six months ended June 30, 2003. This increase was predominantly caused by the amortization related to the yield adjustments on loans originated during 2003 and during the first six months of 2004, which increased due to the origination and purchase of more mortgage loans. The increase for the second quarter of 2004 was also attributable to increased prepayment speeds. We expect that the amortization of yield adjustments will continue to increase in 2004 due to our anticipated mortgage loan portfolio growth, and that generally our amortization of yield adjustments should increase as our interest income increases. We also expect our amortization of yield adjustments to fluctuate as prepayment speeds fluctuate in the future.

        The amortization expense of fair value hedges decreased $1.8 million, or 25%, to $5.3 million for the three months ended June 30, 2004, from $7.1 million for the three months ended June 30, 2003. The amortization expense of fair value hedges decreased $2.5 million, or 19%, to $10.8 million for the six months ended June 30, 2004, from $13.3 million for the six months ended June 30, 2003. The amortization of fair value hedges should decline in future years as the existing balance of $35.2 million at June 30, 2004 continues to decrease. We do not expect to use fair value hedges in the future, as we now use cash flow hedging for all hedging transactions.

        The following table presents the average yield on our interest-earning assets for the three and six months ended June 30, 2004 and 2003, respectively.

Interest Income Yield Analysis For the Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

	Three Months Ended June 30, 2004				Three Months Ended June 30, 2003
	Average Balance	Interest Income	Average Yield		Average Balance	Interest Income	Average Yield
	(dollars in thousands)
Gross	$4,986,364	$100,793	8.09%		$4,115,044	$89,187	8.67%
Add prepayment penalty income	—	9,794	0.79%		—	7,523	0.73%
Less amortization of yield adjustments(1)	—	(6,245)	(0.5	0)%	—	(6,062)	(0.5	9)%
Less amortization of fair value hedges	—	(5,291)	(0.4	1)%	—	(7,071)	(0.6	9)%

Total interest-earning assets	$4,986,364	$99,051	7.95%		$4,115,044	$83,577	8.12%

	Six Months Ended June 30, 2004				Six Months Ended June 30, 2003
	Average Balance	Interest Income	Average Yield		Average Balance	Interest Income	Average Yield
	(dollars in thousands)
Gross	$4,856,350	$196,440	8.09%		$3,919,175	$170,471	8.70%
Add prepayment penalty income	—	17,703	0.73%		—	12,589	0.64%
Less amortization of yield adjustments(1)	—	(13,245)	(0.5	5)%	—	(10,959)	(0.5	6)%
Less amortization of fair value hedges	—	(10,848)	(0.4	4)%	—	(13,269)	(0.6	8)%

Total interest-earning assets	$4,856,350	$190,050	7.83%		$3,919,175	$158,832	8.10%

(1)	Yield adjustments include premiums, discounts, net deferred origination costs and nonrefundable fees.

        Interest Expense. Interest expense increased $5.0 million, or 16%, to $36.0 million for the three months ended June 30, 2004, from $31.0 million for the three months ended June 30, 2003. Interest expense increased $11.5 million, or 20%, to $69.2 million for the six months ended June 30, 2004, from $57.7 million for the six months ended June 30, 2003. The table below presents the total change in interest expense from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004, and the amount of the total change that is attributable to declining interest rates and an increase in our outstanding debt related to an increase in our loan production. As shown in the table below, for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, our interest expense decreased $1.7 million and $3.0 million, respectively, as a result of a declining interest rate environment and increased $6.8 million and $14.6 million, respectively, due to an increase in our borrowings relating to an increase in our mortgage loan production.

Rate/Volume Table For the Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Change in Rate	Change in Volume	Total Change in Interest Expense	Change in Rate	Change in Volume	Total Change in Interest Expense
	(in thousands)
Securitization financing	$(1,800)	$5,152	$3,352	$(3,044)	$12,781	$9,737
Warehouse financing:
Lines of credit	153	541	694	243	490	733
Repurchase agreements	(50)	847	797	(221)	1,069	848
Other	(2)	211	209	3	237	240

Total	$(1,699)	$6,751	$5,052	$(3,019)	$14,577	$11,558

        As seen in the table below, the increase in interest expense was primarily related to an increase in the average balance of borrowings of $1.0 billion, or 24%, to $5.2 billion for the three months ended June 30, 2004, from $4.2 billion for the three months ended June 30, 2003, and an increase in the average balance of borrowings of $1.1 billion, or 28%, to $5.1 billion for the six months ended June 30, 2004, from $4.0 billion for the six months ended June 30, 2003 as a result of the growth in our mortgage loan portfolio. This interest expense increase was partially offset by the accretion of yield adjustments for the three and six months ended June 30, 2004, as well as a decrease in the average yield on interest-bearing liabilities resulting from declining interest rates in the first six months of 2004. The accretion of yield adjustments decreased $1.3 million, or 15%, to $7.5 million for the three months ended June 30, 2004, from $8.8 million for the three months ended June 30, 2003. The accretion of yield adjustments decreased $1.2 million, or 7%, to $14.9 million for the six months ended June 30, 2004, from $16.1 million for the six months ended June 30, 2003. This was due to increased amortization of bond issuance costs as a result of issuing more bonds. The table below presents the average yield on our interest-bearing liabilities for the three and six months ended June 30, 2004 and 2003, respectively.

Interest Expense Yield Analysis For the Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

	Three Months Ended June 30, 2004				Three Months Ended June 30, 2003
	Average Balance	Interest Expense	Average Yield		Average Balance	Interest Expense	Average Yield
	(dollars in thousands)
Warehouse financing	$198,354	$1,130	2.25%		$73,695	$457	2.46%
Less compensating balance credits(1)	—	(203)	(0.4	0)%	—	(225)	(1.2	1)%

Net warehouse financing	198,354	927	1.85%		73,695	232	1.25%

Repurchase agreements	386,315	1,813	1.86%		206,121	1,016	1.95%
Securitization financing:
Gross	4,587,307	39,397	3.44%		3,857,752	36,262	3.76%
Less net accretion of yield
adjustments (2)	—	(7,456)	(0.6	5)%	—	(8,768)	(0.9	1)%
Add amortization (accretion) of cash
flow hedges	—	(42)	(0.0	1)%	—	1,054	0.11%

Net securitization financing:	4,587,307	31,899	2.78%		3,857,752	28,548	2.96%

Notes payable	25,000	497	8.00%		25,000	499	8.00%
Other expenses	—	909	—		—	698	—

Total interest-bearing liabilities	$5,196,976	$36,045	2.77%		$4,162,568	$30,993	2.98%

	Six Months Ended June 30, 2004				Six Months Ended June 30, 2003
	Average Balance	Interest Expense	Average Yield		Average Balance	Interest Expense	Average Yield
	(dollars in thousands)
Warehouse financing	$135,198	$1,574	2.32%		$74,705	$933	2.48%
Less compensating balance credits(1)	—	(364)	(0.5	4)%	—	(456)	(1.2	1)%

Net warehouse financing	135,198	1,210	1.78%		74,705	477	1.27%

Repurchase agreements	361,258	3,322	1.83%		246,619	2,475	2.00%
Securitization financing:
Gross	4,566,901	76,875	3.37%		3,635,009	68,408	3.76%
Less accretion of yield adjustments(2)	—	(14,921)	(0.6	5)%	—	(16,072)	(0.8	8)%
Add amortization (accretion) of cash
flow hedges	—	30	(0.0	1)%	—	(89)	(0.0	1)%

Net securitization financing: .	4,566,901	61,984	2.71%		3,635,009	52,247	2.87%

Notes payable	25,000	995	8.00%		25,000	992	8.00%
Other expenses	—	1,701	—		—	1,463	—

Total interest-bearing liabilities	$5,088,357	$69,212	2.72%		$3,981,333	$57,654	2.90%

(1)	Compensating balance credits represent the amount of credits against interest expense placed on the value of balances held by our financial institutions.

(2)	Yield adjustments include premiums, discounts, bond issuance costs and accumulated other comprehensive income relating to cash flow hedging related to our bonds.

        Net Interest Margin. Our net interest margin remained constant at 5.1% for both the three months ended June 30, 2004 and 2003. Our net interest margin decreased slightly to 5.0% for the six months ended June 30, 2004, from 5.2% for the six months ended June 30, 2003. We anticipate that net interest margin may continue to stabilize in future periods if interest rates increase, as prepayments may begin to stabilize and/or decline, and as a result of management’s anticipated shift toward higher weighted average coupons from a somewhat lower credit quality product going forward.

        Provision for Mortgage Loan Losses. Provision for mortgage loan losses increased $0.5 million, or 5%, to $10.2 million for the three months ended June 30, 2004, from $9.7 million for the three months ended June 30, 2003. Provision for mortgage loan losses decreased $4.3 million, or 23%, to $14.0 million for the six months ended June 30, 2004, from $18.3 million for the six months ended June 30, 2003. The increase in the provision for the three months ended June 30, 2004 was primarily attributable to an increase in delinquencies and charge-offs during the quarter as the portfolio continues to age. However, the decrease in the provision for the six months ended June 30, 2004 is a result of the improved credit quality of our 2002 and 2003 originations, which have directly impacted our delinquency rates. Our mortgage loan portfolio’s weighted average median credit score increased to 614 as of June 30, 2004, from 606 as of June 30, 2003. To the extent our credit mix shifts to a lower rated credit quality mix in the future, we would expect our provisions for mortgage loan losses to increase as the portfolio ages. We also expect that our future provisions for mortgage loan losses may increase related to delinquent loan balances increasing in the future primarily as a result of the continued aging and growth of our mortgage loan portfolio. We did not make any significant changes in our reserve methodologies or assumptions during the six months ended June 30, 2004 and 2003.

        We saw a slight increase in delinquency rates and loan loss experience in our owned servicing portfolio in the second quarter of 2004 compared to the second quarter of 2003 by year of origination, or vintage, due to the aging and growth of the portfolio. However, relative to past production, measured as a percentage of the original balance, 2002, 2003, and 2004 delinquency rates are the lowest we have experienced since 1996. We believe this is the result of the credit mix of production we have originated or purchased. Loans with higher credit scores typically have lower frequency of foreclosure and loss, and our weighted average median credit score rose to 627 and 623 for the three and six months ended June 30, 2004, respectively, from 617 and 615, respectively, for the three and six months ended June 30, 2003. The chart below shows our cumulative losses by vintage.

        Also by looking at the portfolio on a static pool basis, or each year’s production over time, we are experiencing an increase in overall losses. This is expected as the portfolio seasons and more foreclosure events occur. However, losses on higher credit production, primarily 2002 and 2003 production, are lower than for 2001 production as losses from production in the earlier years were charged-off and replaced with loans of higher credit quality. With rising losses, loss severities have been increasing as well. This is also expected as aged REO properties begin to liquidate, even though property values are presumed to increase. Because loss severities typically increase as the portfolio gets older and refinance activity is expected to decrease, management expects our average loss severities to increase.

        The following table sets forth information about the delinquency and loss experience of our owned servicing portfolio.

Delinquency and Loss Experience Of Our Owned Portfolio For June 30, 2004 and 2003

	June 30,
	2004	2003
Total Delinquencies and Loss Experience	Owned Portfolio
	(dollars in thousands)
Total outstanding principal balance (at period end)	$5,215,050	$4,319,424
Delinquency (at period end):
30-59 days:
Principal balance	$251,075	$221,218
Delinquency percentage	4.81%	5.12%
60-89 days:
Principal balance	$59,826	$65,490
Delinquency percentage	1.15%	1.52%
90 days or more:
Principal balance	$36,889	$44,478
Delinquency percentage	0.71%	1.03%
Bankruptcies (1):
Principal balance	$96,978	$83,205
Delinquency percentage	1.86%	1.93%
Foreclosures:
Principal balance	$121,326	$87,399
Delinquency percentage	2.33%	2.02%
Real estate owned:
Principal balance	$42,891	$30,830
Delinquency percentage	0.82%	0.71%
Total seriously delinquent including real estate owned(2)	$337,301	$286,784
Total seriously delinquent including real estate owned(2)	6.47%	6.64%
Total seriously delinquent excluding real estate owned	$294,410	$255,954
Total seriously delinquent excluding real estate owned	5.65%	5.93%
Net losses on liquidated loans-trust basis-quarter ended(3)(4)	$11,007	$6,668
Charge-offs - quarter ended(4)(5)	$9,497	$8,029
Percentage of trust basis losses on liquidated loans(4)(6)	0.42%	0.31%
Percentage of charge-offs on liquidated loans(4)(6)	0.36%	0.37%
Loss severity on liquidated loans (4) (7)	37.99%	33.60%

(1)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the owned portfolio for June 30, 2004 and 2003 are $15.8 million and $19.9 million, respectively.

(2)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(3)	Net losses on liquidated loans for our portfolio exclude losses of $5.9 million relating to sales of delinquent called loans purchased at a discount and certain recoveries during the first quarter of 2004.

(4)	Amounts are for the three months ended June 30, 2004 and 2003, respectively.

(5)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP. See reconciliation of trust to charge-offs below.

(6)	Annualized.

(7)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

        A reconciliation between trust losses and charge-offs is provided below.

Reconciliation of Trust Losses and Charge-offs For the Three Months Ended June 30, 2004 and 2003

	For the Three Months Ended June 30,
	2004	2003
		(in thousands)
Losses - trust basis	$11,007	$6,668
Loan transfers to real estate owned	8,536	4,945
Realized losses on real estate owned	(8,153)	(4,908)
Timing differences between liquidation and claims processing	(1,158)	1,234
Basis adjustments applied against loss	—	(194)
Interest not advanced on warehouse	(60)	(226)
Other	(675)	510

Charge-offs (1)	$9,497	$8,029

(1)	Charge-offs represent the losses recognized in our financial statements in accordance with GAAP.

Servicing Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net Revenues
Gross servicing income	$12,277	$10,388	$23,206	$19,953
Amortization and impairment	(5,346)	(2,186)	(11,383)	(4,171)

Servicing income, net of amortization and impairment	$8,202	$11,823	$15,782	$6,931

        We evaluate the performance of our servicing segment based on servicing income, net of amortization and impairment, cost to service a loan, and delinquency levels as measures of the performance of the segment. We believe these measures assist investors by allowing them to evaluate performance of our servicing segment. The following discussion highlights changes in our servicing segment for the periods indicated.

Three and Six Months Ended June 30, 2004 versus Three and Six Months Ended June 30, 2003

        Servicing Income, Net of Amortization and Impairment. Servicing income, net of amortization and impairment, decreased $1.3 million, or 16%, to $6.9 million for the three months ended June 30, 2004, from $8.2 million for the three months ended June 30, 2003. Servicing income, net of amortization and impairment, decreased $4.0 million, or 25%, to $11.8 million for the six months ended June 30, 2004, from $15.8 million for the six months ended June 30, 2003. The increase in gross servicing income for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003 of $1.9 million and $3.3 million, respectively, was primarily the result of a higher average total servicing portfolio due to the continued growth in our owned portfolio as well as the acquisition of additional third party servicing rights. This increase was offset by an increase of $3.2 million and $7.2 million of amortization and impairment expense of MSRs for the three and six months ended June 30, 2004, respectively, compared to the three and six months ended June 30, 2003. The increase in MSR amortization expense was due to increased prepayment speeds during the second quarter of 2004, as well as increased servicing acquisitions and the use of discounted projected net servicing income as a prospective change in estimate in the first quarter of 2004, which further accelerates amortization expense and is more consistent with the underlying methods used to determine fair value. The increase in the MSR impairment was due to a temporary impairment of $1.9 million and $4.7 million for the three and six months ended June 30, 2004, respectively. We expect our servicing income, net of amortization and impairment, to increase as we grow our third party servicing portfolio. To the extent prepayment speeds decline in the second half of 2004, we would also anticipate a decline in our amortization and impairment expense. Information relating to our servicing income is shown in the table below:

Servicing Income For the Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	%Variance	2004	2003	% Variance
	(dollars in thousands)
Average third party servicing portfolio	$5,678,958	$4,220,332	35%	$5,691,353	$4,034,326	41%
Average owned portfolio	$5,066,652	$4,136,240	22%	$4,940,410	$3,912,569	26%
Average total servicing portfolio	$10,745,609	$8,356,572	29%	$10,631,763	$7,946,894	34%
Gross servicing income	$12,277	$10,388	18%	$23,206	$19,953	16%
Amortization and impairment	$5,346	$2,186	145%	$11,383	$4,171	173%
Servicing fees - third party portfolio(1)(2)	72	64		62	66
Amortization - third party portfolio(1)	24	18		24	16
Impairment - third party portfolio(1)	13	2		16	4
Other servicing income - total servicing
portfolio(1)(3)	8	18		10	14
Servicing income - total servicing
portfolio(1)	46	50		43	48

(1)	Annualized and in basis points.

(2)	Includes master servicing fees.

(3)	Includes primarily late fees, electronic processing fees, and tax service fee expense. Ancillary fees are collected and recorded within other servicing income for both the third party portfolio as well as the owned portfolio.

Our Mortgage Loan Servicing Portfolio

        In addition to servicing mortgage loans that we originate or purchase, we service mortgage loans for other lenders and investors. For the three and six months ended June 30, 2004, we purchased the rights to service $1.5 billion and $2.1 billion of mortgage loans, respectively.

        Our loan servicing portfolio as of June 30, 2004 is summarized below:

	Number of Loans	Principal Balance	Percent of Total	Average Loan Balance
	(dollars in thousands)

Owned Portfolio:
Saxon Capital, Inc. (1)	38,634	$5,215,050	46%	$135
Third Party Servicing:
Greenwich Capital, Inc.	28,953	$4,894,971		$169
Dominion Capital (2)	12,581	928,709		74
Credit Suisse First Boston	2,422	265,791		110
Dynex Capital, Inc.	464	43,617		94
Fannie Mae	216	5,736		27
Various government entities and other investors	341	10,128		30

Total third party servicing	44,977	6,148,952	54%	137

Total	83,611	$11,364,002		$136

(1)	Includes loans we originated and purchased from July 6, 2001 to March 31, 2004.

(2)	Includes loans securitized by SCI Services, Inc. from May 1996 to July 5, 2001.

        Our mortgage loan servicing portfolio, including loans recorded on the condensed consolidated balance sheets, increased $1.5 billion, or 15%, to $11.4 billion at June 30, 2004, from $9.9 billion at December 31, 2003. The increase was due primarily to the origination and purchase of $1.7 billion of mortgage loans during the first six months of 2004 and the acquisition of servicing rights related to $2.1 billion of mortgage loans owned by non-affiliated companies during the first six months of 2004, partially offset by decreases caused by prepayments and losses totaling $2.2 billion.

        We believe we can continue to increase our servicing portfolio because competition in the non-conforming mortgage loan industry has been adversely affected by limited access to capital, lower than anticipated performance of seasoned portfolios, and industry consolidation. Competitors with limited access to capital have shifted their operations to selling loans, along with the related servicing rights, or have entered into strategic alliances with investment banks to increase their liquidity and access to the capital markets. This has resulted in an increasing number of asset-backed securities being issued by entities that do not perform servicing which is presenting opportunities for us to increase the size of our portfolio of loans serviced for third parties. We expect to purchase third party servicing rights for an additional $4.7 billion of mortgage loans through the third quarter of 2004, of which $1.6 billion were purchased in July 2004 for approximately $12.0 million.

        We include all costs to service mortgage loans within the servicing segment. We reduced our cost to service to 22 basis points for the second quarter of 2004, from 26 basis points for the second quarter of 2002 due to an increase in our overall servicing portfolio and credit quality of the owned portfolio, as well as a continued focus on operating efficiencies. We expect to see further reductions in our cost to service as we continue to grow our mortgage loan servicing portfolio.

        Our Delinquency and Loss Experience – Total Servicing Portfolio

        We experienced a decline in seriously delinquent accounts for our total servicing portfolio to 7.17% for the second quarter of 2004, from 10.00% for the second quarter of 2003. This was mainly a result of the higher credit quality of new production since 2001 as well as the higher credit quality of our additional third party purchases since 2002. Higher delinquencies on our third party servicing portfolio will negatively impact our servicing income and the fair value of our MSRs, and cause us to pay more in servicing advances. The following tables set forth information about the delinquency and loss experience of the mortgage loans we service (which are primarily loans we have originated or purchased and have been or will be securitized for the periods indicated).

	June 30,
	2004	2003
Total Delinquencies and Loss Experience (1)	Total Servicing Portfolio
	(dollars in thousands)
Total outstanding principal balance (at period end)	$11,364,002	$8,318,228
Delinquency (at period end):
30-59 days:
Principal balance	$536,522	$470,758
Delinquency percentage	4.72%	5.66%
60-89 days:
Principal balance	$142,404	$147,664
Delinquency percentage	1.25%	1.78%
90 days or more:
Principal balance	$94,971	$102,253
Delinquency percentage	0.84%	1.23%
Bankruptcies (2):
Principal balance	$272,043	$305,337
Delinquency percentage	2.39%	3.67%
Foreclosures:
Principal balance	$267,054	$242,624
Delinquency percentage	2.35%	2.92%
Real estate owned:
Principal balance	$93,809	$108,644
Delinquency percentage	0.83%	1.31%
Total seriously delinquent including real estate owned(3)	$814,810	$831,968
Total seriously delinquent including real estate owned(3)	7.17%	10.00%
Total seriously delinquent excluding real estate owned	$721,001	$723,324
Total seriously delinquent excluding real estate owned	6.34%	8.70%
Net losses on liquidated loans-trust basis-quarter ended(4)(5)	$29,396	$29,127
Percentage of trust basis losses on liquidated loans(4)(6)	0.52%	0.70%
Loss severity on liquidated loans(4)(7)	45.46%	42.78%

(1)	Includes all loans we service.

(2)	Bankruptcies include both non-performing and performing loans in which the related borrower is in bankruptcy. Amounts included for contractually current bankruptcies for the total servicing portfolio for June 30, 2004 and 2003 are $41.0 million and $59.6 million, respectively.

(3)	Seriously delinquent is defined as loans that are 60 or more days delinquent, foreclosed, REO, or held by a borrower who has declared bankruptcy and is 60 or more days contractually delinquent.

(4)	Amounts are for the three months ended June 30, 2004 and 2003, respectively.

(5)	Net losses on liquidated loans exclude losses of $5.9 million relating to sales of delinquent called loans purchased at a discount and certain recoveries during the first quarter of 2004.

(6)	Annualized.

(7)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

Delinquency by Credit Grade by Year Funded (1)(2)

					Percentage 60+ Days Delinquent
Year	Original Balance	Balance Outstanding	Percentage of Original Remaining	> 650	650 to 601	600-551	550-526	<=525	Unavailable	Total	Cumulative Loss Percentage (3)	Loss Severity (4)(5)
	(dollars in thousands)
Pre-divestiture:
1996	$741,645	$17,896	2.4%	—	16.09%	7.19%	—	3.25%	8.32%	7.01%	1.92%	31.47%
1997	$1,769,538	$71,798	4.1%	2.29%	5.10%	5.58%	8.38%	6.92%	10.39%	6.25%	3.19%	38.76%
1998	$2,084,718	$168,733	8.1%	9.77%	9.80%	18.57%	24.02%	23.75%	13.25%	15.02%	3.82%	40.11%
1999	$2,381,387	$347,838	14.6%	13.43%	17.06%	26.57%	32.03%	37.70%	24.81%	25.05%	4.43%	41.64%
2000	$2,078,637	$375,599	18.1%	12.99%	19.63%	30.61%	37.37%	41.31%	33.24%	30.55%	4.50%	41.93%
2001	$499,879	$113,102	22.6%	3.67%	27.43%	24.45%	31.94%	44.34%	46.38%	26.27%	2.49%	49.04%
Post-divestiture:
2001	$1,833,357	$499,507	27.2%	7.39%	15.54%	22.08%	30.54%	41.37%	33.43%	22.48%	2.03%	35.89%
2002	$2,484,074	$1,051,179	42.3%	4.26%	7.87%	13.32%	19.41%	28.84%	22.62%	11.46%	0.62%	30.57%
2003	$2,842,942	$2,034,197	71.6%	1.98%	2.75%	4.26%	8.72%	11.92%	8.28%	4.12%	0.05%	16.56%
2004	$1,722,689	$1,299,644	75.4%	0.10%	0.46%	0.29%	1.14%	2.79%	2.94%	0.50%	—	—

(1)	Includes loans originated or purchased by us and our predecessor.

(2)	As of June 30, 2004.

(3)	Includes securitization losses and losses incurred from loan repurchases, delinquent loan sales, and unsecuritized loans.

(4)	Loss severity is defined as the total loss amount divided by the actual unpaid principal balance at the time of liquidation. Total loss amounts include all accrued interest and interest advances, fees, principal balances, all costs of liquidating and all other servicing advances for taxes, property insurance, and other servicing costs incurred and invoiced to us within 90 days following the liquidation date.

(5)	Loss severity amounts are cumulative for each respective funded year.

Mortgage Loan Production Segments

        We evaluate the performance of our mortgage loan production segments based on production levels and net cost to produce as measures of the performance of those segments. We believe the characteristics and level of mortgage loan production and related cost to produce assists investors by allowing them to evaluate performance of our mortgage loan production segments. The following discussion highlights changes in our mortgage loan production segments.

Wholesale Segment

        Three and Six Months Ended June 30, 2004 versus Three and Six Months Ended June 30, 2003

        Wholesale loan production increased $142.9 million, or 51%, to $425.4 million for the three months ended June 30, 2004, from $282.5 million for the three months ended June 30, 2003. Wholesale loan production increased $169.4 million, or 30%, to $726.6 million for the six months ended June 30, 2004, from $557.2 million for the six months ended June 30, 2003. This favorable production trend was primarily the result of the marketplace perception that interest rates would increase in the near future, a change in management in the wholesale segment that took place in the first quarter of 2003, and a change in our pricing methodology to become more competitive and gain market share. Our weighted average median credit scores increased slightly, to 636 and 632 for the three and six months ended June 30, 2004, respectively, from 632 and 629, respectively, for the three and six months ended June 30, 2003. We also saw an increase in our average balance per loan and the number of loans originated for both the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. We have seen an increase in our application volume quarter to quarter, and expect that this will result in increased production in the future. In 2004, we expect our resulting credit mix to be similar to what we experienced in 2002, at which time 22% of our total production had credit scores higher than 651.

        The following table sets forth selected information about our wholesale loan production for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2004	2003	Variance		2004	2003	Variance
	(dollars in thousands)
Loan production	$425,415	$282,460	50.61%		$726,621	$557,185	30.41%
Average principal balance per loan	$166	$135	22.96%		$166	$142	16.90%
Number of loans originated	2,560	2,092	22.37%		4,367	3,924	11.29%
Combined weighted average initial loan to value (LTV)	81.12%	80.66%	0.57%		81.11%	79.84%	1.59%
Percentage of first mortgage loans owner occupied	91.72%	90.12%	1.78%		91.67%	90.55%	1.24%
Percentage with prepayment penalty	73.41%	73.77%	(0.49)%		73.92%	73.59%	0.45%
Weighted average median credit score(1)	636	632	4 poi	nts	632	629	3 poi	nts
Percentage fixed rate mortgages	27.89%	30.88%	(9.68)%		26.76%	30.81%	(13.1	5)%
Percentage adjustable rate mortgages	72.11%	69.12%	4.33%		73.24%	69.19%	5.85%
Weighted average interest rate:
Fixed rate mortgages	7.52%	8.30%	(9.40)%		7.60%	8.34%	(8.87)%
Adjustable rate mortgages	6.78%	7.30%	(7.12)%		6.80%	7.50%	(9.33)%
Gross margin - adjustable rate mortgages(2)	5.67%	4.92%	15.24%		5.43%	5.07%	7.10%
Average number of account executives	126	133	(5.26)%		128	133	(3.76)%
Volume per account executive	$3,376	$2,124	58.95%		$5,677	$4,189	35.52%
Loans originated per account executive	20	16	25.00%		34	30	13.33%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our wholesale segment for the three and six months ended June 30, 2004 and 2003:

	For the Three Month Ended June 30, 2004			For the Three Months Ended June 30, 2003
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(31)	31	—	(36)	36	—
General and administrative
production costs (1)(2)	201	(100)	101	245	(96)	149
Premium paid (1)	93	(93)	—	88	(88)	—

Net cost to produce (1)	263	(162)	101	297	(148)	149

Net cost per loan
(dollars in thousands)	$4.3			$4.2

	For the Six Month Ended June 30, 2004			For the Six Months Ended June 30, 2003
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(31)	31	—	(36)	36	—
General and administrative
production costs (1)(2)	221	(101)	120	262	(93)	169
Premium paid (1)	100	(100)	—	86	(86)	—

Net cost to produce (1)	290	(170)	120	312	(143)	169

Net cost per loan
(dollars in thousands)	$4.8			$4.5

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation and amortization expense.

        For the three months ended June 30, 2004, our net cost to produce decreased 34 basis points, or 11%, from the three months ended June 30, 2003. For the six months ended June 30, 2004, our net cost to produce decreased 22 basis points, or 7%, from the six months ended June 30, 2003. During the first six months of 2004, we experienced a reduction in our collected fees from levels achieved in the first six months of 2003. This reduction was due mainly to higher credit quality loan production. During 2004, we expect our collected fees to stabilize at 2003 levels to the extent we are able to increase our lower credit quality production. We saw an increase in the premiums we pay to mortgage brokers during the first six months of 2004. Our general and administrative production costs decreased by 18% and 16%, for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively, which was primarily due to a reduction in our account executives and reduced severance costs as well as increases in our average loan size. We experienced an increase in our net cost per loan during the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, mainly due to an increase in the amount of premiums paid on a per loan basis. We have several initiatives planned to further improve our operating efficiencies and anticipate a modest reduction in net cost to produce loans for the wholesale segment in 2004.

Correspondent Segment

        Over the past three years we have generally seen a steady decline in our bulk purchases. Our bulk prices include a review of each loan for conformity to our underwriting guidelines prior to purchasing the pool. The decreasing rate environment brought a number of new investors into the market, which increased competition and caused pricing to escalate to levels, which would not provide us an adequate return on investment in the bulk market. We maintained our pricing discipline in the bulk market and, therefore, concentrated our efforts on increasing flow production. If pricing competition lessens and the bulk market becomes more economical for us as it did in the second quarter of 2004, we may choose to increase our bulk volume going forward.

        Three and Six Months Ended June 30, 2004 versus Three and Six Months Ended June 30, 2003

        Correspondent bulk loan production increased $10.8 million, or 31%, to $45.6 million for the three months ended June 30, 2004, from $34.8 million for the three months ended June 30, 2003. Correspondent bulk loan production decreased $71.0 million, or 48%, to $78.3 million for the six months ended June 30, 2004, from $149.3 million for the six months ended June 30, 2003. Our weighted average median credit scores increased slightly, to 601 and 598 for the three and six months ended June 30, 2004, respectively, from 579 and 570, respectively, for the three and six months ended June 30, 2003; however, we experienced declines in our weighted average interest rates over the same periods. We saw an increase in our average balance per loan for both the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. We also saw declines in the percentage of our production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

        The following table sets forth selected information about loans purchased by our correspondent segment through bulk delivery for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2004	2003	Variance		2004	2003	Variance
	(dollars in thousands)
Loan production - bulk	$45,601	$34,774	31.14%		$78,320	$149,348	(47.5	6)%
Average principal balance per loan	$172	$146	17.81%		$167	$139	20.14%
Number of loans originated	265	238	11.34%		469	1,074	(56.3	3)%
Combined weighted average initial LTV	78.72%	78.93%	(0.27)%		78.79%	81.94%	(3.84)%
Percentage of first mortgage loans owner occupied	96.18%	95.56%	0.65%		97.33%	96.56%	0.80%
Percentage with prepayment penalty	77.16%	94.49%	(18.3	4)%	80.43%	93.08%	(13.5	9)%
Weighted average median credit score(1)	601	579	22 p	oints	598	570	28 p	oints
Percentage fixed rate mortgages	29.43%	25.18%	16.88%		25.95%	19.79%	31.13%
Percentage adjustable rate mortgages	70.57%	74.82%	(5.68)%		74.05%	80.21%	(7.68)%
Weighted average interest rate:
Fixed rate mortgages	7.05%	8.27%	(14.7	5)%	7.26%	8.64%	(15.9	7)%
Adjustable rate mortgages	7.11%	8.37%	(15.0	5)%	7.35%	8.57%	(14.2	4)%
Gross margin - adjustable rate mortgages(2)	5.83%	6.92%	(15.7	5)%	6.05%	6.60%	(8.33)%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores. (2) The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        Correspondent flow loan production increased $7.9 million, or 4%, to $208.3 million for the three months ended June 30, 2004, from $200.4 million for the three months ended June 30, 2003. Correspondent flow loan production decreased $23.6 million, or 7%, to $319.3 million for the six months ended June 30, 2004, from $342.9 million for the six months ended June 30, 2003. This unfavorable production trend for the six months ended June 30, 2004 was primarily attributable to market conditions and increased pricing competition in the first quarter of 2004; however, market conditions improved during the second quarter of 2004 which contributed to our favorable production trend for the quarter. Our weighted average median credit scores have increased, to 622 and 620 for the three and six months ended June 30, 2004, respectively, from 605 and 604 for the three and six months ended June 30, 2003; however, we experienced declines in our average coupon rate. We also saw declines in our percentage of our production with prepayment penalties, primarily related to amended government regulations, and we expect this trend to continue.

        The following table sets forth selected information about loans purchased by our correspondent segment through flow delivery for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2004	2003	Variance		2004	2003	Variance
	(dollars in thousands)
Loan production - flow	$208,320	$200,441	3.93%		$319,326	$342,901	(6.88)%
Average principal balance per loan	$174	$161	8.07%		$165	$162	1.85%
Number of loans originated	1,199	1,245	(3.69)%		1,933	2,117	(8.69)%
Combined weighted average initial LTV	79.27%	79.63%	(0.45)%		79.61%	78.82%	1.00%
Percentage of first mortgage loans owner occupied	93.00%	95.33%	(2.44)%		93.16%	95.01%	(1.95)%
Percentage with prepayment penalty	75.03%	82.76%	(9.34)%		73.61%	83.07%	(11.3	9)%
Weighted average median credit score(1)	622	605	17 p	oints	620	604	16 p	oints
Percentage fixed rate mortgages	31.79%	31.68%	0.35%		30.94%	31.88%	(2.95)%
Percentage adjustable rate mortgages	68.21%	68.32%	(0.16)%		69.06%	68.12%	1.38%
Weighted average interest rate:
Fixed rate mortgages	7.36%	7.93%	(7.19)%		7.56%	8.00%	(5.50)%
Adjustable rate mortgages	6.97%	7.94%	(12.2	2)%	7.14%	8.01%	(10.8	6)%
Gross margin - adjustable rate mortgages(2)	4.81%	5.02%	(4.18)%		4.80%	5.07%	(5.33)%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table sets forth selected information about our sales representatives in the correspondent segment for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2004	2003	Variance		2004	2003	Variance
	(dollars in thousands)
Loan production - bulk	$45,601	$34,774	31.14%		$78,320	$149,348	(47.5	6)%
Loan production - flow	$208,320	$200,441	3.93%		$319,326	$342,901	(6.88)%
Total loan production	$253,921	$235,215	7.95%		$397,646	$492,249	(19.2	2)%
Number of loans originated	1,464	1,483	(1.28)%		2,402	3,191	(24.7	3)%
Average number of sales representatives	8	6	33.33%		8	6	33.33%
Volume per sales representative	$31,740	$39,203	(19.0	4)%	$49,706	$82,042	(39.4	1)%
Loan production per sales representative	183	247	(25.9	1)%	300	532	(43.6	1)%

        The following table highlights the net cost to produce loans for our correspondent segment for the three and six months ended June 30, 2004 and 2003:

	For the Three Month Ended June 30, 2004			For the Three Months Ended June 30, 2003
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(8)	8	—	(9)	9	—
General and administrative
production costs (1)(2)	85	—	85	85	—	85
Premium paid (1)	244	(244)	—	281	(281)	—

Net cost to produce (1)	321	(236)	85	357	(272)	85

Net cost per loan
(dollars in thousands)	$5.6			$5.7

	For the Six Month Ended June 30, 2004			For the Six Months Ended June 30, 200
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(8)	8	—	(7)	7	—
General and administrative
production costs (1)(2)	101	—	101	80	—	80
Premium paid (1)	259	(259)	—	315	(315)	—

Net cost to produce (1)	352	(251)	101	388	(308)	80

Net cost per loan
(dollars in thousands)	$5.8			$6.0

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

        For the three months ended June 30, 2004, our net cost to produce decreased 36 basis points, or 10%, from the three months ended June 30, 2003. For the six months ended June 30, 2004, our net cost to produce decreased 36 basis points, or 9%, from the six months ended June 30, 2003. General and administrative expenses were higher for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to the additional staffing in the first quarter of 2004; however these increases were offset by lower commission expense resulting from decreased production levels. We also experienced a decrease in premiums paid in the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. As we move forward, our goal is to reduce our net cost to produce and our net cost per loan.

Retail Segment

        Three and Six Months Ended June 30, 2004 versus Three and Six Months Ended June 30, 2003

        Retail originations increased $4.1 million, or 18%, to $264.6 million for the three months ended June 30, 2004, from $223.6 million for the three months ended June 30, 2003. Retail originations increased $56.1 million, or 14%, to $462.1 million for the six months ended June 30, 2004, from $406.0 million for the six months ended June 30, 2003. The number of loans originated also increased for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. This favorable production trend was primarily the result of the marketplace perception that interest rates would increase in the near future and the result of changing our pricing methodology to become more competitive and gain market share. Our weighted average interest rates experienced declines during the three and six months ended June 30, 2004 due to the declining interest rate environment. We expect the change in the credit mix during the fourth quarter of 2003 for the retail segment to begin to positively impact our net interest income during 2004. We conduct direct marketing activities to increase the number of A minus customers in our local branch network; however, these marketing efforts can take six to twelve months to generate loan volume.

        The following table sets forth selected information about our retail loan originations for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2004	2003	Variance		2004	2003	Variance
	(dollars in thousands)
Loan originations	$264,619	$223,633	18.33%		$462,130	$405,979	13.83%
Average principal balance per loan	$131	$128	2.34%		$127	$129	(1.55)%
Number of loans originated	2,019	1,747	15.57%		3,643	3,147	15.76%
Combined weighted average initial LTV	79.61%	79.40%	0.26%		79.83%	79.48%	0.44%
Percentage of first mortgage loans owner occupied	95.46%	94.80%	0.70%		95.68%	94.80%	0.93%
Percentage with prepayment penalty	65.96%	65.22%	1.13%		65.46%	67.95%	(3.66)%
Weighted average median credit score (1)	621	616	5 poi	nts	619	619	—
Percentage fixed rate mortgages	62.65%	59.29%	5.67%		61.30%	62.16%	(1.38)%
Percentage adjustable rate mortgages	37.35%	40.71%	(8.25)%		38.70%	37.84%	2.27%
Weighted average interest rate:
Fixed rate mortgages	6.91%	7.23%	(4.43)%		6.93%	7.29%	(4.94)%
Adjustable rate mortgages	7.17%	7.64%	(6.15)%		7.21%	7.62%	(5.38)%
Gross margin - adjustable rate mortgages(2)	6.01%	5.92%	1.52%		5.78%	5.89%	(1.87)%
Average number of loan officers	207	230	(10.0	0)%	223	221	0.90%
Volume per loan officer	$1,278	$972	31.48%		$2,072	$1,837	12.79%
Loans originated per loan officer	10	8	25.00%		16	14	14.29%

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our retail segment for the three and six months ended June 30, 2004 and 2003:

	For the Three Month Ended June 30, 2004			For the Three Months Ended June 30, 2003
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(246)	246	—	(207)	207	—
General and administrative
production costs (1)(2)	474	(192)	282	487	(185)	302

Net cost to produce (1)	228	54	282	280	22	302

Net cost per loan
(dollars in thousands)	$3.0			$3.7

	For the Six Month Ended June 30, 2004			For the Six Months Ended June 30, 2003
	Incurred	Deferred	Recognized	Incurred	Deferred	Recognized

Fees collected (1)	(246)	246	—	(218)	218	—
General and administrative
production costs (1)(2)	530	(198)	332	510	(180)	330

Net cost to produce (1)	284	48	332	292	38	330

Net cost per loan
(dollars in thousands)	$3.6			$3.9

(1)	In basis points.

(2)	Excludes corporate overhead costs. Includes depreciation expense.

        For the three months ended June 30, 2004, our net cost to produce decreased 52 basis points, or 19%, from the three months ended June 30, 2003. For the six months ended June 30, 2004, our net cost to produce decreased 8 basis points, or 3%, from the six months ended June 30, 2003. We collected higher fees on a per loan basis for both the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.. Commission expense was higher due to increased production for the three and six months ended June 30, 2004 as compared to the three and six months ended June 30, 2003. With the rising rate environment in retail, we have maintained our retail operation and focused on consolidating expenses and making the branches more efficient at originating a more appropriate mix of business than the prior year.

Called Loans

        We generally have the option, called a clean-up call option, to purchase mortgage loans in a securitized pool for which we act as servicer or master servicer once the aggregate principal balance of the remaining mortgage loans in the securitized pool is less than a specified percentage (generally 10%) of the original aggregate principal balance of the pool at the time of the securitization. We refer to the loans we acquire upon exercise of a clean-up call option as called loans. We routinely review the securitized pools subject to clean-up call options, and frequently determine it to be to our advantage to call those loans.

        Because our called loan purchases represent a more seasoned portfolio than the new production we have originated through our wholesale, correspondent, and retail segments, we have provided data below regarding the characteristics of our called loan production for the periods indicated.

        Three and Six Months Ended June 30, 2004 versus Three and Six Months Ended June 30, 2003

        During the first six months of 2004, we called loans in the total amount of $136.3 million. There were no loans called in 2003. The following table sets forth selected information about our called loans for the three and six months ended June 30, 2004 and 2003:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004	2003	Variance	2004	2003	Variance
	(dollars in thousands)
Called loans purchased	—	—	—	$136.3	—	—
Average principal balance per loan	—	—	—	$69	—	—
Number of loans originated	—	—	—	1,987	—	—
Combined weighted average initial LTV	—	—	—	77.86%	—	—
Percentage of first mortgage loans owner occupied	—	—	—	89.24%	—	—
Percentage with prepayment penalty	—	—	—	0.04%	—	—
Weighted average median credit score(1)	—	—	—	606	—	—
Percentage fixed rate mortgages	—	—	—	80.73%	—	—
Percentage adjustable rate mortgages	—	—	—	19.27%	—	—
Weighted average interest rate:
Fixed rate mortgages	—	—	—	9.81%	—	—
Adjustable rate mortgages	—	—	—	9.49%	—	—
Gross margin - adjustable rate mortgages(2)	—	—	—	5.97%	—	—

(1)	The credit score is determined based on the median of FICO, Empirica, and Beacon initial credit scores.

(2)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

Financial Condition

June 30, 2004 Compared to December 31, 2003

         Mortgage Loan Portfolio, Net. Our mortgage loan portfolio, net increased $0.6 billion, or 13%, to $5.3 billion at June 30, 2004, from $4.7 billion at December 31, 2003. This increase was the result of the origination and purchase of $1.7 billion of mortgage loans during the six months ended June 30, 2004, due to the continued favorable interest rate environment, offset by principal payments of $1.0 billion and loan sales of $0.1 billion. We expect that our mortgage loan portfolio will continue to grow as we continue to originate and purchase mortgage loans; however we anticipate the growth rate will be slower than historical growth rates as our portfolio ages and more seasoned mortgage loans are paid off. A detailed discussion of our portfolio characteristics is discussed in "Mortgage Loan Portfolio."

        Allowance for Loan Loss. The allowance for loan loss decreased $9.4 million, or 22%, to $34.0 million at June 30, 2004, from $43.4 million at December 31, 2003. This decrease was due to charge-offs of $22.8 million from primarily our 2001 and early 2002 securitizations, which were provided for in previous periods, coupled with lower required provisions being made during the first six months of 2004 as a result of the higher credit rating of a majority of our 2002 production as well as our 2003 and 2004 production. We expect our allowance for loan loss may increase in the future to the extent we shift our focus towards lower credit quality loans.

        Restricted Cash. Restricted cash increased to $12.3 million at June 30, 2004, from $1.3 million at December 31, 2003. This was primarily the result of additional cash being restricted for payment of our servicing advance receivables backed certificates resulting from a decrease in our servicing related advances, further discussed in "Servicing Related Advances" below.

        MSRs. MSRs increased $3.4 million, or 8.0%, to $44.7 million at June 30, 2004, from $41.3 million at December 31, 2003. This increase was primarily due to purchases of $14.8 million of rights to service $2.1 billion of mortgage loans during the six months ended June 30, 2004. We have strategically positioned ourselves to take advantage of the increased supply of servicing assets in the marketplace and have been able to purchase servicing assets at what we believe to be favorable prices. We anticipate that the demand for non-conforming servicing will continue and that we will continue to purchase servicing rights in the future, which would increase our net servicing income. We expect to purchase third party servicing rights for an additional $4.7 billion of mortgage loans through the third quarter of 2004, of which $1.6 billion were purchased in July 2004 for approximately $12.0 million. The increase in MSRs was partially offset by amortization of servicing rights of $6.7 million during the first six months of 2004, which was higher than the first six months of 2003 due to our additional servicing acquisitions and the use of discounted projected net servicing income as a prospective change in estimate which further accelerates amortization expense and is more consistent with the underlying methods used to determine fair value. Also, a temporary impairment of $4.7 million further offset the increase.

        Servicing Related Advances. Servicing related advances decreased $19.2 million, or 19%, to $79.4 million at June 30, 2004, from $98.6 million at December 31, 2003. The decrease was primarily due to the effects of lower delinquencies experienced. As delinquencies decrease, we generally have to make fewer servicing related advances as more loans are paying as scheduled. If our delinquencies increase our servicing related advances may also increase.

        Trustee Receivables. Trustee receivables increased $16.1 million, or 22%, to $90.7 million at June 30, 2004, from $74.6 million at December 31, 2003. The increase was primarily due to the completion of a securitization during the first six months of 2004. Our trustee receivable balance increased at a greater rate than our mortgage loan portfolio balance during 2003, primarily due to more loans paying as scheduled due to lower delinquency rates. On each payment date, the trust distributes SAST securitization loan payments to their related bondholders. These loan payments are collected by the trust between cut-off dates, which is typically the 17th of each month. Therefore, all principal payments received after the cut-off date are recorded as a trustee receivable and reduce our mortgage loan portfolio on our condensed consolidated balance sheet. The trustee retains these principal payments until the following payment date. As we continue to securitize mortgage loans, we anticipate our trustee receivable balance to increase.

        Other Assets. Other assets decreased $6.0 million, or 8%, to $74.0 million at June 30, 2004, from $80.0 million at December 31, 2003. The decrease in other assets is primarily the result of a decrease of $4.0 million in bond issuance costs and a decrease of $11.4 million in taxes payable, offset by an increase of $9.3 million in the value of our hedge instruments.

        Warehouse Financing. Warehouse financing increased $451.1 million, or 105%, to $879.1 million at June 30, 2004, from $428.0 million at December 31, 2003. We expect our warehouse financing to continue to fluctuate from one reporting period to the next as a result of the timing of our securitizations and to generally increase in proportion to the increase in our mortgage loan production.

        Securitization Financing. Securitization financing increased $0.1 billion, or 2%, to $4.3 billion at June 30, 2004, from $4.2 billion at December 31, 2003. This increase resulted from the execution of an asset-backed securitization, which resulted in bonds being issued in the amount of $1.1 billion during the six months ended June 30, 2004. This increase was primarily offset by bond and certificate payments of $1.0 billion. In general, we will expect increases in our securitization financing as we experience increased mortgage loan production and continue to securitize our mortgage loans.

        Shareholders' Equity. Shareholders' equity increased $46.3 million, or 13%, to $391.3 million at June 30, 2004, from $345.0 million at December 31, 2003. The increase in shareholders' equity was due primarily to net income of $37.1 million for the six months ended June 30, 2004; the issuance of common stock under our Employee Stock Purchase Plan, the amortization of restricted stock units, and the exercise of stock options under our Stock Incentive Plan of $2.4 million; offset by an increase in accumulated other comprehensive income of $6.7 million primarily due to losses on hedging instruments. We have never declared or made any cash distributions on our common stock.

        If we consummate the proposed REIT conversion, we expect to make quarterly distributions to shareholders totaling, on an annual basis, at least 90% of our annual REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain). The actual amount and timing of dividends will be declared by the Board of Directors and will depend on our financial condition and earnings. Therefore, while we expect our shareholders' equity to increase in the future due to continued growth in our net income at the taxable REIT subsidiary level, we anticipate shareholders' equity, to grow relatively slowly because we expect to make regular distributions in the future. Also, upon shareholder approval of the merger agreement required in connection with the proposed REIT conversion, all outstanding stock options and restricted stock units will become immediately vested. Saxon REIT, Inc. will assume any outstanding options or other rights to acquire our common stock that are not exercised on or before closing of the merger, if it is completed.

Liquidity and Capital Resources

        Cash increased by $2.1 million during the six months ended June 30, 2004. The overall change in cash was comprised of the following:

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(dollars in thousands)

Cash provided by operations	$67,485	$24,496
Cash used by investing activities	(632,138)	(534,955)
Cash provided by financing activities	566,728	506,470

Increase (decrease) in cash	$2,075	$(3,989)

        Operating Activities. Cash provided by operations for the six months ended June 30, 2004 was $67.5 million, reflecting an improvement of $43.0 million, or 176%, compared to the prior year. This change was the result of increased net income from operations adjusted for non-cash items such as depreciation and amortization, deferred income taxes and provision for mortgage loan losses. Our earnings are primarily from net interest income and servicing income, offset by general and administrative expenses as well as tax expense. Further details are discussed in “Consolidated Results.”

        The overall increase in cash provided by operations for the six months ended June 30, 2004 was somewhat offset by an increase in trustee receivable balances of $16.1 million. This increase resulted from the continued growth in the underlying mortgage loan portfolio. In addition, a decrease in servicing related advances of $19.2 million for the period was the result of lower delinquencies experienced which contributed to the overall increase in cash provided by operations.

        Investing Activities. Cash used for investing activities was $632.1 million for the six months ended June 30, 2004. Investing activities consist principally of the origination and purchase of mortgage loans as well as the acquisition of MSRs. The origination and purchase of mortgage loans totaled $1.8 billion for the six months ended June 30, 2004. In addition, MSRs were purchased totaling $14.8 million. These decreases to cash were partially offset by cash received from principal payments on our mortgage loan portfolio totaling $965.5 million and proceeds from the sale of mortgage loans and REO which totaled $150.7 million and $28.8 million, respectively.

        Restricted cash increased $11.0 million to $12.3 million at June 30, 2004, from $1.3 million at December 31, 2003 due primarily to additional cash being restricted for payment of our servicing advance receivables backed certificates.

        Capital expenditures during the six months ended June 30, 2004 were $4.1 million and related primarily to various information technology enhancements.

        Financing Activities. Cash provided by financing activities during the six months ended June 30, 2004 was $566.7 million and was primarily the result of proceeds from the issuance of securitization financing of $1.1 billion and net proceeds from additional warehouse financing of $451.1 million. These proceeds were partially offset by principal payments on securitization financing of $998.6 million and bond issuance costs of $4.0 million relating to the SAST 2004-1 securitization. Fluctuations in warehouse and securitization financing period over period can occur due to the timing of securitizations and the related repayment of the warehouse financing facilities.

        Derivative financial instrument transactions during the six months ended June 30, 2004 used primarily as cash flow hedges with the objective of hedging interest rate risk related to our financing activities resulted in an increase in cash of $1.6 million.

        Trends. At this time, we see no material negative trends that we believe would affect our access to long-term borrowings, short-term borrowings or bank credit lines sufficient to maintain our current operations or that would likely cause us to be in danger of any debt covenant default.

        Working Capital

        We intend to maintain sufficient working capital to fund the cash flow needs of our operations in the event we are unable to generate sufficient cash flows from operations to cover our operating requirements. Using our definition of working capital, we calculated our working capital as of June 30, 2004 to be approximately $103.2 million. Under the commonly defined working capital definition, we calculated our working capital as of June 30, 2004 to be $277.9 million. A reconciliation between our working capital calculation and the common definition of working capital is provided below. Management focuses on our internally defined calculations of working capital rather than the commonly used definition of working capital because management believes our definition provides a better indication of how much liquidity we have available to conduct business at the time of the calculation.

Working Capital Reconciliation - June 30, 2004	Saxon Defined Working Capital	Commonly Defined Working Capital
	(dollars in thousands)

Unrestricted cash	$7,320	$7,320
Borrowing availability	31,221	—
Trustee receivable	—	90,741
Accrued interest receivable	—	57,891
Accrued interest payable	—	(8,425)
Unsecuritized mortgage loans - payments less than one year	309,449	956,013
Warehouse financing facility - payments less than one year	(244,795)	(878,053)
Bonds - repurchase agreement - payments less than one year	—	(1,054)
Servicing advances	—	79,416
Financed advances - payments less than one year	—	(33,838)
Securitized loans - payments less than one year	—	1,584,120
Securitized debt - payments less than one year	—	(1,576,201)

Total	$103,195	$277,930

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

        To accumulate loans for securitization, we borrow money on a short-term basis through committed secured warehouse lines of credit and committed repurchase agreements. In addition to funding loans prior to securitization, some of our committed facilities allow us to finance advances that are required by our mortgage servicing contracts, mortgage bonds and mortgage servicing rights.

        Committed Facilities. Changes to our committed facilities during the second quarter of 2004 include the execution of an amendment to the $400.0 million repurchase facility with Merrill Lynch Mortgage Capital, Inc. effective May 3, 2004 extending the termination date of the facility to September 1, 2004.

        The $300.0 million repurchase facility with Bank of America, N.A. was amended effective June 23, 2004 extending the termination date of the facility to August 22, 2004.

        At June 30, 2004 we had committed revolving warehouse and repurchase facilities in the amount of approximately $1.8 billion. The table below summarizes our facilities and their expiration dates at June 30, 2004. We believe this level of committed financing will allow us flexibility to execute our asset-backed securitizations in accordance with our business plans.

Counterparty Committed Lines	Facility Amount	Expiration Date
(dollars in thousands)

JP Morgan Chase Bank	$300,000	March 30, 2005
Greenwich Capital Financial Products, Inc.	150,000	July 17, 2004
Greenwich Capital Financial Products, Inc.	175,000	June 24, 2005
Bank of America, N.A	300,000	August 22, 2004
CS First Boston Mortgage Capital, LLC	300,000	September 30, 2004
Merrill Lynch Mortgage Capital, Inc.	400,000	September 1, 2004
Saxon Advance Receivables Backed Certificates 2002-A	75,000	August 24, 2005
Saxon Advance Receivables Backed Certificates 2003-A	55,000	October 24, 2006

Total committed facilities	$1,755,000

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

        We had $879.1 million of warehouse borrowings collateralized by residential mortgages outstanding at June 30, 2004. As we complete securitization transactions, a portion of the proceeds from the long-term debt issued in the securitization will be used to pay down our short-term borrowings. Therefore, the amount of short-term borrowings will fluctuate from quarter to quarter, and could be significantly higher or lower than the $879.1 million we held at June 30, 2004, as our mortgage production and securitization programs continue.

        Our financing facilities require us to comply with various customary operating and financial covenants, which generally relate to our tangible net worth, liquidity, and leverage requirements. In addition, some of the facilities may subject us to cross default features. We do not believe that these existing financial covenants will restrict our operations or growth. We were in compliance with all covenants under the agreements as of and for the six months ended June 30, 2004.

        Our $150.0 million repurchase facility with Greenwich Capital Financial Products, Inc. was amended effective July 16, 2004 extending the termination date of the facility to September 1, 2004.

         Our $400.0 million repurchase facility with Merrill Lynch Mortgage Capital, Inc. was amended effective August 6, 2004 extending the termination date of the facility to November 19, 2004.

        On July 13, 2004 we closed a new servicing advance facility, Saxon Advance Receivables Note Trust.   The facility allows for the issuance of multiple series of notes to finance principal, interest and other servicing advances that we are required to make for our owned portfolio as well as those related to certain third party servicing contracts.  The initial Series 2004-1 Notes issued under the facility allow cumulative borrowings up to $160.0 million.   The initial amount financed under the Series 2004-1 Notes amounted to $109.2 million.   The terms of the Series 2004-1 Notes require the Notes to begin to amortize at various dates through October 2006.  In conjunction with the new facility, the existing Saxon Advance Receivables Backed Certificates 2002-A and Saxon Advance Receivables Backed Certificates 2003-A facilities were both terminated.

        In connection with the proposed REIT conversion, we expect to amend or renegotiate our financing facilities. In addition, we will be required to seek consents under our financing facilities.

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

        As of June 30, 2004, securitization financing on our consolidated balance sheet was approximately $4.3 billion. Generally we are not legally obligated to make payments to the holders of the asset-backed securities issued as part of our securitizations. Instead, the holders of the asset-backed securities can look for repayment only from the cash flows from the real estate specifically collateralizing the debt.

        Off Balance Sheet Items and Contractual Obligations

        In connection with the approximately $0.9 billion of mortgage loans securitized in off balance sheet transactions from May 1996 to July 5, 2001, and which are still outstanding as of June 30, 2004, and in connection with the sales of mortgage loans to nonaffiliated parties, the Company’s subsidiaries made representations and warranties about certain characteristics of the loans, the borrowers, and the underlying properties. In the event of a breach of these representations and warranties, the Company may be required to remove loans from a securitization and replace them with cash or substitute loans, and to indemnify parties for any losses related to such breach. At June 30, 2004 the Company neither has nor expects to incur any material obligation to remove any such loans, or to provide any such indemnification.

        We are subject to premium recapture expenses in connection with the sale of residential mortgage loans. Premium recapture expenses represent repayment of a portion of certain loan sale premiums to investors on previously sold loans which are repaid within six months of the loan sale. We accrue an estimate of the potential refunds of premium received on loan sales based upon historical experience. At both June 30, 2004 and December 31, 2003, the liability recorded for premium recapture expense was $0.2 million.

        Our subsidiaries have commitments to fund mortgage loans with agreed upon rates of approximately $344.6 million and $144.3 million at June 30, 2004 and December 31, 2003, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments are likely to expire without being drawn upon or may be subsequently declined for credit or other reasons.

        Our subsidiaries are obligated under non-cancelable operating leases for property and equipment. Future minimum rental payments for all of our operating leases as of June 30, 2004 and December 31, 2003 totaled $25.1 million and $21.8 million, respectively.

        We expect to purchase third party servicing rights for an additional $4.7 billion of mortgage loans through the third quarter of 2004, of which $1.6 billion were purchased in July 2004 for approximately $12.0 million.

Other Matters

        Related Party Transactions

        At June 30, 2004 and December 31, 2003, we had $11.0 million and $12.0 million, respectively, of unpaid principal balances within our mortgage loan portfolio, related to mortgage loans originated for our officers and employees. These mortgage loans were underwritten to our underwriting guidelines. When making loans to our officers and employees, we waive loan origination fees that otherwise would be paid to us by the borrower, and reduce the interest rate by 25 basis points from the market rate. Effective December 1, 2002, we no longer renew or make any new loans to our executive officers or directors. We have never made loans to any of our outside directors.

        Mortgage Loan Portfolio

        Our net mortgage loan portfolio included on our condensed consolidated balance sheet was $5.3 billion at June 30, 2004. We have generally seen consistent levels on our combined weighted average LTV, percentage of first mortgage owner occupied and mix of fixed rate and variable rate mortgage loan characteristics. We saw a slight increase in our weighted average median credit scores during the first six months of 2004. We expect these changes to the composition of our portfolio credit scores to have a positive effect on the performance of our portfolio with a lower level of losses expected. We expect lower levels of impaired loans and losses in relation to the portfolio as a whole and this has led to a lower required allowance for loan loss as a percentage of the mortgage loan portfolio.

        We also saw a decrease in the weighted average interest rate on our portfolio during the first six months of 2004. This was primarily due to lower interest rates in the market. This decrease in interest rates has caused a decline in the gross yield that we earn on our mortgage portfolio. If we increase our lower credit quality production in 2004,and thereby increase our percentage of these loans in our portfolio mix, we may increase the weighted average interest rate on our portfolio and therefore positively impact net interest income, if managed properly. This will likely also lead to increased delinquencies and higher provisions for mortgage loan losses, due to lower credit quality of the borrowers.

Overview of Mortgage Loan Portfolio

	June 30, 2004 (1)	December 31, 2003 (1)	Variance
	(dollars in thousands)

Average principal balance per loan	$134	$133	0.75%
Combined weighted average initial LTV	78.64%	78.16%	0.61%
Percentage of first mortgage loans owner occupied	95.63%	95.04%	0.62%
Percentage with prepayment penalty	78.33%	80.18%	(2.3	1)%
Weighted average median credit score (2)	614	610	4 p	oints
Percentage fixed rate mortgages	39.70%	37.75%	5.17%
Percentage adjustable rate mortgages	60.30%	62.25%	(3.1	3)%
Weighted average interest rate:
Fixed rate mortgages	7.85%	8.22%	(4.5	0)%
Adjustable rate mortgages	7.84%	8.24%	(4.8	5)%
Gross margin - adjustable rate mortgages (3)	5.37%	5.40%	(0.5	6)%

(1)	Excludes loans funded but not transmitted to the servicing system at June 30, 2004 and December 31, 2003 of $163.7 million and $78.8 million, respectively.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the amount added to the applicable index rate, subject to any rate caps and limits specified in the mortgage note, to determine the interest rate.

Mortgage Loan Portfolio by Product Type

        We originate and purchase both adjustable rate mortgages, or ARMs, and fixed rate mortgages, or FRMs. The majority of our FRMs are 30-year mortgages. Our ARM production is then divided into two categories: floating ARMs and hybrid ARMs. A floating ARM is a loan on which the interest rate adjusts throughout the life of the loan, either every six or every 12-months. A hybrid ARM is a loan on which the interest rate is fixed for the initial 24 to 60-months on the loan term, and thereafter adjusts either every six or every 12-months. All of our ARMs adjust with reference to a defined index rate.

        The interest rate on ARMs once the initial rate period has lapsed is determined by adding the “gross margin” amount to the “index” rate. The index most commonly used in our loan programs is the one-month LIBOR. The gross margin is a predetermined percentage that, when added to the index, gives the borrower the rate that will eventually be due. It is common in the beginning stages of an ARM loan to allow the borrower to pay a rate lower than the rate that would be determined by adding the margin to the index. Over time, the rate adjusts upward so that the interest rate the borrower pays eventually takes into account the index plus the entire margin amount.

        In general, our mix of ARMs and FRMs remained consistent during the first six months of 2004. We have seen, however, a decrease in our two-year hybrid loans and our three to five-year hybrid loans, primarily due to the fact that we have experienced a significant increase in our adjustable interest only product. Because these mortgage loans tend to reach a higher level of prepayment at the reset date, we expect the average duration of our second quarter of 2004 portfolio will be shorter than our 2003 portfolio. This may reduce our interest income in future periods. We also saw a slight increase in our fifteen and thirty year fixed products.

        The following table sets forth information about our mortgage loan portfolio based on product type as of June 30, 2004 and December 31, 2003.

	June 30, 2004 (1)	December 31, 2003 (1)	Variance

Floating adjustable rate mortgages	0.56%	0.61%	(8.20)%
Interest only adjustable rate mortgages	8.54%	2.22%	284.68%
Two year hybrids (2)	32.80%	37.15%	(11.71)%
Three - five year hybrids (2)	18.40%	22.27%	(17.38)%

Total adjustable rate mortgages	60.30%	62.25%	(3.13)%

Fifteen year	4.03%	3.93%	2.54%
Thirty year	25.45%	23.44%	8.58%
Interest only fixed rate mortgages	2.63%	1.64%	60.37%
Balloons and other (3)	7.59%	8.74%	(13.16)%

Total fixed rate mortgages	39.70%	37.75%	5.17%

(1)	Excludes loans funded but not transmitted to the servicing system at June 30, 2004 and December 31, 2003 of $163.7 million and $78.8 million, respectively.

(2)	Hybrid loans are loans that have a fixed interest rate for the initial two to five years and after that specified time period, become adjustable rate loans.

(3)	Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Mortgage Loan Portfolio by Borrower Credit Score

        The following table sets forth information about our mortgage loan portfolio by borrower risk classification as of June 30, 2004 and December 31, 2003.

	June 30, 2004 (1)	December 31, 2003 (1)	Variance

A+ Credit Loans (credit scores > 650) (2)
Percentage of portfolio	27.59%	25.34%	8.88%
Combined weighted average initial LTV	77.64%	76.19%	1.90%
Weighted average median credit score	692	692	—
Weighted average interest rate:
Fixed rate mortgages	7.10%	7.42%	(4.31)%
Adjustable rate mortgages	6.71%	7.01%	(4.28)%
Gross margin - adjustable rate mortgages	4.63%	4.59%	0.87%
A Credit Loans (credit scores 650 - 601) (2)
Percentage of portfolio	29.67%	28.43%	4.36%
Combined weighted average initial LTV	79.04%	78.38%	0.84%
Weighted average median credit score	626	626	—
Weighted average interest rate:
Fixed rate mortgages	7.63%	7.96%	(4.15)%
Adjustable rate mortgages	7.24%	7.60%	(4.74)%
Gross margin - adjustable rate mortgages	4.98%	4.95%	0.61%
A- Credit Loans (credit scores 600 - 551) (2)
Percentage of portfolio	23.97%	25.07%	(4.39)%
Combined weighted average initial LTV	79.18%	79.32%	(0.18)%
Weighted average median credit score	578	577	1 poi	nt
Weighted average interest rate:
Fixed rate mortgages	8.37%	8.75%	(4.34)%
Adjustable rate mortgages	8.08%	8.42%	(4.04)%
Gross margin - adjustable rate mortgages	5.50%	5.50%	—
B Credit Loans (credit scores 550 - 526) (2)
Percentage of portfolio	9.92%	11.15%	(11.0	3)%
Combined weighted average initial LTV	79.84%	79.93%	(0.11)%
Weighted average median credit score	538	538	—
Weighted average interest rate:
Fixed rate mortgages	9.58%	9.92%	(3.43)%
Adjustable rate mortgages	8.94%	9.20%	(2.83)%
Gross margin - adjustable rate mortgages	6.15%	6.12%	0.49%
C/D Credit Loans (credit scores <=525)(2)
Percentage of portfolio	8.05%	9.20%	(12.5	0)%
Combined weighted average initial LTV	78.18%	77.98%	0.26%
Weighted average median credit score	509	508	1 poi	nt
Weighted average interest rate:
Fixed rate mortgages	10.60%	10.92%	(2.93)%
Adjustable rate mortgages	9.76%	10.03%	(2.69)%
Gross margin - adjustable rate mortgages	6.61%	6.64%	(0.45)%
Unavailable credit scores
Percentage of portfolio	0.80%	0.81%	(1.23)%
Combined weighted average initial LTV	72.67%	73.48%	(1.10)%
Weighted average median credit score	—	—	—
Weighted average interest rate:
Fixed rate mortgages	10.07%	10.10%	(0.30)%
Adjustable rate mortgages	9.46%	9.49%	(0.32)%
Gross margin - adjustable rate mortgages	5.68%	5.60%	1.43%

(1)	Excludes loans funded but not transmitted to the servicing system at June 30, 2004 and December 31, 2003 of $163.7 million and $78.8 million, respectively.

(2)	The letter grade applied to each risk classification reflects our internal standards and does not necessarily correspond to classifications used by other mortgage lenders. We use our credit grades only for non-conforming and sub-prime loans, many of which inherently carry greater risk than conforming and prime loans carry.

        During the first six months of 2004, our loan originations continued to include a high percentage of A plus production, which has lowered the weighted average coupon on our portfolio. As a result, we have experienced declines in our weighted average interest rates on our portfolio during the first six months of 2004.

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

        We have seen very little change in our mortgage loan documentation at June 30, 2004 compared to December 31, 2003. The following table sets forth information about our mortgage loan portfolio based on income documentation as of June 30, 2004 and December 31, 2003.

	June 30, 2004 (1)		December 31, 2003 (1)
Income documentation	% of Portfolio	Weighted Average Median Credit Score	% of Portfolio	Weighted Average Median Credit Score	% of Portfolio Variance		Weighted Average Median Credit Score Variance

Full documentation	72.42%	607	72.25%	602	0.24%		5 points
Limited documentation	4.81%	623	5.06%	626	(4.9	4)%	(3 points)
Stated income	22.77%	636	22.69%	632	0.35%		4 points

(1)	Excludes loans funded but not transmitted to the servicing system at June 30, 2004 and December 31, 2003 of $163.7 million and $78.8 million, respectively.

Mortgage Loan Portfolio by Borrower Purpose

        We saw very little change in the mix of borrower purpose within our portfolio during the first six months of 2004. We anticipate the percentage of our cash-out refinance mortgage loan portfolio may increase in the future as a result of increased interest rates and our strategically focused marketing efforts. We expect borrowers who have credit card or installment debt will still be in the market for cash out refinance loans as they strive to reduce their monthly payments by extending debt over a longer period of time to help increase their disposable income. Most of this activity will likely be within the sub-prime lending sector. The following table sets forth information about our mortgage loan portfolio based on borrower purpose as of June 30, 2004 and December 31, 2003.

Borrower Purpose	June 30, 2004 (1)	December 31, 2003 (1)	Variance

Cash-out refinance	69.00%	69.23%	(0.3	3)%
Purchase	21.47%	21.25%	1.04%
Rate or term refinance	9.53%	9.52%	0.11%

(1)	Excludes loans funded but not transmitted to the servicing system at June 30, 2004 and December 31, 2003 of $163.7 million and $78.8 million, respectively.

Mortgage Loan Portfolio Geographic Distribution

        We saw very little shift in the concentration of our geographic distribution during the first six months of 2004. We do not expect our portfolio mix to change materially from the distribution we had at June 30, 2004. We analyze our portfolio for economic trends from both a macro and a micro level to determine if we have any credit loss exposure within a specific geographic region. We group the states in the United States by region as follows:

        The following table sets forth the percentage of our mortgage loan portfolio by region as of June 30, 2004 and December 31, 2003.

	June 30, 2004 (1)	December 31, 2003 (1)	Variance

South	28.95%	28.38%	2.01%
California	21.92%	22.46%	(2.4	0)%
Mid Atlantic	13.53%	13.53%	—
Midwest	13.32%	13.61%	(2.1	3)%
West	9.70%	9.22%	5.21%
Southwest	7.95%	7.94%	0.13%
New England	4.63%	4.86%	(4.7	3)%

Total	100.00%	100.00%

(1)	Excludes loans funded but not transmitted to the servicing system at June 30, 2004 and December 31, 2003 of $163.7 million and $78.8 million, respectively.

Securitized Mortgage Loan Coupon and Prepayment Penalty Coverage

        Our weighted average coupon, or WAC, on our respective securitizations has declined since 2001 due to the declining interest rate environment and our strategic shift in originating higher credit grade mortgage loans over that period. The current loan balance as a percentage of original loan balance has declined from December 31, 2003 through the second quarter of 2004 as our customers either prepay or paydown the mortgage loans by making the regular contractual principal payments.

        The following tables set forth information about our securitized mortgage loan portfolio at June 30, 2004 and December 31, 2003.

	Issue Date	Original Loan Principal Balance	Current Loan Principal Balance	Percentage of Original Remaining	WAC Fixed	WAC Arm
		(dollars in thousands)

June 30, 2004
SAST 2001-2	8/2/2001	$650,410	$193,174	30%	9.48%	9.88%
SAST 2001-3	10/11/2001	$699,999	$201,888	29%	10.04%	9.63%
SAST 2002-1	3/14/2002	$899,995	$330,301	37%	8.90%	9.06%
SAST 2002-2	7/10/2002	$605,000	$266,229	44%	8.86%	9.11%
SAST 2002-3	11/8/2002	$999,999	$524,068	52%	8.41%	8.34%
SAST 2003-1	3/6/2003	$749,996	$480,768	64%	7.50%	8.06%
SAST 2003-2	5/29/2003	$599,989	$437,489	73%	7.36%	7.46%
SAST 2003-3	9/16/2003	$1,000,000	$836,888	84%	7.28%	7.55%
SAST 2004-1 (1)	2/19/2004	$1,099,999	$1,044,744	95%	7.90%	7.44%
December 31, 2003
SAST 2001-2	8/2/2001	$650,410	$252,627	39%	9.54%	9.86%
SAST 2001-3	10/11/2001	$699,999	$275,915	39%	10.02%	9.65%
SAST 2002-1	3/14/2002	$899,995	$449,616	50%	8.93%	9.21%
SAST 2002-2	7/10/2002	$605,000	$353,607	58%	8.88%	9.08%
SAST 2002-3	11/8/2002	$999,999	$698,704	70%	8.43%	8.38%
SAST 2003-1	3/6/2003	$749,996	$626,089	83%	7.57%	8.06%
SAST 2003-2	5/29/2003	$599,989	$546,274	91%	7.39%	7.53%
SAST 2003-3	9/16/2003	$1,000,000	$977,656	98%	7.33%	7.59%

(1)	The original loan balance for SAST 2004-1 increased to approximately $1.1 billion during the second quarter of 2004 in connection with the final prefunding.

        We experienced faster prepayments of our mortgage loans during the second quarter of 2004 compared to the first quarter of 2004. A substantial portion of our loans contain prepayment penalties. Borrowers who accept the prepayment penalty receive a lower interest rate on their mortgage loan. Borrowers always retain the right to refinance their loan, but may have to pay a fee of up to six-months interest on 80% of the remaining principal when prepaying their loans. If the mortgage loan prepays within the prepayment penalty coverage period, we will record revenue from collection of a prepayment penalty. We report prepayment penalties when we collect such fees in interest income. In addition, if a loan prepays we fully expense any related deferred costs for that loan upon prepayment. We reflect the amortization of deferred costs in interest income.

        We expect that prepayment speeds will slow in future periods if market interest rates increase. If this occurs, we expect to see our current balance, as a percentage of original balance, not to decline as quickly as we saw in the second quarter of 2004. This event would positively impact interest income; however, we would also anticipate a decrease in the prepayment penalty income we receive.

			12 Month Constant Prepayment Rate (Annual Percent)		Life-to-date Constant Prepayment Rate (Annual Percent)
	Issue Date	Percent with Prepayment Penalty	Fixed	Arm	Fixed	Arm

June 30, 2004
SAST 2001-2	8/2/2001	62.19%	37.75%	52.29%	29.58%	40.52%
SAST 2001-3	10/11/2001	65.68%	44.20%	50.84%	35.21%	40.21%
SAST 2002-1	3/14/2002	66.83%	37.12%	49.89%	30.74%	39.91%
SAST 2002-2	7/10/2002	70.00%	41.51%	45.40%	32.69%	36.62%
SAST 2002-3	11/8/2002	73.47%	36.13%	43.05%	28.84%	34.39%
SAST 2003-1	3/6/2003	73.35%	26.21%	37.90%	22.82%	33.82%
SAST 2003-2	5/29/2003	71.62%	18.29%	31.08%	18.45%	30.51%
SAST 2003-3	9/16/2003	60.20%	—	—	12.22%	24.68%
SAST 2004-1	2/19/2004	49.54%	—	—	8.70%	18.64%
December 31, 2003
SAST 2001-2	8/2/2001	69.24%	38.26%	49.86%	28.29%	38.37%
SAST 2001-3	10/11/2001	64.44%	40.07%	48.25%	32.74%	38.42%
SAST 2002-1	3/14/2002	77.07%	37.23%	43.23%	29.53%	35.54%
SAST 2002-2	7/10/2002	75.02%	35.44%	38.37%	30.41%	33.23%
SAST 2002-3	11/8/2002	72.83%	27.58%	33.32%	22.68%	29,20%
SAST 2003-1	3/6/2003	74.53%	—	—	14.33%	24.83%
SAST 2003-2	5/29/2003	71.72%	—	—	12.21%	18.11%
SAST 2003-3	9/16/2003	58.57%	—	—	4.79%	8.84%

        Mortgage Loan Production

        Overview

        Our subsidiaries originate or purchase mortgage loans through our three separate production channels, wholesale, correspondent, and retail. Having three production channels allows us to diversify our production without becoming reliant on any one particular segment of the mortgage loan market. Mortgage loan production was $944.0 million for the three months ended June 30, 2004, which represents a 27% increase over our three months ended June 30, 2003 production of $741.3 million. Mortgage loan production was $1.7 billion for the six months ended June 30, 2004, which represents an 18% increase over our six months ended June 30, 2003 production of $1.5 billion. Our production growth during the second quarter of 2004 was primarily due to improved market and pricing conditions, as well as the marketplace perception that interest rates will rise in the near future. We expect the positive production trends to continue during the second half of 2004. We also experienced a significant increase in the number of loans originated for both the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003. Of the total mortgage loan production of $1.7 billion for the six months ended June 30, 2004, wholesale comprised 42%, correspondent comprised 23%, and retail comprised 27%, with the remaining 8%, or $136.3 million, representing called loans purchased from previously securitized off-balance sheet pools during the quarter. We retain the option as master servicer to call loans once the balance is below 10% of the original balance of the securitization. We routinely review the financial consequences of calling loans, and it is frequently to our advantage to do so since the loans that we place into our portfolio are performing assets. There were no loans called in the second quarter of 2004.

        We saw a slight decrease in our average loan balance for the six months ended June 30, 2004 compared to the six months ended June 30, 2004; however we saw a significant increase in our average loan balance in the second quarter of 2004 compared to the second quarter of 2003. We saw an increase in our weighted average median credit scores during the first six months of 2004. The decrease in our average loan balance for the first six months of 2004 was attributable to the loans we called during the first quarter of 2004 having a much lower average balance than new production since these loans are six to seven years old. We also saw a decrease in the weighted average interest rates on our production during the first six months of 2004, which was attributable to our higher credit quality loan production as well as lower interest rates in the market. The percentage of our production with prepayment penalties decreased to 66% for the first six months of 2004 from 76% from the first six months of 2003, primarily as a result of the seasoned portfolio of called loans we acquired during the first quarter of 2004 having no prepayment penalties in effect. Further discussion of each channel’s mortgage loan production can be found on pages 46 to 56.

        The following table sets forth selected information about our total loan production and purchases for the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2004	2003	Variance		2004 (1)	2003	Variance
	(dollars in thousands)
Loan production	$943,955	$741,308	27.34%		$1,722,689	$1,455,413	18.36%
Average principal balance per loan	$156	$139	12.23%		$139	$142	(2.11)%
Number of loans originated	6,043	5,333	13.31%		12,399	10,249	20.98%
Combined weighted average initial LTV	80.17%	79.92%	0.31%		80.13%	79.71%	0.53%
Percentage of first mortgage loans owner occupied	93.26%	93.19%	0.08%		93.09%	93.40%	(0.33)%
Percentage with prepayment penalty	71.86%	74.59%	(3.66)%		66.05%	76.25%	(13.3	8)%
Weighted average median credit score (2)	627	617	10 p	oints	623	615	8 poi	nts
Percentage fixed rate mortgages	38.57%	39.40%	(2.11)%		41.04%	38.67%	6.13%
Percentage adjustable rate mortgages	61.43%	60.60%	1.37%		58.96%	61.33%	(3.86)%
Weighted average interest rate:
Fixed rate mortgages	7.20%	7.74%	(6.98)%		7.66%	7.82%	(2.05)%
Adjustable rate mortgages	6.91%	7.63%	(9.44)%		7.05%	7.80%	(9.62)%
Gross margin - adjustable rate mortgages(3)	5.52%	5.27%	4.74%		5.40%	5.41%	(0.18)%

(1)	Amounts for the six months ended June 30, 2004 include $136.3 million in called loans.

(2)	The credit score is determined based on the median of FICO, Empirica, and Beacon credit scores.

(3)	The gross margin is the amount added to the applicable index rate, subject to rate caps and limits, to determine the interest rate.

        The following table highlights the net cost to produce loans for our total loan production and purchases for the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,
	2004			2003
	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized
Fees collected (2) (3)	(86)	86	—	(78)	78	—
General and administrative
production costs (2)(3)(4)(5)	246	(99)	147	267	(92)	175
Premium paid (2)(3)(5)	108	(108)	—	123	(123)	—

Net cost to produce (2)(3)(5)	268	(121)	147	312	(137)	175

Net cost per loan (dollars in
thousands) (5)	$4.2			$4.5

	For the Six Months Ended June 30,
	2004			2003
	Incurred	Deferred (1)	Recognized	Incurred	Deferred (1)	Recognized
Fees collected (2) (3)	(89)	89	—	(76)	76	—
General and administrative
production costs (2)(3)(4)(5)	281	(104)	177	269	(86)	183
Premium paid (2)(3)(5)	111	(111)	—	139	(139)	—

Net cost to produce (2)(3)(5)	303	(126)	177	332	(149)	183

Net cost per loan (dollars in
thousands) (5)	$4.6			$4.8

(1)	We defer nonrefundable fees and certain direct costs associated with originating a loan.

(2)	Excludes costs related to purchases from pre-divestiture securitizations pursuant to clean-up call provisions of the securitization trusts.

(3)	In basis points.

(4)	The incurred column excludes corporate overhead costs of 134 and 111 basis points for the three months ended June 30, 2004 and 2003, respectively, and 140 and 114 basis points for the six months ended June 30, 2004 and 2003, respectively. Includes depreciation expense.

(5)	Loan production figures used in this calculation are net of called loans.

        For the three months ended June 30, 2004, our net cost to produce decreased 44 basis points, or 14%, from the three months ended June 30, 2003. For the six months ended June 30, 2004, our net cost to produce decreased 29 basis points, or 9%, from the six months ended June 30, 2003. During the first six months of 2004, we collected higher fees; however, since the first six months of 2003, we have also incurred higher general and administrative expenses, relating to higher commission expense as a result of increased loan production. A detailed discussion of our cost to produce by segment is discussed in “Business Segment Results.”

Loan Production by Product Type

        We saw a decrease in our hybrid loan production and an increase in both our fixed mortgage production and our interest only production in the first six months of 2004 as compared to the first six months of 2003. The decrease in our hybrid loan production was mainly attributable to the introduction of our adjustable rate interest only product. During the three and six months ended June 30, 2004, approximately 29% and 24% of our production was adjustable rate interest only mortgages, compared to none for both the three and six months ended June 30, 2003, respectively. The following table shows the composition of our loan production based on product type for the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004	2003	Variance	2004 (1)	2003	Variance

Interest only adjustable rate mortgages	29.05%	—	100.00%	24.08%	—	100.00%
Two year hybrids (2)	21.69%	38.41%	(43.53)%	24.58%	41.43%	(40.67)%
Three -five year hybrids (2)	10.68%	22.17%	(51.83)%	9.95%	19.84%	(49.85)%
Floating adjustable rate mortgages	0.01%	0.02%	(50.00)%	0.35%	0.06%	483.33%

Total adjustable rate mortgages	61.43%	60.60%	1.37%	58.96%	61.33%	(3.86)%

Fifteen year	2.80%	3.65%	(23.29)%	3.48%	3.74%	(6.95)%
Thirty year	23.28%	23.59%	(1.31)%	25.33%	23.70%	6.88%
Interest only fixed rate mortgages	5.69%	2.76%	106.16%	4.36%	2.20%	98.18%
Balloons and other (3)	6.80%	9.40%	(27.66)%	7.87%	9.03%	(12.85)%

Total fixed rate mortgages	38.57%	39.40%	(2.11)%	41.04%	38.67%	6.13%

(1)	Includes all called loans.

(2)	Hybrid loans are loans that have a fixed interest rate for the initial two to five years and after that specified time period, become adjustable rate loans.

(3)	Balloon loans are loans with payments calculated according to a 30-year amortization schedule, but which require the entire unpaid principal and accrued interest to be paid in full on a specified date that is less than 30 years after origination.

Loan Production by Borrower Credit Score

        The following table shows the composition of our loan production by borrower risk classification for the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2003	Variance	2004 (1)		2003	Variance	2004

A+ Credit Loans (credit scores > 650) (2)
Percentage of total purchases and originations	34.52%	30.72%	12.37%		32.41%	28.66%	13.08%
Combined weighted average initial LTV	81.49%	81.59%	(0.12)%		81.23%	80.98%	0.31%
Weighted average median credit score	692	688	4 poi	nts	689	689	—
Weighted average interest rate:
Fixed rate mortgages	7.02%	7.62%	(7.87)%		7.35%	7.59%	(3.16)%
Adjustable rate mortgages	6.21%	6.60%	(5.91)%		6.28%	6.71%	(6.41)%
Gross margin - adjustable rate mortgages	4.97%	4.55%	9.23%		4.84%	4.64%	4.31%
A Credit Loans (credit scores 650 - 601) (2)
Percentage of total purchases and originations	32.76%	28.73%	14.03%		31.15%	28.99%	7.45%
Combined weighted average initial LTV	80.94%	80.12%	1.02%		80.99%	79.58%	1.77%
Weighted average median credit score	625	626	(1 po	int)	625	626	(1 poi	nt)
Weighted average interest rate:
Fixed rate mortgages	7.22%	7.51%	(3.86)%		7.50%	7.63%	(1.70)%
Adjustable rate mortgages	6.56%	7.09%	(7.48)%		6.64%	7.23%	(8.16)%
Gross margin - adjustable rate mortgages	5.27%	4.87%	8.21%		5.12%	4.98%	2.81%
A- Credit Loans (credit Scores 600 - 551) (2)
Percentage of total purchases and originations	20.71%	24.29%	(14.7	4)%	21.96%	24.41%	(10.04)%
Combined weighted average initial LTV	78.35%	78.56%	(0.27)%		78.59%	79.01%	(0.53)%
Weighted average median credit score	579	577	2 poi	nts	580	577	3 poin	ts
Weighted average interest rate:
Fixed rate mortgages	7.21%	7.85%	(8.15)%		7.83%	8.02%	(2.37)%
Adjustable rate mortgages	7.25%	7.93%	(8.58)%		7.35%	8.07%	(8.92)%
Gross margin - adjustable rate mortgages	5.86%	5.44%	7.72%		5.65%	5.58%	1.25%
B Credit Loans (credit Scores 550 - 526) (2)
Percentage of total purchases and originations	6.74%	9.07%	(25.6	9)%	7.91%	10.15%	(22.07)%
Combined weighted average initial LTV	77.42%	80.01%	(3.24)%		78.17%	80.09%	(2.40)%
Weighted average median credit score	539	538	1 poi	nt	543	538	5 poin	ts
Weighted average interest rate:
Fixed rate mortgages	8.05%	8.59%	(6.29)%		8.80%	8.85%	(0.56)%
Adjustable rate mortgages	8.11%	8.73%	(7.10)%		8.21%	8.81%	(6.81)%
Gross margin - adjustable rate mortgages	6.52%	6.17%	5.67%		6.28%	6.24%	0.64%
C /D Credit Loans (credit Scores <=525) (2)
Percentage of total purchases and originations	5.18%	7.10%	(27.0	4)%	6.23%	7.70%	(19.09)%
Combined weighted average initial LTV	77.62%	76.73%	1.16%		78.18%	77.38%	1.03%
Weighted average median credit score	513	512	1 poi	nt	521	514	7 poin	ts
Weighted average interest rate:
Fixed rate mortgages	8.98%	9.81%	(8.46)%		9.62%	9.76%	(1.43)%
Adjustable rate mortgages	8.80%	9.44%	(6.78)%		8.84%	9.49%	(6.85)%
Gross margin - adjustable rate mortgages	6.63%	6.57%	0.91%		6.58%	6.65%	(1.05)%
Unavailable credit scores
Percentage of total purchases and originations	0.09%	0.09%	—		0.34%	0.09%	277.78%
Combined weighted average initial LTV	70.97%	61.99%	14.49%		76.25%	68.52%	11.28%
Weighted average median credit score	—	—	—		—	—	—
Weighted average interest rate:
Fixed rate mortgages	9.19%	8.18%	12.35%		10.89%	8.39%	29.80%
Adjustable rate mortgages	8.29%	8.95%	(7.37)%		9.12%	9.72%	(6.17)%
Gross margin - adjustable rate mortgages	6.68%	5.99%	11.52%		6.16%	6.33%	(2.69)%

(1)	Includes all called loans.

(2)	The letter grade applied to each risk classification reflects our internal standards and does not necessarily correspond to classifications used by other mortgage lenders. We use our credit grades only for non-conforming and sub-prime loans, many of which inherently carry greater risk than conforming and prime loans carry.

         We have experienced a decline in the interest rates on our loans due to a significant increase in our higher credit quality production and the declining market interest rate environment since 2001 , which together contributed to lower coupons on our production in the first six months of 2004.

Loan Production by Income Documentation

        For the first six months of 2004, we saw an increase in our full documentation loan program. The following table shows the composition of our loan production based on income documentation for the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,
	2004		2003		Variance
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production		Weighted Average Median Credit Score
Full documentation	70.93%	620	66.58%	605	6.53%		15 points
Limited documentation	3.38%	616	4.51%	630	(25.0	6)%	(14 points)
Stated income	25.69%	647	28.91%	643	(11.1	4)%	4 points
	For the Six Months Ended June 30,
	2004 (1)		2003		Variance
Income documentation	% of Production	Weighted Average Median Credit Score	% of Production	Weighted Average Median Credit Score	% of Production		Weighted Average Median Credit Score
Full documentation	70.49%	616	68.38%	604	3.09%		12 points
Limited documentation	4.12%	616	4.49%	631	(8.2	4)%	(15 points)
Stated income	25.39%	643	27.13%	639	(6.4	1)%	4 points

(1)	Includes all called loans.

Loan Production by Borrower Purpose

        For the three months ended June 30, 2004 we saw an increase in our purchase loan production, with a corresponding decline in our rate or term refinance production as compared to the three months ended June 30, 2003. However, we experienced a decline in purchase loan production for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Even in years where we have experienced significant declines in mortgage interest rates, we have remained focused on cash-out refinance production. We anticipate the percentage of our purchase mortgage loan production may continue to increase in the future as a result of increased interest rates and our strategically focused marketing efforts.

        The following table shows the composition of our loan production based on borrower purpose for the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Borrower Purpose	2004	2003	Variance		2004 (1)	2003	Variance

Cash-out refinance	66.84%	69.61%	(3.98)%		66.78%	69.37%	(3.73)%
Purchase	26.96%	20.33%	32.61%		25.14%	20.43%	23.05%
Rate or term refinance	6.20%	10.06%	(38.3	7)%	8.08%	10.20%	(20.7	8)%

(1)	Includes all called loans.

Geographic Distribution

        Our production levels by region have fluctuated for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily in connection with our called loans acquired during the first quarter of 2004, which had fewer loans originated in California and more loans originated in the South and Mid Atlantic regions. The following table sets forth the percentage of all loans originated or purchased by us by region for the three and six months ended June 30, 2004 and 2003.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2004	2003	Variance	2004 (1)	2003	Variance

California	27.39%	27.03%	1.33%	25.33%	27.03%	(6.29)%
South	25.99%	26.37%	(1.44)%	26.98%	25.57%	5.51%
Mid Atlantic	14.96%	13.63%	9.76%	14.93%	13.28%	12.42%
West	11.09%	9.04%	22.68%	10.83%	9.43%	14.85%
Midwest	10.24%	11.37%	(9.94)%	10.83%	11.61%	(6.72)%
Southwest	5.63%	6.75%	(16.59)%	6.61%	7.11%	(7.03)%
New England	4.70%	5.81%	(19.10)%	4.49%	5.97%	(24.7	9)%

Total	100.00%	100.00%		100.00%	100.00%

(1)	Includes all called loans.

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

Overview of Our Interest Rate Risk Profile

        We view our interest rate risk profile relative to the financing vehicle that is used during the life of our mortgage loans. We have short-term and long-term financings that expose us to interest rate risk for the duration of the respective financing.

        Short-term Financing. Short-term financing exists from the time mortgage loans are originated until they are securitized. Our short-term financings, or warehouse borrowings, are dependent upon floating LIBOR rates with a one-month maturity. Because nearly all the collateral backing these financings have an initial fixed interest rate, and the financing instruments are subject to monthly changes in LIBOR, our net interest income is subject to fluctuations.

        Long-term Financing. Long-term financing is typically decided by an asset securitization structure. This structure can have financing terms that may be fixed for the life of the financing or subject to changes in LIBOR rates, as described in the paragraph above.

        A fixed financing structure is typically collateralized by fixed rate assets. Because both the asset and liability have fixed rates for the term of the financing, interest rate risk due to fluctuation in LIBOR rates does not exist, resulting in stable net interest income for the term of the financing.

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

        Basis Risk.  Basis risk results when the structured terms of mortgage loans differ from financing terms of our borrowings that are collateralized by those mortgage loans. As a result, our financing rates can change differently than the rates we charge on our mortgage loans. Changes in our financing rates relative to the loans supporting those financings causes fluctuations in net interest income. For this reason our management of this risk involves buying market instruments that increase in value while our interest expense declines in value.

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

        Management of Interest Rate Risk. To manage repricing, basis, and prepayment risks, we use various derivative instruments such as options on futures, Eurodollar futures, interest rate caps and floors, interest rate swaps and options on swaps. Generally, we seek to match derivative instruments to particular groups or pools of mortgage loans depending on whether the mortgage loans are fixed or floating rate loans. We intend the derivatives to remain in place until the risk is minimized to the extent that the risk of fluctuation in net interest income is acceptable to management. Through the structure of our long-term financings, we generally have, and seek to realize, opportunities to manage our interest rate risks, particularly with respect to fixed rate mortgages, by seeking to match the terms of the fixed rate mortgages with the fixed rate portion of the long-term financing. We continue to manage interest rate risks associated with variable-rate and other mortgages beyond the point of long-term financing by seeking to identify differences in the basis between our mortgage loans and related long-term financing, and to manage the repricing characteristics of our debt by continuing to purchase, hold, and sell appropriate financial derivatives.

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

Maturity and Repricing Information

        As shown in the tables below, from December 31, 2003 to June 30, 2004, there was an increase in our hedging activity due to the addition of new mortgage assets to our portfolio and the belief that interest rates would increase in the future. The following table summarizes the notional amounts, expected maturities and weighted average strike rates for interest rate floors, caps, swaps, and futures that we held as of June 30, 2004 and December 31, 2003.

	As of June 30, 2004
	2004	2005	2006	2007	2008	Thereafter
	(dollars in thousands)
Caps bought - notional:	$1,221,500	$898,216	$336,583	$18,167	—	—

Weighted average rate	2.75%	3.92%	3.27%	3.25%	—	—

Caps sold - notional:	$1,150,000	$865,966	$336,583	$18,167	—	—

Weighted average rate	3.43%	5.13%	4.94%	5.00%	—	—

Futures sold - notional:	—	$12,500	$95,000	—	—	—

Weighted average rate	—	3.71%	3.87%	—	—	—

Swaps bought - notional:	—	$500,000	$500,000	—	—	—

Weighted average rate	—	2.31%	3.52%	—	—	—

Puts bought - notional:	—	$50,000	—	—	—	—

Weighted average rate	—	2.25%	—	—	—	—

Puts sold - notional:	$100,000	$112,500	—	—	—	—

Weighted average rate	3.75%	4.11%	—	—	—	—

Calls bought - notional:	$425,000	—	—	—	—	—

Weighted average rate	2.00%	—	—	—	—	—

Total notional:	$2,896,500	$2,439,182	$1,268,166	$36,334	$—	$—

	As of December 31, 2003
	2004	2005	2006	2007	2008	Thereafter
	(dollars in thousands)
Caps bought - notional:	$1,115,750	$927,466	$321,417	—	—	—

Weighted average rate	2.92%	3.87%	3.35%	—	—	—

Caps sold - notional:	$1,025,000	$899,299	$321,417	—	—	—

Weighted average rate	3.61%	5.09%	5.04%	—	—	—

Futures sold - notional:	—	$37,500	$112,500	—	—	—

Weighted average rate	—	3.88%	4.31%	—	—	—

Puts bought - notional:	$250,000	$50,000	—	—	—	—

Weighted average rate	1.50%	2.25%	—	—	—	—

Puts sold - notional:	$112,500	$437,500	—	—	—	—

Weighted average rate	2.78%	4.03%	—	—	—	—

Total notional:	$2,503,250	$2,351,765	$755,334	$—	$—	$—

Analyzing Rate Shifts

        In our method of analyzing the potential effect of interest rate changes, we study the published forward yield curves for applicable interest rates and instruments, and we then develop various interest rate scenarios for those yield curves, using scenarios that we develop to provide relevant assumptions concerning economic growth rates, market conditions, and inflation rates, as well as the timing, duration, and amount of corresponding Federal Reserve Bank, or FRB, responses, in order to determine hypothetical impacts on relevant interest rates. We use this method of analysis as a means of valuation to manage our interest rate risk on our mortgage loan financing over long periods of time. The table below represents the change in our net interest income as determined by changes in our debt costs and offsetting values of derivative instruments under the four different analysis scenarios that we currently use as of June 30, 2004 and as of December 31, 2003 under the four scenarios that we used at that time.

	Effect on Net Interest Income of Assumed Changes in Interest Rates Over a Three Year Period
	June 30, 2004				December 31, 2003
	Scenario 1	Scenario 2	Scenario 3	Scenario 4	Scenario 1	Scenario 2	Scenario 3	Scenario 4
	(dollars in thousands)
Change in net interest income from mortgage portfolio	$(26,653)	$15,883	$76,270	$120,221	$(10,066)	$824	$10,827	$42,369
Change in net interest
income from hedging
instruments:
Futures	405	275	(510)	(991)	479	667	385	(1,133)
Swaps	7,254	272	(5,912)	(11,297)	—	—	—	—
Puts	(157)	(44)	(125)	(187)	615	(192)	(153)	(250)
Calls	(74)	37	409	1,217	—	—	—	—
Caps	5,169	367	(4,105)	(2,703)	2,310	556	(969)	(2,129)

Total change in net interest income from hedging instruments	$12,597	$907	$(10,243)	$(13,961)	$3,404	$1,031	$(737)	$(3,512)

Net change in net interest income	$(14,056)	$16,790	$66,027	$106,260	$(6,662)	$1,855	$10,090	$38,857

        Each scenario is more fully discussed below, and tables of the hypothetical yield curves are included below.

        Scenario 1 – Under this scenario we show mortgage loan and derivative valuations based upon an assumed aggressive response from the FRB, with the assumption that the economy is growing at a pace inconsistent with a FRB desire to maintain a stable or declining inflation environment. Under this scenario, we assume a hypothetical interest rate increase of approximately 350 basis points over a two-year period beginning in second quarter 2004. Such an increase in interest rates is aggressive by historical standards, and provides us with a view of the net interest income changes of our mortgage loans by assuming a comparable rise in financing rates. Making these assumptions at June 30, 2004, we estimate that our net interest income from our mortgage loan portfolio would decrease by $26.7 million. However, we estimate that this amount would be partially offset by an increase in our hedging instruments of $12.6 million. The net effect of this scenario would be a potential decline of $14.1 million in our net interest income from our portfolio. At December 31, 2003, we estimated that our net interest income could decline by approximately $6.7 million under this scenario.

        Scenario 2 – In this scenario we assume a slightly less severe hypothetical rise in interest rates compared to Scenario 1 in which the FRB doesn’t begin raising interest rates until the end of the second quarter of 2004 and then pushes interest rates higher at a faster pace as the economy expands and inflation increases. Under this scenario, we assume that interest rates have the potential to rise approximately 375 basis points, over a three year period beginning in the second quarter of 2004. Making these assumptions at June 30, 2004, we estimate that our net interest income from our mortgage loan portfolio and hedging instruments would increase by $15.9 million and $0.9 million, respectively, for a total potential increase in net interest income of $16.8 million. At December 31, 2003, we estimated that our net interest income could increase by approximately $1.8 million under this scenario.

        Scenario 3 — In this scenario we assume relatively stable hypothetical short-term rates. This scenario assumes that the FRB is relatively patient, by historical standards, as the economy maintains a range of low growth, and thus the FRB is more concerned with economic expansion than inflation. Interest rates are assumed to rise modestly with only an approximate 300 basis point increase over three years beginning in the second quarter of 2004. Given these assumptions at June 30, 2004, we estimate that our net interest income from our mortgage portfolio would increase by approximately $76.3 million, which would partially be offset by an estimated decline in net interest income from hedging instruments of approximately $10.2 million, for a total potential increase in net interest income of approximately $66.1 million. At December 31, 2003, we estimated that our net interest income could increase by approximately $10.1 million under this scenario.

        Scenario 4 –This scenario assumes that the FRB determines that it must maintain stable rates in the near term, and then begins to reverse previous interest rate cuts in year two, and more aggressively in year three, accounting for an approximate 250 basis point increase in rates over the three year period. Given these assumptions at June 30, 2004, we estimate that our net interest income from our mortgage portfolio would increase by approximately $120.2 million, which would partially be offset by an estimated decline in net interest income from hedging instruments of approximately $14.0 million, for a total potential increase in net interest income of approximately $106.2 million. At December 31, 2003, we estimated that our net interest income could increase by approximately $38.9 million under this scenario.

        The hypothetical yield curve data for each scenario as of June 30, 2004 and December 31, 2003 are as follows:

	June 30, 2004
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4

Jul-04	1.37	2.14	1.64	1.35	1.10
Sep-04	2.02	2.65	2.14	1.61	1.11
Dec-04	2.52	3.16	2.40	1.89	1.39
Mar-05	2.97	4.18	2.65	2.15	1.65
Jun-05	3.37	4.69	3.16	2.65	2.15
Sep-05	3.70	4.70	3.66	3.15	2.40
Dec-05	3.99	4.71	3.92	3.41	2.66
Mar-06	4.21	4.72	4.42	3.66	3.16
Jun-06	4.39	4.73	4.68	3.92	3.67
Sep-06	4.56	4.75	4.93	4.17	3.67
Dec-06	4.72	4.76	4.94	4.18	3.68
Mar-07	4.86	4.77	4.94	4.18	3.68
Jun-07	5.01	4.78	4.95	4.18	3.68

(1)	Current market is depicted using the forward Eurodollar Futures Curve. The Eurodollar Future curve is the series of benchmark rates of Libor with a 3 month maturity. The series of 3 month rates depicted represent the current market expectations of Libor spot rates in the future based on expectations of economic activity.

	December 31, 2004
Month	Current Market (1)	Scenario 1	Scenario 2	Scenario 3	Scenario 4

Jan-04	1.12	1.13	1.13	1.10	1.10
Mar-04	1.23	1.36	1.14	1.11	0.86
Jun-04	1.43	1.86	1.14	1.14	0.89
Sep-04	1.76	2.11	1.61	1.14	1.06
Dec-04	2.16	2.37	1.87	1.62	1.07
Mar-05	2.57	2.62	2.37	2.12	1.57
Jun-05	2.99	2.87	2.87	2.62	2.37
Sep-05	3.36	3.38	3.38	3.13	2.88
Dec-05	3.66	3.88	3.88	3.88	3.13
Mar-06	3.90	4.13	4.38	4.38	3.38
Jun-06	4.14	4.64	4.89	4.42	3.34
Sep-06	4.35	4.67	4.67	4.39	3.17
Dec-06	4.56	4.89	4.64	4.39	3.14

(1)	Current market is depicted using the forward Eurodollar Futures Curve. The Eurodollar Future curve is the series of benchmark rates of Libor with a 3 month maturity. The series of 3 month rates depicted represent the current market expectations of Libor spot rates in the future based on expectations of economic activity.

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

        Josephine Coleman v. America’s MoneyLine is a matter filed on November 20, 2002 in the Circuit Court of the Third Judicial Circuit, Madison County, Illinois, Case No. 02L1557. This is a class action suit alleging consumer fraud and unjust enrichment under Illinois law and similar laws of other states. Ms. Coleman alleges that she was improperly charged a fee for overnight delivery of mortgage loan documents. In December 2002, defendants filed a Petition to Compel Arbitration in the United States District Court for the Southern District of Illinois. The Motion to Compel Arbitration in federal court was denied on jurisdictional grounds. We appealed the District Court’s decision to the United States Court of Appeals for the Seventh Circuit. The Court of Appeals affirmed the District Court’s decision. We have filed a motion to compel arbitration in state court. If the plaintiff achieves nationwide class certification and the case is decided adversely to America’s MoneyLine, the potential loss could materially and adversely affect our earnings. At the present time, however, we cannot predict the outcome of the case.

        Margarita Barbosa, et al. v. Saxon Mortgage Services (f/k/a Meritech Mortgage Services, Inc.) et al., is a legal proceeding previously reported by the Company. The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 contains a description of this matter. There were no material developments in this legal proceeding during the quarter ended June 30, 2004.

        Shirley Hagan, et al. v. Concept Mortgage Corp., Saxon Mortgage and others is a class action filed on February 27, 2003 in the Circuit Court of Wayne County, Michigan. The suit alleges that the defendant mortgage companies, including Saxon Mortgage, violated the Home Ownership and Equity Protection Act, the Truth in Lending Act, and the Real Estate Settlement Procedures Act with respect to the fees and interest rate charged to plaintiff and the related loan disclosures, in connection with the plaintiff’s loan and the loans of a similarly situated class of borrowers. The suit seeks rescission of the affected loans, damages with interest, and costs and attorneys fees. We removed the case to federal court and filed a motion to compel arbitration, which was granted by the Magistrate Judge and subsequently appealed by the plaintiff. The District Court affirmed the Magistrate Judge’s order, and arbitration was initiated. In July, 2004, an agreement in principle was reached for settlement of this matter. The settlement would reduce the outstanding balance, and interest rate, of the plaintiff’s loan and provide for payment of the plaintiff’s legal fees in an approximate amount of $30,000.

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

On April 6, 2004, the Company furnished a Form 8-K (Item 9) reporting that the Company had issued a press release on April 6, 2004 announcing its earnings release and conference call dates for its results for the quarter ended March 31, 2004, and a copy of the press release was furnished as an exhibit.

On April 23, 2004, the Company filed a Form 8-K (Items 5, 7, and 12) reporting that the Company had issued a press release on April 22, 2004 announcing the Company’s financial results for the first quarter ended March 31, 2004, and a copy of the press release was filed as an exhibit.

On June 8, 2004, the Company filed a Form 8-K (Items 5 and 7) reporting that the Company had issued a press release on June 7, 2004 announcing the resignation of Dennis G. Stowe, Chief Operating Officer, President and Director, and a copy of the press release was filed as an exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2004	SAXON CAPITAL, INC. By: /s/ Michael L. Sawyer —————————————— Michael L. Sawyer Chief Executive Officer (authorized officer of registrant)

Dated: August 9, 2004	By: /s/ Robert B. Eastep —————————————— Robert B. Eastep Chief Financial Officer (principal financial officer)